Form 10-Q
period 2004-06-30
HOMEBANC CORP
filed 2004-08-26
CIK 1283683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File No. 001-32245

HomeBanc Corp.

(Exact name of registrant as specified in its charter)

Georgia	20-0863067
(State of incorporation)	(I.R.S. Employer Identification Number)

2002 Summit Boulevard Suite 100 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

(404) 303-4000

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):     YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at July 31, 2004
Common Stock, $0.01 par value per share	45,501,117

IMPORTANT INFORMATION ABOUT THIS REPORT

In this Quarterly Report on Form 10-Q, which we refer to as this “Report”, the words “Company,” “we,” “us” and “our” mean HomeBanc Corp., including its subsidiaries, as well as HomeBanc Corp.’s predecessors and their subsidiaries. “HBMC” refers to HomeBanc Mortgage Corporation, which became our wholly-owned subsidiary pursuant to a reorganization that we effected in connection with our initial public offering, which was completed on July 19, 2004. Prior to the reorganization, HBMC was wholly-owned by HBMC Holdings, LLC, which we refer to in this Report as “Holdings.” Except as otherwise indicated, we refer throughout this Report to the reorganization as having been completed prior to the period covered by this Report.

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Report are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the “Exchange Act.”

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions, and general consumer confidence and spending habits;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on our mortgage loan production and our interest sensitive assets and liabilities;

•	interest rate risks and credit risks of customers;

•	changes in our business strategy or competition that we face, as well as the general effects of competition from a wide variety of local, regional, national and other originators and sellers of mortgage loans and changes in the secondary mortgage market and investors therein;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates, including those used to develop hedging and interest rate risk management strategies;

•	the uncertainty and costs of litigation;

•	the risks of entering new markets or introducing new products;

•	the risks of mergers, acquisitions, joint ventures and/or divestures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to integrate operations or achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our industry or in the rate of growth in the markets that we serve;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information discussed in this Report, as well as other factors and risks described in any of our other reports and/or filings that we make with the SEC under the Exchange Act.

All written or oral statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our forward-looking statements apply only as of the date of this Report. We have no obligation and do not undertake to publicly update, revise or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

Results for the periods presented may not be indicative of future results due to our reorganization on July 12, 2004 and the recapitalization of our business effective upon completion of our initial public offering on July 19, 2004.

PART I

Item 1. Financial Statements

HomeBanc Corp.

Balance Sheets

March 17, 2004 (date of inception)

and June 30, 2004 (unaudited)

	June 30	March 17
	2004
	(Unaudited)
Assets
Cash	$150	$150

Total assets	$150	$150

Liabilities	$—	$—

Shareholders’ equity
Shareholders’ equity:
Preferred Stock – par value $0.01; 25,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common Stock – par value $0.01; 150,000,000 shares authorized; 10 shares issued and outstanding at June 30 and March 17, 2004, respectively	—	—
Additional paid-in-capital	150	150

Total shareholders’ equity	$150	$150

Total liabilities and shareholders’ equity	$150	$150

See accompanying notes.

HomeBanc Corp.

Notes to the Balance Sheets

March 17, 2004 (date of inception)

and June 30, 2004 (unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

HomeBanc Corp. (the “Company”) is a Georgia corporation engaged in the business of mortgage banking. The Company was formed on March 17, 2004 to, among other things, hold and service residential mortgage loans through its planned merger with an affiliate and execution of an initial public offering (the “Offering”).

The Company intends to make an election to be taxed as a real estate investment trust, or “REIT,” under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the Company’s taxable year ending December 31, 2004.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain information and disclosures normally included in Notes to financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The balance sheets of HomeBanc Corp. are not necessarily indicative of the financial condition of HomeBanc Corp.

2. Equity

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.01 per share. As of March 17, 2004 and June 30, 2004, no shares of preferred stock were issued or outstanding.

The Company has also authorized 150,000,000 shares of common stock with a par value of $0.01 per share. The Company issued 10 shares of its common stock upon its formation on March 17, 2004 for organizational purposes, which were the only shares outstanding at June 30, 2004.

3. Subsequent Events

The Company completed the Offering of 38,750,000 shares of common stock on July 19, 2004. The gross proceeds from the Offering were approximately $288.6 million, excluding the costs related to the offering. The Company completed a corporate reorganization immediately prior to the pricing of the Offering to meet the requirements for qualification as a REIT under the Code. In connection with the Company’s reorganization, the Company issued 6,751,107 shares of its common stock to HBMC Holdings, LLC in exchange for all of the outstanding capital stock of Abetterwayhome Corp. Following the reorganization, the Company holds all assets and conducts all operations previously held and conducted by HBMC Holdings, LLC and its subsidiaries including, without limitation, HomeBanc Mortgage Corporation.

On July 29, 2004, the Company completed a public offering through HomeBanc Mortgage Trust, Series 2004-1 of approximately $989.2 million of notes backed by adjustable-rate, residential first mortgage loans. The Company has accounted for the securitization as debt financing in accordance with the provisions of Financial Accounting Standards Board SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Approximately $24.1 million of notes issued by the Trust are held by a subsidiary of the Company.

Steven R. McClellan, the Company’s Chief Financial Officer, has submitted his resignation effective August 31, 2004. Mr. McClellan will serve as a consultant to the Company through 2004, and will receive monthly cash compensation of approximately $36,000 from the Company through 2005.

HBMC Holdings, LLC and subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands, except unit data)
Assets
Cash	$27,074	$1,722
Restricted cash	3,500	4,447
Mortgage loans held for sale	545,085	325,482
Mortgage loans held for investment, net of allowance of $564	1,034,073	—
Mortgage servicing rights, net	5,524	400
Accounts receivable	13,835	28,325
Prepaid assets	3,915	3,055
Premises and equipment, net	25,799	19,182
Goodwill, net	39,995	39,995
Deferred tax asset	5,313	—
Other assets	7,953	7,287

Total assets	$1,712,066	$429,895

Liabilities and unitholders’ equity
Warehouse lines of credit	$440,323	$257,045
Aggregation credit facilities	1,037,310	—
Loan funding payable	113,034	63,219
Accrued interest payable	4,233	1,614
Accounts payable	2,627	3,974
Accrued expenses	28,184	16,442
Debt	56,720	36,720
Deferred tax liability	—	5,969

Total liabilities	1,682,431	384,983
Minority interest	27	21

Unitholders’ equity:
Class A Preferred – stated value $1,000; 7% cumulative yield; 98,000 units authorized, 35,955 and 36,053 units issued and outstanding at June 30, 2004 and December 31, 2003, respectively	44,952	43,512
Common – stated value $0.10; 28,865,385 units authorized; 28,686,923 units issued at June 30, 2004 and December 31, 2003	2,610	2,610
Additional paid-in-capital	104	104
Treasury Common – 39,808 and 232,308 units at June 30, 2004 and December 31, 2003, respectively, at cost	(4)	(23)
Retained deficit	(19,198)	(1,227)
Accumulated other comprehensive income (loss)	1,144	(85)

Total unitholders’ equity	29,608	44,891

Total liabilities and unitholders’ equity	$1,712,066	$429,895

See accompanying notes.

HBMC Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(Unaudited)
	(Dollars in thousands, except unit amounts)
Revenues:
Net gain on sale of mortgage loans	$15,958	$25,903	$27,418	$44,546
Other revenue	1,271	170	1,746	197

Interest income	12,001	6,910	16,926	12,572
Interest expense	(8,134)	(4,306)	(12,200)	(8,196)

Net interest income	3,867	2,604	4,726	4,376
Provision for loan losses	356	—	564	—

Net interest income after provision for loan losses	3,511	2,604	4,162	4,376

Total revenues	20,740	28,677	33,326	49,119
Expenses:
Salaries and employee benefits, net	15,646	10,594	25,762	19,630
Marketing and promotions	5,890	4,375	10,834	7,406
Occupancy and equipment expense	3,997	2,946	12,907	5,707
Depreciation	1,432	1,044	2,698	1,977
Interest expense, other	368	393	746	785
Minority interest	50	23	74	23
Other operating expense	4,954	2,644	7,833	5,000

Total expenses	32,337	22,019	60,854	40,528

(Loss) income before income taxes	(11,597)	6,658	(27,528)	8,591
Income tax (benefit) expense	(4,277)	2,576	(11,108)	3,373

Net (loss) income	$(7,320)	$4,082	$(16,420)	$5,218

Net (loss) income applicable to common units	$(8,117)	$3,377	$(17,971)	$3,802

Net (loss) income per common unit outstanding:
Basic and diluted	$(0.28)	$0.12	$(0.63)	$0.13

Weighted average common units outstanding:
Basic and diluted	28,647,116	28,409,616	28,605,362	28,409,892

See accompanying notes.

HBMC Holdings, LLC and Subsidiaries

Consolidated Statements of Changes in Unitholders’ Equity

	Class A Preferred	Common	Additional Paid-in- Capital	Treasury Common	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Unitholders’ Equity
	(Unaudited and dollars in thousands)
Balance at January 1, 2003	$40,618	$2,610	$—	$(27)	$(5,992)	$(358)	$36,851
Repurchase of common	—	—	—	(1)	—	—	(1)
Repurchase of Class A Preferred	(25)	—	—	—	—	—	(25)
Accrued dividends on class A preferred	1,416	—	—	—	(1,416)	—	—
Accumulated other comprehensive income (net of income taxes of $1,037)	—	—	—	—	—	1,375	1,375
Net income	—	—			5,218	—	5,218

Balance at June 30, 2003	$42,009	$2,610	$—	$(28)	$(2,190)	$1,017	$43,418

Balance at January 1, 2004	$43,512	$2,610	$104	$(23)	$(1,227)	$(85)	$44,891
Issuance of common	—	—	—	19	—	—	19
Repurchase of class A preferred	(111)	—	—	—	—	—	(111)
Accrued dividends on class A preferred	1,551	—	—	—	(1,551)	—	—
Accumulated other comprehensive income (net of income taxes of $927)	—	—	—	—	—	1,229	1,229
Net (loss) income	—	—	—	—	(16,420)	—	(16,420)

Balance at June 30, 2004	$44,952	$2,610	$104	$(4)	$(19,198)	$1,144	$29,608

See accompanying notes.

HBMC Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended June 30,	2004	2003
	(Unaudited)
	(Dollars in Thousands)
Operating activities
Net (loss) income	$(16,420)	$5,218
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	2,698	1,977
Provision for loan losses	564	—
Provision for losses	2,520	871
Capitalization of mortgage servicing rights	(5,648)	—
Amortization of mortgage servicing rights	524	—
Loss on disposal of assets	5,722	—
Minority interest	6	24
(Decrease) increase in deferred taxes, net	(11,282)	3,800
Decrease in restricted cash	947	—
Originations of mortgage loans	(2,814,844)	(2,973,951)
Proceeds from sales of mortgage loans held for sale	1,602,105	2,748,489
Principal payments received on mortgage loans	30,344	4,110
(Repurchase) proceeds of construction-to-permanent loan participations	(74,365)	12,028
Decrease in accounts receivable	14,490	3,044
Increase in prepaid assets	(860)	(8,448)
Increase in other assets	(916)	(3,428)
Increase in accrued interest payable	2,619	570
(Decrease) increase in accounts payable	(1,347)	1,294
Increase (decrease) in accrued expenses	8,443	(100)

Net cash used in operating activities	(1,254,700)	(204,502)

Investing activities
Purchase of furniture, fixtures and equipment	(10,259)	(5,121)

Net cash used in investing activities	(10,259)	(5,121)

Financing activities
Proceeds from debt issuance	20,000	—
Increase in warehouse and aggregation credit facilities, net	1,220,588	121,975
Net change in loan funding payable	49,815	90,321
Repurchase of preferred units, net	(111)	(25)
Reissuance (purchase) of treasury common units, net	19	(1)

Net cash provided by financing activities	1,290,311	212,270

Net increase in cash	25,352	2,647
Cash and cash equivalents at beginning of period	1,722	5,311

Cash and cash equivalents at end of period	$27,074	$7,958

Supplemental disclosures
Cash paid for interest during the period	$10,729	$7,626

See accompanying notes.

HBMC Holdings, LLC and subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2004

(Unaudited)

1. Organization and Basis of Presentation

HBMC Holdings, LLC (“Holdings”), a Delaware limited liability company, is a holding company for entities engaged in the business of mortgage banking. Holdings is a limited liability company, with the liability of its members limited to their equity contributions. On March 2 and March 15, 2004, Holdings formed Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II, respectively. These two limited liability companies are bankruptcy-remote, single-purpose vehicles, and Abetterwayhome Corp. is the sole member of each of them. At June 30, 2004, the five subsidiaries of Holdings were Abetterwayhome Corp., a Delaware corporation, Abetterwayhome Finance, LLC, a Delaware limited liability company, Abetterwayhome Finance, LLC II, a Delaware limited liability company, HomeBanc Mortgage Corporation (“HBMC”), a Delaware corporation, and HomeBanc Title Partners, LLC, a Florida Limited liability company. All of these entities are collectively referred to as the “Company”.

Holdings, through its principal operating entity, HBMC, originates residential mortgage loans through its 19 store locations and its store-in-store locations, located in the States of Georgia, Florida and North Carolina. HBMC’s mortgage product line includes conforming FNMA/FHLMC mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, including construction-to-permanent and second lien mortgage loans, nonconforming jumbo loans, and a limited volume of sub-prime mortgage loans.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain information and disclosures normally included in Notes to financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. See Note 8 regarding the subsequent reorganization.

Certain balances in the prior period have been reclassified to conform to the current presentation.

2. Significant Accounting Policies

Mortgage Loans Held for Sale

Mortgage loans held for sale include mortgage loans and any related deferred origination fees and costs. Deferred net fees or costs are not amortized during the period the loans are held for sale, but are recognized when the loan is sold. Mortgage loans held for sale are carried at the lower of aggregate cost or estimated fair market value as determined by aggregate outstanding commitments from investors or current investor yield requirements. Any adjustment to the carrying amount of loans resulting from the application of SFAS 133, Accounting for Derivative Financial Instruments and Hedging Activities is considered in the determination of lower of cost or estimated fair market value. Net unrealized losses are recognized in a valuation allowance by charges to income.

Gains and losses on the sale of loans are recognized at settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. These transactions are treated as sales in accordance with SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At the time of sale, a reserve is established for estimated contingencies in the form of loss indemnification related to standard representations and warranties made in the sale. Historically, the Company has sold substantially all of the mortgage loans that it originated on a servicing released basis to various investors.

The majority of the loans originated by the Company are in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for sale.

Included in mortgage loans held for sale as of June 30, 2004 and December 31, 2003 was $32.9 million and $25.3 million, respectively, of construction-to-permanent loans with terms generally less than one year. Included in the balance sheet are net deferred loan costs of $702,000 and $731,000 as of June 30, 2004 and December 31, 2003, respectively.

Mortgage Loans Held for Investment

Mortgage loans held for investment are based on management’s intent and ability to hold the loans for the foreseeable future. Loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and an allowance for loan losses. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income over the estimated life of the loan using methods that approximate the interest method.

Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Allowance for Loan Losses

Holdings began to maintain an allowance for loan losses on loans held for investment as it first accumulated mortgage loans for investment in the first quarter of 2004. Additions to the allowance are based on assessments of certain factors, including but not limited to historical loan loss experience of similar types of loans, the Company’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the value of collateral securing the loans and current and anticipated economic and interest rate conditions. Evaluation of these factors involves subjective estimates and judgments that may change. Additions to the allowance are provided through a charge to earnings. The allowance for loan losses was $0.6 million at June 30, 2004. As of that date, no losses had been charged to the allowance. Provision expense for the six months ended June 30, 2004 was $0.6 million.

Mortgage Servicing Rights

Holdings recognizes mortgage servicing rights (“MSRs”) when a mortgage loan is sold, servicing retained, to a third party. Holdings collects monthly principal, interest and escrow payments and performs certain accounting and reporting functions on behalf of the mortgage investor. Holdings serviced approximately $547.3 million of mortgage loans for others as of June 30, 2004 and has recorded $5.5 million in MSRs net of amortization related to these mortgage loans. The fair values of MSRs are estimated by calculating the present value of the expected future cash flows associated with such rights, and are recorded at the lower of cost or market. MSRs are amortized over the period of, and in proportion to, estimated future net servicing income. Holdings amortized $0.5 million related to MSRs for the six month period ended June 30, 2004.

Fees for servicing loans are recognized monthly on an accrual basis based upon the terms of the underlying agreement. Generally, such agreements provide for fees based upon a percentage of the outstanding balance of the related loans.

Goodwill and Intangibles

Goodwill relates to the excess of purchase price over net assets acquired in business combinations, and for years prior to 2002 was being amortized over 20 years utilizing the straight-line method. Effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”), which resulted in the cessation of amortization of goodwill. Amortization expense for goodwill was $2.2 million annually prior to the adoption of this new standard. Accumulated amortization was $3.6 million at June 30, 2004. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests.

The carrying value of goodwill for Holdings is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying value exceeds the fair value, goodwill is impaired. Holdings regularly evaluates whether events and circumstances have occurred that indicate the value of goodwill may not be recoverable. In evaluating any potential impairment, Holdings uses comparable market multiples and other market valuation techniques to determine the value of the Company and estimates the amount of goodwill that would be paid by a buyer in the current market. If goodwill is considered to be impaired, the impairment loss is the amount of the goodwill that exceeds the fair value. Holdings had no impairment of goodwill for the periods ended June 30, 2004 and 2003.

Reserve for Contingencies

Holdings maintains a reserve for contingencies that arise in connection with certain loan sales. This reserve includes estimated losses on repurchases arising from representation and warranty claims and probable obligations related to disputes with investors on contractual obligations. The reserve is included in accrued expenses in the consolidated balance sheets and was $3.2 million as of June 30, 2004. During the period ended June 30, 2004, $0.4 million of losses were charged against this reserve, and $2.1 million of additional provision for losses was recognized.

Recent Accounting Pronouncement

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, or “SAB 105,” which provides guidance regarding loan commitments that are accounted for as derivative instruments. In SAB 105, the SEC determined that an interest rate lock commitment should generally be valued at zero at the date of inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. Holdings has adopted this new standard prospectively as of April 1, 2004, and implementation of SAB 105 did not have a material affect on Holdings’s financial condition or results of operations since Holdings did not previously recognize the value of such commitments at the date of their inception.

3. Borrowings

Abetterwayhome Finance, LLC entered into a $500 million uncommitted master repurchase agreement, or “aggregation credit facility,” with JPMorgan Chase Bank on March 8, 2004, which was temporarily increased on June 7, 2004 to $1.0 billion. This line of credit initially bore an interest at a rate equal to 30-day LIBOR plus 1% and terminates on the earlier of July 31, 2004 or the completion of HomeBanc Corp.’s (“HomeBanc”) first securitization following its initial public offering. On July 30, 2004, following the completion by Homebanc of its initial public offering and the HomeBanc Mortgage Trust Series 2004-1 securitization, this facility was reduced to $500 million. The line was extended to July 14, 2005 and bears interest at a rate equal to 30-day LIBOR plus 0.6%.

On April 29, 2004, Abetterwayhome Finance, LLC II entered into an uncommitted $500 million mortgage repurchase facility with Bear Stearns & Co. This facility initially bore interest at a rate equal to 30-day LIBOR plus 1% and terminates on the earlier of July 31, 2004 or the completion date of HomeBanc Corp.’s initial public offering. Following the completion by HomeBanc of its initial public offering, this line of credit was extended to July 14, 2005 and the terms were amended to a $300 million facility that bears interest at a rate equal to 30-day LIBOR plus 0.7%.

Warehouse and repurchase lines of credit are collateralized by substantially all mortgage loans held for sale and investment. Holdings is subject to various debt covenants and was in default of one such covenant related to the warehouse line of credit through JP Morgan Chase during the three months ended March 31, 2004. Holdings received a waiver of such default and a related amendment to the agreement has been completed. Holdings was in violation of three such covenants related to the repurchase line of credit through Credit Suisse First Boston Mortgage Capital LLC during the three months ended March 31, 2004. Holdings received a waiver of such defaults and a related amendment to the agreement has been completed. Holdings and its subsidiaries were in compliance with all debt covenants as of June 30, 2004.

4. Earnings per Common Unit Outstanding

Basic earnings per common unit outstanding represents income available to holders of common units divided by the weighted-average number of common units outstanding during the period. Diluted common units outstanding reflects additional common units that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Earnings per common unit have been computed based on the following (dollars in thousands):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net (loss) income	$(7,320)	$4,082	$(16,420)	$5,218
Less: Preferred stock dividends	797	705	1,551	1,416

Net (loss) income applicable to common stock	$(8,117)	$3,377	$(17,971)	$3,802

Net (loss) income per common unit outstanding:
Basic and diluted	$(0.28)	$0.12	$(0.63)	$0.13

Average number of common units outstanding:
Basic and diluted	28,647,116	28,409,616	28,605,362	28,409,892

5. Equity

During the six months ended June 30, 2004, Holdings sold 300,000 common units from treasury to employees of HBMC at $0.10 per unit, which is the cost at which the units were originally repurchased by Holdings. The units vest over a period of five years or upon a change in control of the Company. The fair value of such units is being recognized as expense over the five year vesting period. As of June 30, 2004, Holdings had recognized $32,000 of expenses related to these units. Fair value was determined based on the estimated per share value of the units in light of the proposed initial public offering of common stock by HomeBanc. Upon a change in control of Holdings, including a change of control that may result from an initial public offering by HomeBanc, these units immediately vest and $0.6 million of compensation expense would be recognized immediately.

6. Commitments

Holdings entered into a 10-year lease for a new corporate facility that allowed Holdings to consolidate personnel located in three separate buildings. The new lease resulted in the early termination of one lease in 2003 and the abandonment of another lease in February 2004. Holdings recorded a non-cash charge of approximately $5.5 million as occupancy and equipment expense in February 2004 related to the abandonment of the second lease. Holdings also expects to spend approximately $5.6 million to complete its new HomeBancWay II Loan software system.

7. Derivatives

Holdings enters into derivative financial instrument transactions principally for the purpose of protecting against the risks of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. Holdings is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

Under the guidelines of FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and Hedging Activities or “SFAS 133”, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. Cash flows from derivative instruments that are accounted for as fair value hedges or cash flow hedges under SFAS 133 are classified in the same category as the cash flows from the items being hedged.

Holdings enters into forward sales contracts to reduce changes in cash flows upon the sale of its closed mortgage loan inventory in loans held for sale. Management had historically designated certain forward sales contracts as hedges of its closed loan inventory. Beginning in April 1, 2004, Holdings changed its hedge accounting policy by designating the full change in fair value of its closed mortgage loan inventory as its hedged risk. As a result of this change, the Company discontinued hedge accounting until such time as the documentation and systems required to support the assessment of hedge effectiveness on a fair value basis could be completed. This analysis was not completed during the second quarter of 2004; therefore, all of the derivatives associated with mortgage loans held for sale were designated as freestanding hedges during the period and, as a result, changes in the derivative value during the period were recorded in current period earnings.

Holdings enters into derivative instruments, primarily interest rate swaps and futures, to hedge the variability of cash flows related to interest payments on its warehouse line of credit. On March 5, 2004, Holdings entered into a three-year interest rate swap with a notional amount of $100 million for which the Company will receive monthly payments at the 30-day LIBOR rate and make monthly payments at a fixed rate of 2.3525%. Holdings terminated this swap on June 9, 2004 and realized a cash gain of $2.7 million. The amount included in other comprehensive income, net of tax, was $1.1 million as of June 30, 2004. The amount included in other comprehensive income represents the fair value of the derivative instrument designated as a cash flow hedge of the forecasted interest expense and is expected to be reclassified into earnings over the three-year period the swap was originally intended to span.

8. Subsequent Events

As of July 12, 2004, Holdings exchanged all of the outstanding capital stock of Abetterwayhome Corp. for 6,751,107 shares of common stock of HomeBanc. In July 2004, Holdings distributed to the holders of its preferred units 6,101,677 shares of the HomeBanc Corp. common stock that it received in the reorganization. The distribution is equal to the aggregate value of the capital accounts, including accumulated but unpaid distributions, of the preferred units as of the date of the closing of the initial public offering of HomeBanc. Holdings retained 649,430 shares of HomeBanc common stock following this distribution. This transaction will be accounted for in a manner similar to a pooling of interests and future financial statements of HomeBanc Corp. will include the combined entities from the earliest date presented.

On August 4, 2004, the Company increased the aggregate commitments related to the syndicated warehouse line of credit led by JPMorgan Chase Bank, as agent, to $755 million by adding an additional six financial institutions to the existing agreement. The maturity date of the agreement has been extended to June 7, 2005.

As of August 6, 2004, the Company amended its $100 million repurchase line of credit agreement with Credit First Boston Mortgage Capital, LLC to extend the maturity date of the agreement to November 5, 2004.

On August 13, 2004, hurricane Charley moved inland across the state of Florida. While we did not experience any material damage to any of our stores, we are still evaluating if there is any other potential business impact.

Steven R. McClellan, the Chief Financial Officer of HomeBanc Corp., has submitted his resignation effective August 31, 2004. Mr. McClellan will serve as a consultant to HomeBanc Corp. through 2004, and will receive monthly cash compensation of approximately $36,000 from HomeBanc Corp. through 2005.

Part I. Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements of HBMC Holdings, LLC and the notes thereto. The following is a discussion of the financial condition and results of operations on a consolidated basis for HBMC Holdings, LLC which, through its subsidiaries, conducted all of the mortgage operations and held all our assets prior to the reorganization on July 12, 2004. We anticipate that our historical financial results will not be indicative of our future financial performance. We first began holding loans for investment in February 2004, and this activity materially increased during the first six months of 2004. As we accumulated loans pending HomeBanc Corp.’s initial public offering, our income from gain on sales declined as a result of holding mortgage loans for investment. During the first six months of 2004, we used short-term warehouse and repurchase agreement facilities to fund our long-term holdings. In the future, we expect to periodically securitize adjustable-rate mortgage loans held for investment by offering long-term adjustable-rate debt which we expect will be lower in cost than our warehouse and repurchase facilities. We expect to incur greater interest expense to carry loans in our portfolio, and to generate higher interest and service fee revenues from these retained loans. Our historical financial data also does not reflect the effects of our capital structure following the initial public offering of our common stock nor the more favorable terms of our credit facilities, our securitization or our greater liquidity. We have not discussed the financial condition and results of operations of HomeBanc Corp. because HomeBanc Corp. was formed in March 2004 and did not have any operations through the period ended June 30, 2004.

General

We are a Georgia corporation that, following the reorganization on July 12, 2004, owns 100% of the outstanding stock of HomeBanc Mortgage Corporation, or “HBMC,” a residential mortgage banking company. HBMC and its predecessors have been in the residential mortgage loan origination business for over 20 years. We will be taxed as a real estate investment trust, or “REIT,” and HBMC will be a taxable REIT subsidiary that will continue to focus its mortgage origination activities primarily on prime one-to-four family residential mortgage loans. While the definition of “prime” loans varies from company to company, we consider “prime” loans to be loans that satisfy our prescribed investment criteria, namely loan product type, credit scores and loan-to-value ratios.

Historically, HBMC has sold substantially all of the mortgage loans that it originates to third parties in whole loan and securitized form. We presently expect to continue selling the majority of fixed-rate mortgage loans that we originate. We believe that, due to the complexity of some interest-only, adjustable-rate mortgage products, the secondary whole loan mortgage market does not always accurately reflect their true economic value. The majority of our retained mortgage loans in the second quarter of 2004 were, and in our future operations will be, adjustable-rate mortgage loans with rates based on the London Interbank Offered Rate or “LIBOR”. These holdings will be financed by equity and debt, primarily adjustable-rate securitizations treated by us as financings for financial reporting and federal income tax purposes. In the second quarter of 2004, we serviced, and in the future will continue to service the loans we hold for investment. Although we do not presently intend to actively invest in loans or mortgage-backed securities collateralized by assets that we do not originate, we may do so from time to time in the future.

Industry Outlook

Our analysis of current industry trends leads us to believe that total mortgage originations for 2004 will decline by approximately 30% compared to 2003. This will be driven by a decline in refinance mortgage originations. This suggests that the competition for purchase money mortgage originations will continue to intensify, which is what we observed during the period ended June 30, 2004. We continue to operate in select markets within the states of Georgia, Florida and North Carolina. Our focus remains on utilizing traditional retail mortgage loan origination channels and developing and expanding our strategic marketing alliances with residential realtors and home builders.

Financial Condition Discussion

Cash

We had unrestricted cash and cash equivalents of $27.1 million at June 30, 2004 versus $1.7 million at December 31, 2003. This increase in cash was a combination of debt issuance and principal payments received on loans.

Mortgage Loans Held for Sale

Mortgage loans we have originated, but have not yet sold, are classified as “mortgage loans held for sale”. We had mortgage loans held for sale of $545.1 million at June 30, 2004. Mortgage loans held for sale represent mortgage loans originated and held pending sale to permanent investors or transfer into the REIT and are carried at the lower of cost or market value. We use warehouse lines of credit to finance our mortgage loans held for sale. Fluctuations in mortgage loans held for sale, warehouse lines of credit and loan funding payable are dependent on loan production seasonality, as well as our investor’s ability to purchase mortgage loans on a timely basis.

Mortgage Loans Held for Investment

Mortgage loans we have originated and transferred to the REIT are classified as “mortgage loans held for investment”. We had mortgage loans held for investment of $1.0 billion at June 30, 2004. Mortgage loans held for investment represent mortgage loans that we intend to hold for the foreseeable future and are carried at cost. We use aggregation credit facilities to finance our mortgage loans held for investment until such time as we are able to securitize these loans. Fluctuations in mortgage loans held for investment and the related aggregation credit facilities are dependent on loan production seasonality and our ability to transfer loans and securitize mortgage loans at the REIT. The increase in mortgage loans held for investment from December 31, 2003 to June 30, 2004 was due to our decision to change our business from selling substantially all of our mortgage loans that we originate to instead retaining for investment a majority of the adjustable-rate loans that we originate.

Accounts receivable

Accounts receivable totaled $14.0 million as of June 30, 2004. The decrease in accounts receivable from December 31, 2003 to June 30, 2004 was mainly due to cash received from investors subsequent to year-end attributable to loan sales at year-end.

Accrued expenses

Accrued expenses increased from $16.4 million at December 31, 2003 to $28.2 million at June 30, 2004. The increase from year-end was due to primarily to the $4.5 million recorded in the period related to the relocation of our corporate facility, the increase in the contingent loss reserve of $1.7 million, the increase in accrued loan expenses of $1.0 million due to seasonality and the increase in our deferred compensation liability of $0.9 million.

Debt

Our debt increased by $20.0 million due to corporate and mortgage origination cash requirements as we change our business from selling substantially all of our mortgage loans that we originate to instead retaining for investment a majority of the adjustable-rate loans that we originate.

Derivative Instruments

The following summarizes the hedging instruments that, subject to limitations imposed by the REIT requirements, we expect to use to reduce interest rate risks on the loans that we hold for investment and the loans that we hold for sale. We presently do not intend to hedge our servicing portfolio.

Loans Held for Investment

We will attempt to mitigate the interest rate risk on loans that we securitize and loans that we hold in our investment portfolio. In the case of loans that we securitize, the securitization itself assists us in hedging interest rate risks by enabling us to generally match the terms of the liabilities in the form of pass-through securities of the mortgage loans that we securitize.

In the case of loans that we hold in our investment portfolio, we will utilize the hedging techniques described below:

Matching Adjustable Rates on Borrowings. We will attempt to fund all of our ARM assets with borrowings whose maturities approximately match the interest rate adjustment periods on our ARM assets. Accordingly, our borrowings generally will have variable interest rates or fixed interest rates with maturities of one year or less because our traditional ARM assets, maintain interest rates that adjust within one year.

In addition, some of our investment portfolio will be comprised of hybrid ARM assets, which have fixed interest rate periods of three to five years. We intend to utilize hybrid hedging instruments to attempt to fix the interest rate on our borrowings so that the target net duration of our hybrid ARM assets, related borrowings and hybrid hedging instruments is no more than three months. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates.

Interest Rate Swap Agreements and Eurodollar Transactions. We enter into swap agreements where, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We may also enter into Eurodollar transactions in order to fix the interest rate changes on our forecasted three-month LIBOR based liabilities.

Interest Rate Cap Agreements. Additionally, we may purchase interest rate cap agreements, pursuant to which we will receive cash payments if the interest rate index specified in the cap agreement increases above contractually specified levels. Therefore, the interest rate cap agreements have the effect of capping the interest rate on a portion of our borrowings to the rate specified by the interest rate cap agreement.

We also may enter into other hedging-type transactions designed to protect our borrowing costs or portfolio yields from interest rate changes. We may also purchase “interest-only” mortgage derivative assets or other mortgage derivative products for purposes of mitigating risk from interest rate changes. We may also use, from time to time, futures contracts and options on futures contracts on Eurodollar, federal funds, Treasury bills and Treasury notes and similar financial instruments to mitigate risk from changing interest rates.

For the second quarter of 2004, we did not enter into and we presently do not intend to enter into derivative instruments, except for hedging purposes. Further, it is unlikely that we can obtain hedging instruments that perfectly offset all of the risks of our assets and liabilities. No hedging strategy can completely insulate us from risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge. We intend to monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets.

As of June 30, 2004, we had six hedges with respect to our indebtedness used to finance our mortgage loans held for investment. The hedges that we currently have in place have contractual lives that range between one year and five years. Three of the hedges are interest rate swap agreements and have a total notional amount of $200 million. The terms of these swaps require us to pay a fixed rate during the term of the swap and receive the then current one-month LIBOR rate. Subsequent to June 30, 2004, we entered into five additional interest rate swap agreements with a combined notional amount of $150 million. The purpose of the interest rate swap agreements is to protect the net interest spread on the three-year fixed/six-month interest-only, adjustable-rate mortgage loan product and the five-year fixed/six-month interest only, adjustable-rate mortgage loan product. We also have three interest rate basis swaps that require that we pay the six-month LIBOR rate and receive the one-month LIBOR rate plus a spread. A basis swap is an interest rate swap where one party receives payments based on one floating rate index, and the counterparty makes payments based upon another floating rate index. Each of these swaps has a notional amount of $100 million. These swaps are designed to mitigate decreases in our interest rate spread on our six-month interest-only product in a rising interest rate environment. These interest rate basis swaps are intended to hedge our liabilities under the aggregation facilities and to reduce the risks that increases in interest rates would have, since our liabilities reprice faster than our mortgage loans held for investment.

Loans Held For Sale

We historically have used, including in the second quarter of 2004, and expect to continue to use, various financial instruments, including derivatives, to manage the interest rate risk related specifically to our applications subject to interest rate lock commitments, which we refer to as our “committed pipeline,” and our mortgage loan inventory. We generally expect to use the following derivative instruments in our risk management activities related to the committed pipeline and mortgage loan inventory:

•	“best efforts” and “mandatory” forward sales of individual or whole loans, which represent an obligation to sell mortgage inventory to an investor at a specific price in the future;

•	forward sales of mortgage-backed securities, or “MBS,” which represent an obligation to sell a MBS at a specific price in the future, and the value of which increases as mortgage rates rise;

•	forward purchases of MBS, which represent an obligation to buy a MBS at a specific price in the future, and the value of which increases as mortgage rates fall;

•	long call options on MBS, which represent a right to buy a MBS at a specific price in the future, and the value of which increases as mortgage rates fall;

•	long put options on MBS, which represent a right to sell a MBS at a specific price in the future, and the value of which increases as mortgage rates rise;

•	long call options on Treasury futures, which represent a right to acquire a Treasury futures contract at a specific price in the future, and the value of which increases as the benchmark Treasury rate falls; and

•	long put options on Treasury futures, which represent a right to sell a Treasury futures contract at a specific price in the future, and the value of which increases as the benchmark Treasury rate rises.

We generally seek to cover substantially all of our fixed-rate mortgage inventory by individual delivery commitments with the applicable investor, or forward sales of MBS net of forward purchases.

To manage the interest rate risk associated with the committed pipeline, we use a combination of net forward sales of MBS and “put” and “call” options on MBS or Treasury futures. Generally, we enter into forward sales of MBS in an amount equal to the portion of the committed pipeline expected to close, assuming no change in mortgage rates. We acquire put and call options to protect against the variability of loan closings caused by changes in mortgage rates, utilizing the current fallout estimates to determine the amount of option coverage required. We review our committed pipeline and mortgage inventory risk profiles on a daily basis. We also employ “shock tests” to project the estimated effects of interest rate changes on our committed pipeline and mortgage inventory.

Interest rate risk management of the committed pipeline is complicated by the fact that the ultimate percentage of applications that close within the terms of the interest rate lock commitment, or “rate lock commitments,” varies due to the “fallout” of applicants who receive commitments from us, but choose not to close the mortgage loan within the terms of the commitment. The variability of the percentage of commitments not closed due to fallout is caused primarily by changes in mortgage rates. In general, the percentage of applications that ultimately close within the terms of the rate lock increases if mortgage rates rise and decreases if mortgage rates fall, due primarily to the relative attractiveness of current mortgage rates compared to the applicants’ committed rates. The closing percentage is also influenced by, among other things, the source of the applications, age of the applications, construction delays, insufficient appraisal values to support the loan amount, purpose for the loans—purchase or refinance—and the application approval rate.

Our success in reducing our interest rate risk is directly related to our ability to monitor and estimate fallout. We have developed closing ratio estimates, which we refer to as “fallout estimates,” for the committed pipeline using our empirical data taking into account all of these variables. The fallout estimates also take into account renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The fallout estimates are revised periodically using the most current empirical data.

Loan Servicing

Loan servicing is a series of administrative functions with respect to a mortgage loan, which are governed by federal, state and local regulations, as well as the terms of the mortgage loan and the contractual servicing agreement between the servicer and the holder of the related mortgage loans. The servicer performs loan servicing functions in exchange for fees and other remuneration. Servicing functions typically include:

•	collecting and remitting loan payments;

•	responding to borrower inquiries;

•	accounting for principal and interest;

•	holding custodial (escrow impound) funds for payment of property taxes and insurance premiums;

•	counseling delinquent mortgagors; and

•	supervising foreclosures and property dispositions.

For performing these functions, the servicer receives an annual servicing fee. The servicing fees are collected and paid from the monthly interest payments made by the mortgagors. Prior to December 2003, HBMC did not retain the servicing for any of the mortgage loans that it sold, except for construction-to-permanent mortgage loans, which HBMC serviced during the construction phase of the loan. Commencing in December 2003, HBMC began retaining servicing for those loans that it found economically attractive to service, namely a portion of the nonconforming mortgage loans and a limited number of loans sold to Fannie Mae, and continued to service the construction-to-permanent loans during the construction phase of these mortgage loans. In addition, HBMC generally has serviced loans that are the subject of securitized transactions for up to 30 days after the loans are securitized.

We serviced approximately 7,100 mortgage loans with an aggregate outstanding principal balance of approximately $1.6 billion that we held for investment or that we serviced for others as of June 30, 2004. For the quarter ended June 30, 2004, we had servicing revenues of $0.9 million compared to the quarter ended June 30, 2003 where we had no servicing revenues. For the six months ended June 30, 2004, our servicing revenues were $1.1 million while we again had no servicing revenues for the six months ended June 30, 2003.

Allowance for Loan Losses

The allowance for loan losses represents our assessment and estimate of the risks associated with extending mortgage credit and our evaluation of the quality of our loans held for investment. We analyze our loans held for investment to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain this reserve at a level we believe will be adequate to absorb anticipated loan losses. We began to retain certain loans during the first six months of 2004, which we have classified as “loans held for investment” in our balance sheet as of June 30, 2004. Our evaluation of the adequacy of the allowance for loan losses is based on an assessment of the risks within the portfolio of loans held for investment. In assessing the adequacy of the allowance, we review the size, quality and risk of the loans held for investment. We also consider factors, including, but not limited to, the historical loan loss experience of similar types of loans, our loan loss experience, the amount of past due and nonperforming loans, specific known risks, the value of the collateral securing the loans, current and anticipated economic and interest rate conditions and other factors that affect the allowance for loan losses. Evaluation of these factors involves subjective estimates and judgments that may change. A rapidly rising interest rate environment could have a material adverse affect on certain borrowers’ ability to pay especially with adjustable-rate loans. Changes in economic conditions and interest rates could materially affect our evaluation of the allowance for possible loan losses and require additional provision to be made for loan losses.

Based on this analysis, we determined that the allowance for loan losses should be $0.6 million with respect to the $1.0 billion of loans held for investment as of June 30, 2004. The allowance at June 30, 2004 was 5.5 basis points of our total loans held for investment. Since the Company’s analysis of the uncertainties involved in applying its allowance for loan losses policy is at an early stage in the planned change in its operating strategy, our actual loss experience may be substantially different than our allowance. If our actual losses are greater, our profitability will be reduced and our liquidity will be adversely affected by our obligation to repurchase such loans from our aggregation facility lenders, which could have an adverse effect on us.

Our provision for loan losses during the three months ended June 30, 2004 was $0.4 million and $0.6 million for the six month period ended June 30, 2004.

Our policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal and/or interest due. Loans that are contractually past due 90 days or more that are well secured and are in the process of collection generally are not placed on nonaccrual status. A loan may be placed on nonaccrual status at an earlier date, pending the sale of any collateral or a determination as to whether sources of repayment exist, when reasonable doubt exists as to the repayment of a loan in accordance with the agreed terms and the ultimate collection of principal or interest. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient to ultimately reduce or satisfy the obligation.

At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Generally, when a loan is placed on nonaccrual status, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Thereafter, any interest income on a nonaccrual loan is recognized only on a cash basis. Cash receipts for accruing nonperforming loans are applied to principal and/or interest under the contractual terms of the loan agreement. A loan held for investment is recommended for charge-off against the allowance for loan losses when we believe the collection of the principal of the loan is doubtful. Such recommendations to charge off principal are made monthly to our Risk Management Committee for approval. While it is our policy to charge off in the period when a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Therefore, our judgment as to the adequacy of the allowance for possible loan losses is necessarily approximate and imprecise.

Revenues and Expenses

HBMC Holdings’ revenue has consisted primarily of:

•	gain on sale of mortgage loans, which is the difference between the price we receive on loan of the loan, which is at the lower of cost or market value. The cost of a loan includes the principal direct loan costs (including sales associate commissions, appraisal fees and loan processing loan origination and underwriting fees;

•	net interest income, which is the difference between the interest income generated on mortgage and the interest expense related to financing those loans through our warehouse lines of credit facilities; and

•	other revenue from our servicing activities, and our title and mortgage insurance ventures.

HBMC Holdings’ expenses have consisted primarily of:

•	salaries, benefits and associated payroll costs;

•	marketing, promotion and advertising costs;

•	occupancy and equipment costs;

•	depreciation and amortization expense;

•	interest expense on debt other than debt used to finance mortgage loans; and

•	other operating costs, which include outsourcing costs incurred for mortgage loan post-closing services, professional services and general and administrative functions.

Our strategy, combined with our REIT election, will result in significant changes to certain of our accounting policies and to our financial statements as compared to our historical accounting policies and financial statements. Because of these changes, the historical financial results of HBMC Holdings LLC, as discussed in this section, are not necessarily indicative of our future performance.

Our Title and Mortgage Insurance Ventures

HomeBanc Title Partners, LLC, is 75% owned by us and is 25% owned by Security First Title Affiliates, Inc., an unaffiliated title insurance agency. HomeBanc Title Partners provides title insurance agency services to customers of HBMC.

We also own contractual interests in segregated accounts of two captive private mortgage reinsurance companies controlled and managed by unaffiliated insurance companies, to which we have contributed $629,000 of capital as of July 31, 2004. These arrangements provide us with income based upon the amount of capital required to support these policies and the claims experience of the private mortgage insurance sold by these entities to customers of HBMC, and in which we bear the second 5% of losses in an amount up to our capital contributions. We began our participation in these ventures in 2003. We consolidate our interests in the two captive private mortgage reinsurance companies consistent with FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (“VIEs”).

The revenues for our title and mortgage insurance ventures were $519,000 and $297,000, respectively, for the six month period ended June 30, 2004, compared to $140,000 and $0, respectively, for the same period in 2003.

Taxation

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

HBMC has incurred pre-tax losses of $27.5 million for the six months ended June 30, 2004. During this period, we recorded deferred tax assets of $13.1 million related to these net operating losses. The Company believes that it has the ability to generate taxable income in the future at its taxable subsidiaries sufficient to realize the benefit of these deferred tax assets.

We intend to qualify, and will elect to be taxed, as a REIT for federal income tax purposes on a go forward basis. HBMC will continue as our primary mortgage origination subsidiary, and we will make an election to treat HBMC as a taxable REIT subsidiary (“TRS”). In order to meet certain of the requirements for us to qualify as a REIT, we presently intend that HBMC, initially following our reorganization and our successful election to be taxed as a REIT, will continue to conduct all of our origination activities. We expect that HBMC will sell all loans that it originates, either to us or in the secondary market. Loans held for investment by us will be accounted for at amortized cost for financial accounting purposes. Interest income generated from our retained loan portfolio will be recognized as income. We expect that we will service the loans held by us, and will use HBMC as a subservicer of our loans.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in the historical consolidated financial statements of HBMC Holdings, LLC. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, many of which require the use of estimates, judgments and assumptions that affect reported amounts. Changes in the estimates and assumptions could have a material effect on these financial statements. Our material accounting policies that we believe are the most critical to an understanding of our financial results and condition and require complex management judgment have been described below.

Mortgage Loans Held for Sale. At June 30, 2004, we had $545.1 million of loans held for sale. Mortgage loans held for sale represent mortgage loans originated and held pending sale to investors. In accordance with FASB Statement of Financial Accounting Standards No. 91 (SFAS 91), Non-refundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Cost of Leases, the cost of mortgage loans held for sale includes the principal balance of the loans and any related deferred origination fees and costs. Mortgage loans held for sale are carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis. Any aggregate net unrealized losses are recognized through a valuation allowance established by charges to current operations. Gains or losses on sales are recognized at the settlement date and are based upon the difference between the sales proceeds and the carrying value of the loan sold.

Transfers of Assets. A transfer of mortgage loans in which we surrender control over the financial assets is accounted for as a sale. In accordance with FASB Statement of Financial Accounting Standards No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, gains and losses on the assets transferred are recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests, if any, based on their relative fair value at the date of transfer. When we retain control over transferred mortgage loans, the transaction is accounted for as a secured borrowing.

We have a limited number of loan sale transactions with investors where we surrender control over the loans, but do not simultaneously receive cash. Accordingly, in connection with these transactions, we recognize an accounts receivable. The majority of these receivables are paid in the month following the transaction. We also have receivables related to the origination of mortgage loans, interest due on mortgage loans, sales of servicing and accounts receivable from employees. We discontinue the accrual of interest on loans that are 90 days past due and reverse any amounts previously accrued related to these delinquent loans. We have established an allowance related to receivables where collection is doubtful.

Reserves for Contingencies. We maintain a reserve for losses that may arise in connection with the representations and warranties we provide to the buyers of our mortgage loans regarding, among other things, compliance with laws and regulations, loan conformity with the ultimate purchasers’ underwriting standards and the accuracy of information. In the event of a breach of these representations or warranties or in the event of an early payment default, we may be required to repurchase the loans and/or indemnify the purchaser for damages caused by that breach. Such reserves, which are included in other liabilities on the consolidated balance sheet, are estimated based on historical losses adjusted for current trends and information. As we retain more of our mortgage loan production, we will need to establish and administer reserves for loan losses based on our loss experience and judgments as to the performance of, and risks in, our mortgage loan portfolio, including loans securing our securitizations. The reserve is included in accrued expenses in the consolidated balance sheets and was $3.2 million as of June 30, 2004. During the period ended June 30, 2004, $396,000 of losses were charged against this reserve, and $2.1 million of additional provision for losses was recognized.

Mortgage Loans Held for Investment. As of June 30, 2004, we had aggregated $1.0 billion of mortgage loans held for investment in anticipation of our initial public offering of our common stock. Mortgage loans held for investment are based on management’s intent and our ability to hold the loans for the foreseeable future. Loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and an allowance for loan losses. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income over the estimated life of the loan using methods that approximate the interest method.

Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Allowance for Loan Losses. We began to maintain an allowance for loan losses on loans held for investment as we first accumulated mortgage loans for investment in the first quarter of 2004. Additions to the allowance are based on assessments of certain factors, including but not limited to historical loan loss experience of similar types of loans, our loan loss experience, the amount of past due and nonperforming loans, specific known risks, the value of collateral securing the loans and current and anticipated economic and interest rate conditions. Evaluation of these factors involves subjective estimates and judgments that may change. Additions to the allowance are provided through a charge to earnings. The allowance for loan losses was $0.6 million at June 30, 2004.

Derivative Financial Instruments. We regularly use derivative instruments as part of our risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. In accordance with FASB Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, derivative instruments are carried at fair value on the balance sheet. The valuation of derivative instruments used as cash flow hedges on rate lock commitments is considered critical because many are valued using discounted cash flow modeling techniques in the absence of market value quotes.

Therefore, we must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates.

Forward Looking Financial Statement Effects of the Changes in Our Business

As a result of our new strategy, we believe it is important to describe the differences that an investor would expect to see in our financial statements for future periods. We expect to apply the following critical accounting policies, in addition to those discussed above.

Mortgage Loans Held for Investment. We will retain in our portfolio substantially all of the adjustable-rate mortgage loans that we originate and that meet our investment criteria and portfolio requirements.

Mortgage loans held for investment will be recorded net of deferred loan origination fees and associated direct costs and stated at amortized cost. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held for investment will be deferred and amortized over the life of the loan as an adjustment to yield using the level yield method.

Since we have not held mortgage loans for long periods, in the event a mortgage loan is held due to processing, documentation or other delays, and is 90 days or more past due, we have ceased accruing interest on that loan. Generally, these loans have been returned to accrual status and are sold. In the future, we will continue to cease accruing interest on mortgage loans at the time the mortgage loan is 90 days past due, unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans will be placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged off will continue to be reversed against interest income in the current period. The interest on these loans is recognized as cash is received, until the loan qualifies for return to accrual status. Loans will be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Our historical operations have had an insignificant amount of loan losses due to default or non-performance on the loans, primarily because mortgage loans were sold soon after being originated. When we hold loans for investment, we will record an allowance for estimated loan losses. The allowance will be based upon management’s estimates and judgments of various factors affecting the risk of loss in our mortgage loan portfolio, including mortgage loan type, current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, private mortgage insurance, among other factors. The allowance will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimates and judgments required and the potential for changes due to changing economic and market conditions, interest rates and consumer behaviors.

We will have a portfolio of loans that we hold for investment, in addition to our portfolio of mortgage loans held for sale. The presentation of interest income and interest expense on those two portfolios will be modified from what we currently show in our historical consolidated financial statements. We will separate our interest income and expense into two components: “Interest income—mortgage loans held for sale” and “Interest income—mortgage loans held for investment.” Similarly, we will separate interest expense into two components: “Interest expense—mortgage loans held for sale” and “Interest expense—mortgage loans held for investment.”

We will also make certain changes to our balance sheet. We currently show “Mortgage loans held for sale” consisting of fixed-rate and adjustable-rate loans accounted for at the lower of cost or market value. Since we intend to continue to sell our fixed-rate loans, we will continue to record these as “Mortgage loans held for sale”, which will also include any adjustable-rate loans which we intend to sell. We will show adjustable-rate loans that we retain in our portfolio as “Mortgage loans held for investment.” We currently show borrowings used to support mortgage loans held for sale as “Warehouse line of credit,” which we will record as “Financing arrangements—mortgage loans held for sale.” We will record the mortgage-backed securities we intend to issue to finance our portfolio loans and the warehouse financing of our portfolio loans prior to securitization as “Borrowings—mortgage loans held for investment.”

Marketable Securities. We may hold marketable securities in our investment portfolio that meet our portfolio and investment guidelines. Marketable securities will be classified as available for sale in accordance with FASB Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. As such, they will be carried at market value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Market value will be based primarily upon third party quotations, which are subject to significant variability based on market conditions, including interest rates and spreads. Changes in market conditions could result in a significant increase or decrease in value of our investments.

We will also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly write the impaired security down to its market value through earnings. Significant judgment is required in this analysis. Realized gains and losses attributable to each security sold are included in other income and expense (the “specific identification method”).

Income on available for sale securities is recognized using the assumed effective yield based upon a number of assumptions that are subject to uncertainties and contingencies. These assumptions include the expected maturity date of the security and the rate and timing of principal and interest receipts (which may be subject to prepayments, redemptions, calls, delinquencies and defaults). Premiums and discounts associated with the purchase of the marketable securities will be amortized/accreted into interest income over the estimated lives of the securities using the interest method. These uncertainties and contingencies are difficult to predict and are subject to future events and economic and market conditions, which may alter the assumptions.

Accounting for Transfers and Servicing of Financial Assets. We will periodically securitize mortgage loans by transferring mortgage loans that we retain to securitization vehicles, which issue securities to investors. The securities will be collateralized by mortgage loans primarily originated by us. We will generally retain interests, including subordinated tranches, in all or some of these securities. Certain of the securitization agreements may require us to repurchase loans that are found to have legal deficiencies, subsequent to the date of transfer. We will service loans originated by HBMC and that HomeBanc Corp. securitizes, and HBMC will act as subservicer.

As we begin to generate and retain a portfolio of loans for securitization, we will comply with the provisions of SFAS 140, related to each securitization. We intend to structure our securitizations as secured financings for financial statement purposes and for federal income tax purposes to maintain our REIT status. Our strategy of retaining on our balance sheet certain mortgage loans held for investment and including them in our securitization pools will reduce the number of loans we sell. Therefore, our total gains on sales of mortgage loans for financial accounting purposes will be significantly lower than we have historically recognized.

Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. We plan to periodically securitize our mortgage loans not sold to third parties and retain interests, primarily subordinated tranches, in the securities created. In addition, though not a planned focus of our business, we may purchase mortgage-backed and other REIT-eligible securities from third parties. For certain of our purchased and retained beneficial interests in securitized financial assets (other than beneficial interests of high credit quality that are sufficiently collateralized so that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that we would not recover substantially all of our recorded investment), we will follow the guidance in FASB Emerging Issues Task Force Issue No. 99-20 (EITF 99-20), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in

Securitized Financial Assets. Our interests in the loans held for investment and securitized will be accounted for as a secured financing under EITF 99-20. Accordingly, on a quarterly basis, when cash flows generated from the securitized loans significantly differ from our earlier estimates due to actual prepayment and credit loss experience, we will calculate revised yields based on the current amortized cost of the investment (including any impairments recognized to date). Accordingly, the security will be written down to the fair value with the resulting change being included in income, and a new cost basis established. The original discount or premium will be written off when the new cost basis is established. After taking into account the effect of the impairment charge, income is recognized under EITF 99-20, as applicable, using the market yield for the security used in establishing the write-down.

Basis of Financial Statement Presentation and Principles of Consolidation. Our consolidated financial statements will include the accounts of HomeBanc Corp. and the accounts of our subsidiaries, including HBMC, Abetterwayhome Corp., HomeBanc Funding Corp., HomeBanc Funding Corp. II, HMB Acceptance Corp., Abetterwayhome Finance, LLC, Abetterwayhome Finance, LLC II and HomeBanc Title Partners, LLC. These subsidiaries will each be consolidated in our financial statements because we either wholly own or control each entity. HBMC’s financial statements will be consolidated with HomeBanc Corp. for financial reporting purposes, but not consolidated with us for tax reporting purposes. All material intercompany accounts and transactions will be eliminated in consolidation for financial reporting purposes. As required by FIN 46, our consolidated financial statements will also include the assets, liabilities and activities of our mortgage reinsurance captive subsidiaries managed and controlled by unaffiliated insurance companies, as VIEs for which we are deemed to be the primary beneficiary.

Accounting for Stock-based Compensation. We will be required to account for stock-based compensation which may be awarded under FASB Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation. As allowed by SFAS 123, we will account for stock based compensation using the fair value method prescribed by Accounting Principles Board Opinion No. 25. SFAS 123 allows for the accounting for stock based compensation using the intrinsic value method or the fair value method. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option-pricing model that takes into account certain assumptions, including the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. The fair value of an option estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, the life of the option, dividends on the stock, or the risk-free interest rate. We have not issued stock-based compensation historically, but at the close of our initial public offering, we issued approximately 1,345,000 stock appreciation rights and approximately 730,000 restricted stock units to our associates.

Recent Accounting Developments

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires the guarantor to recognize a liability for the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying item that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, while other guarantees are subject to just the disclosure requirements of FIN 45 but not to the recognition provisions. The disclosure requirements of FIN 45 were effective for us as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees are disclosed in Note 8 of the financial statements. The implementation of the accounting requirements of FIN 45 has not had a material effect on our financial condition, results of operations or liquidity. FIN 46 provides guidance on how to identify a VIE and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications as FIN 46-R. We have adopted FIN 46, and application of this guidance was effective for interests in our VIEs, which were all created after February 1, 2003. The implementation of the accounting requirements of FIN 46 and FIN 46-R have not had a material effect on our financial condition, results of operations or liquidity.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments, effective for commitments entered into after March 31, 2004. This bulletin provides guidance regarding loan commitments that are accounted for as derivative instruments. In this Bulletin, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. We enter into such commitments with customers in connection with residential mortgage loan applications and at March 31, 2004 had $109.0 million in notional amount of these commitments outstanding. We do not expect SAB 105 will materially affect our financial condition or results of operations, since we did not previously recognize the value of such commitments at their inception.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Overview

Our second quarter 2004 results of operations were significantly affected by our decision to change our business from selling substantially all of the mortgage loans that we originate to instead retaining for investment a majority of the adjustable-rate loans that we originate. We originated $1.6 billion of total loans in the second quarter of 2004, including approximately $1.3 billion in purchase money originations and $0.3 billion in refinancing originations compared to $1.7 billion, $1.0 billion and $0.7 billion, respectively, of such loans in the second quarter of 2003. Purchase money originations, which represented 81.2% of our total originations for the second quarter 2004, showed a 30.0% increase compared to the same period in 2003. Refinancing originations, which represented 18.8% of our total originations during the second quarter of 2004, have declined 57.1% when compared to the same period in 2003. We originated approximately $1.2 billion of adjustable-rate mortgage loans and $0.4 billion of fixed-rate mortgage loans compared to $0.8 billion and $0.9 billion, respectively, of such loans in the second quarter of 2003. In the second quarter of 2004, 75.0% of the total mortgage loan originations were adjustable-rate loans. The reduction in our loan originations was a result of competitive market conditions, a decline in the refinance market due to rising interest rates, lower average volume production per loan officer and higher than expected turnover of our loan officers. During the same period our Customer Surveys indicate that our Customer Satisfaction levels have improved.

The net loss of $7.3 million for the three months ended June 30, 2004 compares to net income of $4.1 million for the same period in 2003. We estimate that our pre-tax income was reduced in the second quarter of 2004 by approximately $11.2 million due to our decision to retain rather than sell a majority of the adjustable-rate loans that we originate. We incurred $2.2 million in additional expenses associated with becoming a public company. In addition, we made a provision to the contingent loss reserve $1.6 million greater than the comparable period in 2003. We had continuing expansion of our strategic marketing alliances with realtors and home builders, which added approximately $1.6 million of additional expenses in the second quarter of 2004 when compared to the same period last year. The results for the period included approximately $1.0 million of net interest income on mortgage loans held for investment.

Net Loss

Our net loss for the three months ended June 30, 2004 was $7.3 million compared to net income of $4.1 million for the same period last year. During the second quarter of 2004, we continued our policy of aggregating adjustable-rate loans rather than selling them. As a result, our loan sales were 40.0% lower for the three month ending June 30, 2004, compared to the same period last year. Loans sold were $0.9 billion for the period ended June 30, 2004 versus $1.5 billion during the same period last year. As a consequence of aggregating loans, we had approximately $1.0 billion of loans held for investment at the end of the period. As a result of the lower loan sales, revenues decreased 27.5% for the second quarter while expenses increased 46.8% in each case as compared to the same period of 2003. Included in these expenses are $2.2 million in additional expenses associated with becoming a public company. The increase in expenses was due primarily to higher employee costs, additional payments to expand our strategic marketing alliances with realtors and builders, additional contingent loss reserves, increased occupancy costs associated with our growth and costs for consulting services related to business process improvements.

Revenues

Total revenues decreased to $20.8 million for the second quarter of 2004 compared to $28.7 million for the same period last year. This decline in revenues and the decline in our gain on sales of mortgage loans described below were primarily due to our aggregating loans in anticipation of becoming a REIT rather than selling these loans as we have done historically.

Net Gain on Sale of Mortgage Loans. Gain on sale of mortgage loans decreased 38.2% to $16.0 million for the three months ended June 30, 2004 from $25.9 million for the same period in 2003. We estimate that had we sold approximately $850 million in loans held for investment or held for sale during the three month period ended June 30, 2004, our pre-tax income would have increased by approximately $11.2 million for the period. Gain on sale of mortgage loans was 182 basis points (bp) on sales volume of $0.9 billion for the second quarter of 2004 compared to 170 bp on sales volume of $1.5 billion for the same period last year. The higher gain on sale in basis points was due primarily to the shift in the product mix of our loans sold to predominately fixed-rated loans in the current period compared to predominately adjustable-rate loans the same period last year, which was the result of our decision to retain for investment, rather than sell, a majority of the adjustable-rate mortgage loans that we originate. This change is net of the provision for contingent loss reserves due to (i) an increase in repurchase and request for payments for loans sold with indemnifications and (ii) our management’s determination that certain government uninsured loans will not qualify for insurance.

Net Interest Income. Net interest income for the three months ended June 30, 2004 increased 50% to $3.9 million from $2.6 million for the same period last year. The increase was due primarily to our decision to hold for investment a majority of the adjustable-rate mortgage loans that we originate, rather than selling them. Our mortgage loans held for investment generated $1.0 million of net interest income for the period.

The table below summarizes the changes in our net interest income (prior to provision for loan losses) for the three months ended June 30, 2004 and 2003.

Yields Earned on Mortgages Held for Sale or Investment and Rates on Warehouse Lines of Credit,

Repurchase Agreements and Loan Aggregation Facilities

	2004
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage Loans	$1,245,100	$12,242	0.98%	3.92%
Average Borrowings to Finance Mortgage Loans	$1,183,700	$8,339	0.70%	2.80%

Net Interest Spread		$3,903	0.28%	1.12%
Net interest income as a % of Interest Income			31.9%

	2003
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage Loans	$602,800	$6,910	1.15%	4.60%
Average Borrowings to Finance Mortgage Loans	$495,600	$4,306	0.87%	3.48%

Net Interest Spread		$2,604	0.28%	1.12%
Net interest income as a % of Interest Income			37.7%

Expenses

Total operating expenses for the three months ended June 30, 2004 increased 46.8% to $32.3 million from $22.0 million for the same period in 2003. Included in these expenses are $2.2 million in additional expenses associated with becoming a public company.

Salaries and Employee Benefits, Net. Salaries and employee benefits for the three months ended June 30, 2004 increased 47.2% to $15.6 million from $10.6 million for the same period in 2003. Of this $5.0 million increase, 24% is due to costs described above relating to the retention bonus of $1.2 million to our executives during the second quarter of 2004. Total employees (including commissioned sales associates) at June 30, 2004 increased 13.5% to 1,310 from 1,154 at June 30, 2003. Salaries and benefits for associates grew during the three month period ended June 30, 2004 by $1.5 million due primarily to annual merit increases and additional associates needed for our existing business structure to support our growth, the five new stores opened during the period and in preparation for our initial public offering and becoming a public company. Expenses associated with medical insurance benefits that we offer to our employees grew $0.8 million for the three month period ended June 30, 2004, as compared to the same period during 2003, due to growth in the number of plan participants and increasing medical costs. Commissions paid to sales associates are included in the cost of mortgage loans originated by them and included in the gain on sale calculation for these mortgage loans.

Marketing and Promotions. Marketing and promotions expense for the three months ended June 30, 2004 increased 34.1% to $5.9 million from $4.4 million for the same period of the previous year. This increase was primarily the result of the continued expansion of our strategic marketing alliances with realtors and home builders. Although these alliances require equal payment amounts over a three-year period, we expect that a significant portion of the benefit, higher mortgage loan origination volume, will occur during the latter part of the alliance arrangements. Our contractual marketing payments to the realtors and builders with whom we have strategic marketing alliances increased to $3.8 million for the three month period ended June 30, 2004, from $2.2 million compared to the same period last year. These strategic marketing alliances accounted for 35.2% and 28.1% of our purchase and total mortgage loan production volume, respectively, for the three months ended June 30, 2004. We signed a net of eight new alliances in the three months ended June 30, 2004.

Occupancy and Equipment Expense. Occupancy and equipment expense for the three months ended June 30, 2004 increased 37.9% to $4.0 million from $2.9 million for the same period of the previous year. The increase in occupancy expenses was due primarily to the relocation of our corporate headquarters, which resulted in additional occupancy expenses of $0.2 million for the second quarter of 2004. We had a total of 19 store locations at June 30, 2004, compared to 14 on June 30, 2003. These 5 additional store locations resulted in $0.2 million of additional expense for the quarter.

Other Operating Expense. Other operating expenses for the three months ended June 30, 2004 increased 92.3% to $5.0 million from $2.6 million for the same period in 2003. The increase in other operating expenses was due to $1.0 million for consulting services related to business strategy and process improvements, $0.7 million in additional costs related to the expansion of our loan outsourcing arrangements for post closing services and $0.2 million due to an increase in software licensing and maintenance fees.

Income tax. Income tax benefit for the three months ended June 30, 2004 was $4.3 million compared to an income tax expense of $2.6 million for the same period in the prior year, reflecting effective tax rates of 36.9% and 38.7%, respectively.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Overview

Our results of operations for the first six months of 2004 were significantly affected by (i) our decision to change our business strategy from one of selling substantially all of the mortgage loans that we originate to one of retaining for investment a majority of the adjustable-rate mortgage loans that we originate, (ii) our reorganization and conversion to a REIT and (iii) the public offering of our common stock. We originated $2.9 billion of mortgage loans during the first six months of 2004, including approximately $2.2 billion in purchase money originations and $0.7 billion in refinancing originations as compared to loan originations of $3.0 billion, $1.8 billion and $1.2 billion, respectively, during the first six months of 2003. Purchase money originations, which represented 75.9% of our total originations for the six month period ended June 30, 2004, showed a 22.2% increase compared to the same period in 2003. Refinancing originations, which represented 24.1% of our total originations during the six month period ended June 30, 2004, have declined 41.7% when compared to the same period in 2003. During the six month period ended June 30, 2004, we originated approximately $2.2 billion of adjustable-rate mortgage loans and $0.7 billion of fixed-rate mortgage loans compared to $1.5 billion and $1.5 billion, respectively, of such loans in the first six months of 2003. In the first six months of 2004, 77.8% of the total mortgage loan originations were adjustable-rate loans. The reduction in total loan originations is a result of competitive market conditions, a decline in the refinance market due to rising interest rates, lower average volume production per loan officer and higher than expected turnover of our loan officers. During the same period our Customer Surveys indicate that our Customer Satisfaction levels have improved.

The net loss of $16.4 million for the six months ended June 30, 2004 compares to net income of $5.2 million for the same period in 2003. We estimate that our pre-tax income was reduced in the first six months of 2004 by approximately $16.9 million due in part to (i) our decision to retain (rather than sell) a majority of the adjustable-rate mortgage loans that we originate, (ii) the $5.5 million of non-cash charges related to the relocation of our corporate headquarters, (iii) our continued expansion of our strategic marketing alliances with realtors and home builders added approximately $3.2 million of additional expenses in the first six months of 2004, as compared to the same period last year, (iv) approximately $2.5 million in additional expenses that we incurred in connection with our becoming a public company, and (v) our making a provision for the contingent loss reserves of $1.6 million. The results were favorably impacted by approximately $1.1 million of net interest income on mortgage loans held for investment in that period.

Net Loss

Our net loss for the six months ended June 30, 2004 was $16.4 million compared to net income of $5.2 million for the same period last year. During the first six months of 2004, we began aggregating a majority of the adjustable-rate loans that we originate, rather than selling them as we traditionally have done. Our loan sales were 40.7% lower for six months ended June 30, 2004, than in the same period last year. The loans sold were $1.6 billion for the period versus $2.7 billion for the same period last year. As a consequence of our aggregating these loans, we had at the end of the period, approximately $1.0 billion of loans held for investment, which we intend to hold in our portfolio at HomeBanc Corp., which will elect to be treated as a REIT for federal income tax purposes. As a result of the lower loan sales during the first six months of 2004, revenues decreased 32.2% for the period while expenses increased 50.4% in each case compared to the same period during 2003. After adjusting these figures for the costs related to becoming a public company, we estimate that the increase in expenses would have been approximately 44.2%. This increase was due primarily to higher employee costs, a one time non-cash charge of $5.5 million related to the relocation of our corporate headquarters, additional payments to expand our strategic marketing alliances with realtors, additional contingent loss reserves, increased occupancy costs associated with our growth and costs for consulting services related to business process improvements.

Revenues

Total revenues decreased 32.2% to $33.3 million for the six months ended June 30, 2004, as compared to total revenues of $49.1 million for the same period last year. The decline in revenues and the decline in our gain on sales of mortgage loans described below were primarily due to our aggregating rather than selling a majority of the adjustable-rate mortgage loans that we originate in anticipation of HomeBanc Corp. electing to be treated as a REIT for federal income tax purposes following the initial public offering of our common stock.

Net Gain on Sale of Mortgage Loans. Gain on sale of mortgage loans decreased 38.4% to $27.4 million for the six months ended June 30, 2004 from $44.5 million for the same period in 2003. We estimate that if we had sold our loans held for investment rather than aggregating them, then our revenues would have increased by approximately $16.9 million for the six month period ended June 30, 2004. Gain on sale of mortgage loans was 171 basis points (bp) on sales volume of $1.6 billion for the six month period ended June 30, 2004 compared to 162 bp on sales volume of $2.7 billion for the same period last year. The higher gain on sale in basis points was due primarily to the shift in the mix of our loans sold to predominately fixed-rated loans in the current period compared to predominately adjustable-rate loans the same period last year, which was necessitated by our decision to retain for investment (rather than sell) a majority of the adjustable-rate mortgage loans that we originated. This change is net of the provision for contingent loss reserves.

Net Interest Income. Net interest income for the six months ended June 30, 2004 increased 6.8% to $4.7 million from $4.4 million for the same period last year. The increase was due primarily to our decision to aggregate (rather than sell) a majority of the adjustable-rate mortgage loans that we originated. These mortgage loans held for investment generated approximately $1.1 million in net interest income. The increase in interest income from loans held for investment was partially off-set by lower interest spreads related to our higher levels of adjustable-rate mortgage loans than we originated. Our average borrowings as a percent of mortgage loans held for sale and for investment increased to 92.4% for the six month period ended June 30, 2004, as compared to 82.6% for the same period last year.

The table below summarizes the changes in our net interest income (prior to provision for loan losses) for the six months ended June 30, 2004 and 2003.

Yields Earned on Mortgages Held for Sale or Investment and Rates on Warehouse Lines of Credit,

Repurchase Agreements and Loan Aggregation Facilities

	2004
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage Loans	$856,600	$17,167	2.00%	4.00%
Average Borrowings to Finance Mortgage Loans	$791,600	$12,405	1.56%	3.12%

Net Interest Spread		$4,762	0.44%	0.88%
Net interest income as a % of Interest Income			27.7%

	2003
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage Loans	$543,400	$12,572	2.31%	4.62%
Average Borrowings to Finance Mortgage Loans	$449,000	$8,196	1.83%	3.66%

Net Interest Spread		$4,376	0.48%	0.96%
Net interest income as a % of Interest Income			31.3%

Expenses

Total operating expenses for the six months ended June 30, 2004 increased 50.4% to $60.9 million from $40.5 million for the same period in 2003. Included in these expenses are $2.5 million in additional expenses associated with becoming a public company.

Salaries and Employee Benefits, Net. Salaries and employee benefits for the six months ended June 30, 2004 increased 31.2% to $25.8 million from $19.6 million for the same period in 2003. 19.4% of this $6.2 million increase is due to costs described above relating to the retention bonus of $1.2 million to our executives during the second quarter of 2004. Total employees (including commissioned sales associates) at June 30, 2004 increased 13.5% to 1,310 from 1,154 at June 30, 2003. Salaries and benefits for associates grew during the period by $2.4 million due in large part to our hiring of additional associates including $0.8 million associated with operating five additional stores and annual merit increases. Expenses associated with medical insurance benefits we offer to our employees grew $1.3 million for the period due to growth in the number of plan participants and increasing medical costs. Commissions paid to sales associates are included in the cost of mortgage loans originated by them and included in the gain on sale calculation for these mortgage loans.

Marketing and Promotions. Marketing and promotions expense for the six months ended June 30, 2004 increased 45.9% to $10.8 million from $7.4 million for the same period of the previous year. This increase was primarily due to $3.2 million in costs associated with the continued expansion of our strategic marketing alliances with realtors and home builders. Although these alliances require equal payment amounts over a three-year period, we expect that a significant portion of the benefit, higher mortgage loan origination volume, will occur during the latter part of the alliance arrangements. During the first six months of 2004 our contractual marketing payments to the realtors and builders with whom we have strategic marketing alliances increased to $7.1 million from $3.9 million for the same period last year. These strategic marketing alliances accounted for 33.8% and 26.1% of our purchase and total mortgage loan production volume, respectively, for the six months ended June 30, 2004, compared to 38.5% and 23.6% of our purchase and total mortgage loan production volume, respectively, for the same period of the prior year. We signed a net of 22 new alliances in the six months ended June 30, 2004.

Occupancy and Equipment Expense. Occupancy and equipment expense for the six months ended June 30, 2004 increased 126.3% to $12.9 million from $5.7 million for the same period of the previous year. The $7.2 million increase in occupancy expenses was due primarily to a one-time non-cash charge of approximately $5.5 million related to the relocation of our corporate headquarters. We had a total of 19 loan origination offices at June 30, 2004, compared to 14 such offices at June 30, 2003. These 5 additional store locations resulted in $0.3 million of additional expenses for the period.

Other Operating Expense. Other operating expenses for the six months ended June 30, 2004 increased 56.0% to $7.8 million from $5.0 million for the same period in 2003. This $2.8 million increase in other operating expenses was due, in part to $1.2 million for consulting services related to business strategy and process improvements, $1.0 million in additional costs related to expansion of our loan outsourcing arrangements for post closing services and $0.4 million due to an increase in software licensing and maintenance fees.

Income tax. Income tax benefit for the six months ended June 30, 2004 was $11.1 million compared to an income tax expense of $3.4 million for the same period in the prior year, reflecting effective tax rates of 40.4% and 39.3%, respectively.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent that mortgage loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are, and will continue to be, monetary in nature. As a result, interest rates generally have a more significant effect on our performance than the effects of general levels of inflation have on industrial companies. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in decreased interest rates. In 2001, the Federal Reserve reduced the targeted federal funds rate interest rates on 11 occasions for a total of 475 basis points. Inflation remained remained low in 2002 and 2003, which reflects that interest rates remained fairly steady in 2002, only dropping 50 basis points in 2002 and 25 basis points in the first half of 2003. There have been no changes by the Federal Reserve in the targeted federal funds rate since late June 2003.

In addition, inflation results in an increase in cost of goods and services purchased, salaries and benefits, occupancy expense and similar items. Inflation and any related increases in interest rates generally decrease the market value of investments and mortgage loans held and may adversely affect our liquidity and earnings, as well as our shareholders’ equity. Increases in interest rates tend to slow mortgage loan prepayment rates, adversely affect mortgage loan refinancings, and to a lesser extent, slow purchase money mortgage originations, as increased rates tend to slow home sales. Increased interest rates would likely reduce our earnings from our sale of mortgage loans in the secondary market. Except to the extent offset by changes in the rates earned on our mortgage loans, the value of, and net interest earnings on, our retained mortgage loan portfolio will be affected by changes in interest rates, credit spreads and prepayment rates on the mortgage loans.

Cyclicality and Seasonality

The mortgage banking industry is cyclical and seasonal. Mortgage loan production generally is greatest when interest rates are low, and declines as rates increase. Seasonal trends in purchase mortgage originations reflect the pattern of home sales in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. The affect of this seasonality is muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing mortgage rates and is less in the Southeast due to more temperate winter weather than in other parts of the country. In addition, mortgage delinquency rates typically rise temporarily in the winter months driven by mortgagor payment patterns. Our purchase mortgage loan origination volumes and revenues typically are lowest in the fourth and first calendar quarters, and highest in the second and third calendar quarters.

Contractual Obligations and Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend. Since many commitments to extend credit may expire without being drawn upon, total commitment amounts do not necessarily represent future cash-flow requirements. Commitments to extend credit to us with committed interest rates totaled $452.2 million at June 30, 2004. The total mortgage loan pipeline totaled $1.2 billion at June 30, 2004.

We enter into residential mortgage loan sale agreements with investors in the ordinary course of our business. These agreements usually require us to make certain representations concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested us to indemnify them against losses on certain loans or to repurchase loans that the investors believe do not comply with applicable representations. Upon completion of our own investigation, we generally provide indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale of the underlying mortgage loan. We maintain a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided, and regularly evaluate the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. We repurchased $500,000 of loans during the six months ended June 30, 2004. We have agreed to indemnify purchasers for future losses, if incurred, on $53.6 million of loans outstanding at June 30, 2004. In addition, total loans sold of $38.5 million remained uninsured as of June 30, 2004. The volume and balance of uninsured government loans may be affected by processing or notification delays. To the extent insurance is not obtained, the loans may be subject to repurchase. We believe that we have adequately reserved for any potential losses related to repurchasing uninsured loans at June 30, 2004.

The table below summarizes the changes in our net contingent loss reserve for the six months ended June 30, 2004.

Contingent loss reserve
December 31, 2003	$1,828

Contingent loss provision	2,520
Charges against reserve	(521)

June 30, 2004	$3,827

We have various financial obligations that require future cash payments.

The following table outlines the timing of payment requirements related to our commitments as of June 30, 2004 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Financing arrangements	$1,477,633	$1,477,633	—	—	—
Operating leases(1)	80,042	11,769	23,985	17,440	26,848
Purchase obligations(2)	5,600	5,600	—	—	—
Contractual Marketing(3)	21,587	9,680	10,047	1,860	—

Total	$1,584,862	$1,504,682	$34,032	$19,300	$26,848

(1)	Included in operating leases are leases for corporate office facilities and branches. We entered into a lease of a new corporate facility at 2002 Summit Boulevard, Atlanta, GA in December 2003 to consolidate our Atlanta operations. The 2004 rent is $3.4 million. Additionally, we are still liable for vacated office facilities office located at 5775 Glenridge Drive, Atlanta, GA until March 2007. The annual rent for our former facility is currently $1.5 million. The landlord of our new corporate facility is contractually obligated to reimburse us for the amount of rent we are obligated to pay for the vacated facility, which facility is currently being marketed for sublease.
(2)	Purchase obligations include capitalizable costs associated with the implementation of our new loan system, HomeBanc Way II. The implementation of our new HomeBanc Way II loan software system was in progress at June 30, 2004 with an estimated completion date of July 2005. We have spent $8.4 million through June 30, 2004 related to the development of the new loan system and we presently estimate that we will incur an additional $5.6 million to complete the project.
(3)	Contractual marketing obligations represent costs associated with our strategic marketing alliances.

Liquidity and Capital Resources

Similar to many mortgage REITs, following the reorganization and our successful election to be taxed as a REIT, we expect to increase our returns by leveraging our equity through borrowings, including securitizations treated as debt for financial reporting and federal income tax purposes. We presently expect to seek a leverage ratio of 12 to 14 times the amount of our equity, although such levels will not be reached initially. We seek to match the maturities of our long-term borrowings to the maturities of our loans held for investment to reduce refinance risk and lessen the potential effects of changes in interest rates. The following discussion summarizes the financing methods that we use to take advantage of financing alternatives available to us.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay interest on and repay the principal amounts of our borrowings, fund and maintain investments, make distributions to our shareholders and pay our general business expenses. We believe our current cash balances, funds available under our financing arrangements (as described below) and cash flows from operations, including proceeds from sales of fixed-rate and adjustable-rate mortgage loans, will be sufficient for our liquidity requirements for the next 12 months. Our investments and assets also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings. Should our liquidity needs exceed these on-going or immediate sources of liquidity, we believe that our mortgage loan portfolio could be sold to raise additional cash, subject to limitations on such sales needed to preserve our REIT status. We do, however, expect to continue the expansion that we have undertaken and may have to seek additional sources of capital through the issuance of debt or equity and have had to amend our credit facilities to permit additional leverage as we aggregated mortgage loans in anticipation of our initial public offering. We currently have no commitments for any additional financings, and we cannot ensure that we will be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, our growth would be slowed or suspended.

Warehouse Facilities

HBMC uses credit facilities with third parties referred to as “warehouse lines” or “warehouse facilities.” Under its warehouse lines, HBMC borrows funds to originate new mortgage loans, and in turn, pledges the mortgage loans to the warehouse lender as collateral. HBMC has maintained a $1.0 billion syndicated warehouse facility led by JPMorgan Chase Bank which at June 30, 2004 represented a $455 million committed facility which subsequently increased to a $755 million committed facility as of August 4, 2004, and which expires on June 7, 2005.

On each of March 8, 2004, April 30, 2004, June 7, 2004 and June 23, 2004, HBMC amended its JPMorgan Chase Bank-led warehouse facility. The March and April amendments provided HBMC the financial flexibility to enter into and perform under the two whole loan aggregation agreements between JPMorgan Chase Bank and Abetterwayhome Finance, LLC and Bear Stearns Mortgage Capital Corporation and Abetterwayhome Finance, LLC II. The amendments provided for, among other things, a reduction in the minimum amount of adjusted tangible net worth HBMC is required to maintain, a temporary increase in the maximum ratio of total liabilities less loan funding payables to tangible net worth, a temporary increase in the interest rate, an increase in the number of days that JPMorgan Chase Bank will finance mortgage loans with minor documentation flaws and the creation of a sub-limit for loans with minor documentation flaws. The April 30, 2004 amendment also waived HBMC’s default of the minimum amount of adjusted tangible net worth covenant for the first quarter 2004.

The June amendments to the the JPMorgan Chase Bank-led warehouse facility provided that HomeBanc Corp. and HBMC would be co-borrowers, with joint and several liability for all amounts owing under this amended and restated facility, as amended. In connection with the syndication of this amended and restated facility, the Company subsequently increased the aggregate commitments related to the facility to $755 million in August 2004 by adding an additional six financial institutions to the existing agreement.

We have the option of selecting a fixed or floating rate of interest to be paid on advances under the amended and restated JPMorgan Chase Bank-led warehouse facility. If we choose a fixed rate, we can lock in an interest rate for up to three months, after which the rate is re-set. Both the fixed and floating interest rates are based on LIBOR, plus a spread ranging from 1.025% to 1.750% per annum depending on the type of collateral or mortgage loan that supports the particular advance.

The amended and restated JPMorgan Chase Bank-led warehouse facility on August 4, 2004, modifies certain terms and covenants contained in the original facility. Under the amended and restated facility, as it existed on June 30, 2004 and as it currently exists, the financial covenants apply to our entire consolidated group, and not just to HBMC. The amended and restated facility has required and will continue to require us to:

•	Maintain a maximum ratio of total liabilities to adjusted tangible net worth of 18 to 1;

•	Maintain a maximum ratio of total recourse liabilities to adjusted tangible net worth of 5 to 1;

•	Maintain minimum adjusted tangible net worth of at least $180 million plus an amount equal to 85% of the net proceeds of any subsequent equity offerings by us;

•	HBMC must maintain minimum adjusted tangible net worth of at least $10 million; and

•	Maintain liquidity of at least $25 million.

HBMC maintained during a portion of the second quarter of 2004 a $150 million warehouse facility with Residential Funding Corporation, which facility HBMC did not renew upon its expiration on April 30, 2004. At the time of the expiration of this facility, all amounts under the facility had been paid.

Master Repurchase Agreements

HBMC also uses repurchase agreements to finance a portion of the mortgage loans that it originates. Under these agreements, HBMC sells a mortgage loan to a counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor. HBMC maintained as of June 30, 2004 and presently maintains the following master repurchase agreements:

•	a $100 million master repurchase agreement with Credit Suisse First Boston Mortgage Capital, LLC which expires on November 5, 2004; and

•	a $150 million master repurchase agreement with Merrill Lynch Mortgage Capital Inc. which expires on February 25, 2005.

On April 27, 2004, HBMC amended its master repurchase agreement with Credit Suisse First Boston Mortgage Capital, LLC to give HBMC the financial flexibility to enter into and perform under the whole loan aggregation facilities. The amendment also provided, among other things, a reduction in the minimum amount of adjusted tangible net worth that HBMC is required to maintain, an increase in the maximum ratio of total liabilities less loan funding payables to tangible net worth and a waiver of the minimum net income test in order to waive the defaults related to these covenants for the first quarter of 2004. These amended covenants continue through the expiration of the agreement. On June 23, 2004, HBMC further amended this agreement to change the minimum income test to permit a loss by HBMC of up to $1 million for the three month period ended June 30, 2004.

Fannie Mae As Soon As Pooled® Plus Program

In connection with the sale of conforming mortgage loans to Fannie Mae for cash or for their inclusion in a pool of mortgage-backed securities guaranteed by Fannie Mae, HBMC entered into an “As Soon As Pooled® Plus” agreement with Fannie Mae. The “As Soon As Pooled® Plus” agreement allows HBMC to receive cash from Fannie Mae in respect of the conforming mortgage loans up to 60 days in advance of the actual sale of these loans to Fannie Mae, allowing HBMC to pay down its borrowings under its warehouse lines of credit. Much like HBMC’s repurchase facilities, after a specified period of time HBMC repurchases these mortgage loans from Fannie Mae for a premium, which equates to interest charged on the cash Fannie Mae advanced to HBMC. Unlike HBMC’s repurchase facilities, HBMC does not then sell the loans to third-party investors, but instead sells them back to Fannie Mae immediately after they have been repurchased by HBMC. Before the conforming loans are sold for cash or pooled in mortgage-backed securities and, in the event of a decrease in the market value of the conforming loans, HBMC is subject to margin requirements which may require HBMC to transfer additional cash or mortgage loans to Fannie Mae in an amount equal to the amount of the decrease in market value.

Loan Aggregation Facilities

On March 2, 2004, Abetterwayhome Corp. created a Delaware limited liability company called Abetterwayhome Finance, LLC, a bankruptcy-remote, single-purpose vehicle with Abetterwayhome Corp. as its sole member. On March 8, 2004, Abetterwayhome Finance entered into a $500 million uncommitted master repurchase agreement with JPMorgan Chase Bank. On March 15, 2004, Abetterwayhome Corp. created a second Delaware limited liability company, called Abetterwayhome Finance, LLC II, a bankruptcy-remote, single-purpose vehicle with Abetterwayhome Corp. as its sole member. On April 29, 2004, Abetterwayhome Finance, LLC II entered into a similar $500 million uncommitted master repurchase agreement with Bear Stearns Mortgage Capital Corporation. Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II have used these facilities to purchase adjustable-rate mortgage loans from HBMC and to aggregate mortgage loans to be held for investment.

As of June 7, 2004, each of HomeBanc Funding Corp. and HomeBanc Funding Corp. II became a joint and several obligor with Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II, respectively, under their respective aggregation/mortgage loan repurchase agreements. Following the reorganization, HomeBanc Corp. became the guarantor of 10% of these obligations and the similar guaranty originally in place with Holdings as guarantor was terminated. Also upon the reorganization, HomeBanc Funding Corp. and HomeBanc Funding Corp. II acquired all the mortgage loans held by Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II, respectively, and held these mortgage loans pending our periodic securitizations. The aggregation facilities were amended as of June 7, 2004 to (i) extend the maturity of the Bear Stearns facility, (ii) increase the JPMorgan Chase Bank facility to $1.0 billion through the earlier of the closing of our first securitization of our mortgage loans held for investment or July 31, 2004, (iii) waive a default by the limited guarantor, HBMC Holdings, as of May 31, 2004 under the leverage covenant in the JPMorgan Chase Bank facility and increase the permitted leverage rate through July 31, 2004, and (iv) amend certain terms to make the terms of these facilities more favorable for the period following the initial public offering of our common stock. With respect to the JPMorgan Chase Bank aggregation facility amendment, the $1.0 billion capacity was decreased on July 30, 2004, the closing of the first securitization. In addition the temporary increase in the permitted leverage rate expired on July 31, 2004. Therefore effective July 30, 2004, the JPMorgan Chase Bank master repurchase agreement related to the aggregation facility reverted to $500 million and bears an interest rate of 30-day LIBOR plus 0.6%. Also effective July 30, 2004, the Bear Stearns Mortgage Capital Corporation master repurchase agreement declined to $300 million and bears an interest rate of 30-day LIBOR plus 0.7%.

Loan Securitizations

We intend to use mortgage loan securitizations structured as debt for federal income tax and financial reporting purposes as a long-term primary means of financing and leveraging our equity. Our loan securitizations may be rated debt securities, or bonds, secured by a pool of mortgage loan assets sold to HMB Acceptance Corp., a bankruptcy-remote, single-purpose vehicle wholly-owned by us. Securitization transactions are structured by determining cash flows from like-kind mortgage loan collateral and segmenting the cash flows into maturity or credit rated classes. The principal securities rating agencies, such as Standard & Poor’s Ratings Services, Moody’s Investors Service and/or Fitch, Inc., will provide ratings on classes of these securitizations based on a variety of factors. The securities issued under securitization facilities provide liquidity as they can be bought or sold quickly and cheaply, versus sales of entire loan portfolios.

Treating these securitizations as debt will result in a significant change in our post-second quarter of 2004 financial statements. The assets and liabilities on our balance sheet will likely grow through the increase in the balance of mortgage loans held for investment and the related debt. Our income statement will reflect lower levels of gain on sale of mortgage loans, and higher levels of both interest income and interest expense.

We intend to use our wholly owned, bankruptcy-remote, single-purpose vehicles, HomeBanc Funding Corp. and HomeBanc Funding Corp. II, respectively, to aggregate mortgage loans pending securitization and for HMB Acceptance Corp. to act as depositor into the securitizations of our mortgage loans. We expect to own the subordinated and equity tranches of, and receive the net interest on, any securitizations by HomeBanc Corp.

We will seek to securitize our loans in economic volumes, in an effort to realize efficiencies of scale and better execution. We presently expect that we will complete securitizations periodically depending on production volumes and execution costs. However, at times where we need more liquidity, we may securitize a smaller number of loans and lose some or all of the advantages of larger loan securitizations.

The Company completed its first loan securitization on July 30, 2004 through a public offering by HomeBanc Mortgage Trust, Series 2004-1 of approximately $989.2 million of notes backed by adjustable-rate, residential first mortgage loans.

Part I. Item 3: Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

We are exposed to credit risk from the time we fund mortgage loans until they are either sold or the principal balance is repaid in full. While we have not experienced any significant credit losses to date, in the event of a significant rising interest rate environment and/or economic downturn, mortgage loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. This risk will be magnified as we build our portfolio of adjustable-rate mortgage loans whose rates increase as the base rate increases, subject to contractual limits.

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions and securities dealers, which we believe are well capitalized with investment grade credit ratings, and with which we may have other financial relationships. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty is the difference between the value of the contract and the current market price at the time of the default. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

Our mortgage loans held for investment will also be subject to spread risk. We presently expect that the majority of these loans will be adjustable-rate loans valued based on a market credit spread to a benchmark yield such as U.S. Treasury security and LIBOR yields. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to the benchmark yield. Excessive supply of such loans combined with reduced investor demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark yield to value such loans. Under such conditions, the value of our portfolio of mortgage loans held for investment would tend to decline. Conversely, if the spread used to value such loans were to decrease or tighten, the value of our loan portfolio would tend to increase. Such changes in the market value of our loan portfolio may affect our net equity, net income or cash flow or indirectly through their impact on our ability to borrow and access capital.

Interest Rate Risk

We have risk management practices and programs to manage the interest risks associated with our mortgage origination and financing activities. We enter into derivative transactions solely for risk management purposes. The decision of whether or not a given transaction (or portion thereof) is hedged is based on the risks involved and other factors as determined by senior management, including the financial impact on income, asset valuation and compliance with REIT income tests. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us.

From the time a mortgage loan is originated until it is sold as a whole loan or in securitized form in the secondary market, we have exposure to interest rate and credit risk for those loans that are in the pipeline and the warehouse.

Interest rate risk is a primary risk exposure for us. Changes in interest rates can affect us in the following ways: (i) it can change the net interest income we receive from our mortgage loans held for investment as well as mortgage loans held for sale, (ii) it can change the market values of mortgage loans held for sale and investment and (iii) it can change the value of the derivatives we use to manage our interest rate risk. We use various forecasting techniques to estimate the potential effects on us of various interest rate scenarios.

Our loans held for investment as of June 30, 2004 were comprised of mortgage loans that have interest rates that change at one month and at six month intervals based on changes in LIBOR. These mortgage loans also have lifetime caps (maximum allowed interest rates). The facilities we currently use prior to securitization to fund these mortgage loans have interest rates that reset daily. Therefore, since the mortgage loans held for investment were financed by the aggregation facilities, we were liability sensitive at June 30, 2004. This means that the interest rates we pay on our liabilities under our aggregation facilities reprice faster due to changes in interest rates than the rates we earn on the mortgage loans held for investment. Therefore, in a rising interest rate environment our net interest income will decline and in a declining interest rate environment, our net interest income will increase. The table below shows the change in interest income we estimate would occur with both a 50 and 100 basis point increase and decrease in the interest rates, assuming that the loans remained in the aggregation facility. This reflects an instantaneous change that is then held constant for one year.

A portion of the loans that are held for investment prior to being securitized are Hybrid adjustable-rate loans which carry an initial fixed coupon rate for the first 3 or 5 years with interest rate that resets each 6 months thereafter based on the 6-month LIBOR rate plus a margin. The Hybrid adjustable-rate loans are financed through one of our credit facilities that bear a variable rate tied to 30-day LIBOR. Therefore, we have inherent interest rate risk due to rising interest rates related to our credit facilities. In order to manage this interest rate risk, we enter into interest rate swap contracts that hedge our risk of incremental increases in our variable borrowing rate. The swap obligates us to pay a fixed interest rate during the term of the swap and receive a floating rate based on the 30-day LIBOR rate.

The following table includes the effects of our interest rate swaps on changes in interest rates on our loans held for investment.

Instantaneous Interest Rate Change Analysis

on Loans Held for Investment

June 30, 2004 Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	($ in 000’s)
+100	($911)	(10.6%)
+50	($455)	(5.3%)
-50	$455	5.3%
-100	$911	10.6%

We expect to manage and reduce our interest rate risks on our mortgage loans held for investment through term securitizations following this offering and through our hedging activities. In addition, while the interest rates payable on our aggregation facilities can change daily based on changes in LIBOR, we anticipate that our borrowings under our term securitizations will reprice less frequently and better match changes in rates earned on our mortgage loans held for investment.

Our mortgage loans held for sale as of June 30, 2004 were comprised of adjustable and fixed rate mortgage loans. In the case of adjustable rate mortgage loans, the interest rate reacts at various intervals and is generally subject to lifetime caps. The rates on the fixed rate loans do not change. Since these mortgage loans held for sale primarily will be sold, we presently do not believe that we have significant interest rate risk under most of the interest rate scenarios we believe likely to occur. However, should interest rates move significantly before we sell the loans, then we would be materially affected by the change in interest rates. The following table shows our estimate of the effects of a change of 50 and 100 basis points, including both an increase and decrease in the interest rates, for 30 days.

Instantaneous Interest Rate Change Analysis

on Loans Held for Sale

June 30, 2004 Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	($ in 000’s)
+100	($255)	(26.0%)
+50	($127)	(13.0%)
-50	$127	13.0%
-100	$255	26.0%

The mortgage pipeline consists of mortgage loan applications that have been received, but where the loan has not yet closed. The interest rates on pipeline loans float with market rates or are accompanied by interest rate lock commitments. A “locked pipeline loan” is a loan where the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment, or “rate lock commitment,” resulting in interest rate risk to us. A rate lock commitment binds us to lend funds to the potential borrower at a set interest rate. Rate lock commitments generally are sought by fixed-rate borrowers. These are less advantageous on adjustable-rate loans. Rate locks expire on a fixed date regardless of whether or not interest rates change in the market. Rate lock commitments generally have a term of 15 to 60 days before the closing of the loan (the interest rate lock period).

Changes in market interest rates affect our estimates of the fair value of our mortgage loans held for sale, rate lock commitments and the fair value of our derivatives which relate to these instruments, including forward sales of mortgage-backed securities and Treasury notes.

The following table summarizes the sensitivity of the fair market value of our mortgage loans held for sale and rate lock commitments and of the related derivatives to changes in the base or current interest rate (in millions):

	+100 Basis Points	+50 Basis Points	-50 Basis Points	-100 Basis Points
As of June 30, 2004
Change in fair value of mortgage loans held for sale and interest rate lock commitments	$1.186	$0.600	$(0.608)	$(1.224)
Change in fair value of derivatives related to loans held for sale and interest rate lock commitments	(1.191)	(0.598)	0.607	1.230

Net Change	$(0.005)	$0.002	$(0.001)	$0.006

Interest rate lock commitments are derivative instruments as defined by SFAS 133 and, therefore, must be recorded at fair value on the balance sheet. However, unlike most other derivative instruments, there is no active market for rate lock commitments that can be used to determine a rate lock commitment’s fair value.

We estimate the fair value of rate lock commitments based on the change in estimated fair value of the underlying mortgage loan, weighted by the probability that the loan will fund within the terms of the rate lock commitment. The change in fair value of the underlying mortgage loan is based upon quoted mortgage backed securities’, or “MBS’,” prices and is measured from the lock date. Therefore, at the time of issuance, the estimated fair value of a rate lock commitment is zero. Subsequent to issuance, the value of rate lock commitments can be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the loan will fund within the terms of the rate lock commitment is driven by a number of factors, in particular, the change, if any, in mortgage rates subsequent to the lock date. In general, the probability of closing and funding the loan increases if mortgage rates rise, and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the rate lock commitment also is influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. We have developed estimates of the mortgages that will not close (fall out) using empirical data that take into account these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The fallout estimates are utilized to estimate the quantity of loans that will fund within the terms of the rate lock commitments.

At June 30, 2004, the fair value of our rate lock commitments was $389,000, and the corresponding fair value of mandatory forward sale commitments and options contracts was $(302,000). In addition, at June 30, 2004, the notional value of option contracts was $15.0 million with a fair value of $(91,000). Although not in a SFAS 133 hedge model, the interest rate locks and related mandatory trades result in an effective economic hedge.

We employ a number of procedures to monitor the designated hedging relationships to determine whether the hedges are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item. Additionally, we may elect to de-designate a hedge relationship during an interim period and re-designate a hedge upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, we continue to carry the derivative instruments on our balance sheet at fair value with changes in value recorded to current earnings.

Part I. Item 4: Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the Securities and Exchange Commission, or the “Commission,” under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered this Report, the Company’s disclosure controls and procedures are effective, in all material respects, in the timely alerting of them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Commission. During the three months ended June 30, 2004, there have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

Part II

Item 1: Legal Proceedings

None.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

During the period covered by this Report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Uses of Proceeds.

On July 13, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (Commission File No. 333-113777), relating to our initial public offering of our common stock.

Pursuant to the Prospectus, dated July 13, 2004, contained in the Registration Statement, we issued and sold a total of 38,750,000 shares of our common stock, including (i) our sale of 4,250,000 shares of our common stock directly to GTCR Fund VII/A, L.P., an affiliate of our largest shareholder, GTCR Golder Rauner, L.L.C., which, together with its affiliates, we refer to as “GTCR,” at a price of $7.02 per share, and (ii) our sale, through the underwriters, of 34,500,000 shares of our common stock (including 4,500,000 shares or our common stock sold pursuant to the underwriters’ overallotment option) to the public at a price of $7.50 per share. The aggregate offering price of the shares of our common stock that we sold in the initial public offering, or the gross proceeds to us, was approximately $288.6 million. After deducting underwriting commissions of approximately $16.6 million and other estimated expenses of the offering of approximately $4.0 million (approximately $1.5 million of which was reimbursed to us by the underwriters), we received total net proceeds from the offering of approximately $268.2. The joint lead underwriters were J.P. Morgan Securities Inc. and Friedman, Billings & Ramsey & Co.

As of July 31, 2004, we had applied approximately $225.2 million of the net proceeds of the offering as follows:

•	Approximately $56.8 million to repay outstanding debt, including accrued interest, owed by our subsidiary, Abetterwayhome Corp., to Bank of Montreal, incurred to finance HBMC’s buyout in May 2000 from First Tennessee Bank, and for working capital purposes;

•	Approximately $422,000 to pay, immediately following the closing, accrued management consulting fees due to GTCR;

•	Approximately $137.6 million to invest in loans originated and retained by us as of the closing of the offering through the reduction of our borrowings under our aggregation facility with Bear Stearns; and

•	Approximately $30.6 million to invest in notes and pay costs related to the securitization of adjustable-rate mortgage loans offered through HomeBanc Mortgage Trust, Series 2004-1.

In addition, we intend to use the remaining, and yet unapplied, net proceeds of approximately $43.0 million, which we indicated in the Prospectus would be used for general corporate purposes, including working capital and potential future expansion, as follows:

•	Approximately $23.0 million to invest in loans originated and retained by us; and

•	Approximately $20.0 million for general corporate purposes.

Except for the above-referenced payment by us to GTCR, which is our largest shareholder, none of the expenses paid by us, and none of the actual or anticipated uses of the net proceeds described above, were direct or indirect payments to any of our directors or officers, or their associates, or to persons owning 10 percent or more of any class of our equity securities, or to our affiliates.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

We held a special meeting of our shareholders on             , 2004, which we refer to as the “Special Meeting.” All of our shareholders were present at the meeting. The Special Meeting did not involve the election of directors. The shareholders unanimously voted to adopt and approve each of the following at the Special Meeting:

1.	The Agreement and Plan of Reorganization, dated as of June 14, 2004, pursuant to which we would issue 6,751,107 shares of our common stock to HBMC Holdings, LLC, a Delaware limited liability company, in exchange for all of the outstanding common stock of Abetterwayhome Corp., a Delaware corporation. A copy of the Agreement and Plan of Reorganization was made available to our shareholders for their review and consideration.

2.	The 2004 Amended and Restated Long-Term Incentive Plan, a copy of which was made available to our shareholders for their review and consideration.

3.	Our limited guaranty of the obligations of each of Abetterwayhome Finance, LLC, Abetterwayhome Finance, LLC II, HomeBanc Funding Corp, and HomeBanc Funding Corp., II under their respective loan aggregation facilities, which guaranty is secured by a pledge of up to all or substantially all of our assets.

Item 5: Other Information

In March 2004 and July 2003, we received letters from the U.S. Department of Housing and Urban Development (HUD) and a HUD contractor, respectively, requesting information regarding our strategic marketing alliances. The latest letter seeks information regarding whether flat monthly fees paid by us to realtors and home builders for the rental of space and the performance of services under our strategic marketing alliances are consistent with the Real Estate Settlement Procedures Act’s (RESPA) restrictions on fees for the referral of business incident to real estate settlement services. Any determination that our strategic marketing alliances do not comply with applicable law may well have a material adverse effect upon our business and results of operations unless and until we can develop alternative arrangements.

Steven R. McClellan, the Company’s Chief Financial Officer, has submitted his resignation effective August 31, 2004. Mr. McClellan will serve as a consultant to the Company through 2004, and will receive monthly cash compensation of approximately $36,000 from the Company through 2005.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Articles of Incorporation of HomeBanc Corp. (incorporated by reference from Exhibit 3.1 to HomeBanc Corp.’s Registration Statement on Form S-11, dated July 13, 2004, File No. 333-113777 (the “Form S-11”)).

3.2	Amendment to the Company’s Articles of HomeBanc Corp. (incorporated by reference from Exhibit 3.3 to the Form S-11).

3.3	Bylaws of the HomeBanc Corp. (incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1	Stock Purchase Agreement, dated July 19, 2004, by and between HomeBanc Corp. and GTCR Fund VII/A, L.P. (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K, dated July 21, 2004).

10.2	Amended and Restated Registration Agreement, dated July 13, 2004, by and among HomeBanc Corp., GTCR Fund VII/A, L.P. and certain affiliates of GTCR Fund VII/A, L.P. (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K, dated July 21, 2004).

10.3	Joinder and Assumption Agreement for HomeBanc Corp. and HomeBanc Mortgage Corporation 6/04 Amended and Restated Senior Secured Credit Agreement, dated August 4, 2004, joining Bank Hapoalim B.M. as party to the 6/04 Amended and Restated Senior Secured Credit Agreement (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.4	Joinder and Assumption Agreement for HomeBanc Corp. and HomeBanc Mortgage Corporation 6/04 Amended and Restated Senior Secured Credit Agreement, dated August 4, 2004, joining Sovereign Bank as party to the 6/04 Amended and Restated Senior Secured Credit Agreement (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.5	Joinder and Assumption Agreement for HomeBanc Corp. and HomeBanc Mortgage Corporation 6/04 Amended and Restated Senior Secured Credit Agreement, dated August 4, 2004, joining United Overseas Bank Limited New York Agency as party to the 6/04 Amended and Restated Senior Secured Credit Agreement (incorporated by reference from Exhibit 10.3 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.6	Joinder and Assumption Agreement for HomeBanc Corp. and HomeBanc Mortgage Corporation 6/04 Amended and Restated Senior Secured Credit Agreement, dated August 4, 2004, joining BNP Paribas New York Branch as party to the 6/04 Amended and Restated Senior Secured Credit Agreement (incorporated by reference from Exhibit 10.4 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.7	Joinder and Assumption Agreement for HomeBanc Corp. and HomeBanc Mortgage Corporation 6/04 Amended and Restated Senior Secured Credit Agreement, dated August 4, 2004, joining Calyon New York Branch as party to the 6/04 Amended and Restated Senior Secured Credit Agreement (incorporated by reference from Exhibit 10.5 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.8	Joinder and Assumption Agreement for HomeBanc Corp. and HomeBanc Mortgage Corporation 6/04 Amended and Restated Senior Secured Credit Agreement, dated August 4, 2004, joining Colonial Bank, N.A. as party to the 6/04 Amended and Restated Senior Secured Credit Agreement (incorporated by reference from Exhibit 10.6 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.9	8/04 Swing Line Note, dated August 4, 2004, with HomeBanc Corp. and HomeBanc Mortgage Corporation as co-makers and to the order of JPMorgan Chase Bank (incorporated by reference from Exhibit 10.7 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.10	8/04 Bank Hapoalim Senior Credit Note, dated August 4, 2004, with HomeBanc Corp. and HomeBanc Mortgage Corporation as co-makers and to the order of Bank Hapoalim B.M. (incorporated by reference from Exhibit 10.8 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.11	8/04 Sovereign Bank Senior Credit Note, dated August 4, 2004, with HomeBanc Corp. and HomeBanc Mortgage Corporation as co-makers and to the order of Sovereign Bank (incorporated by reference from Exhibit 10.9 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.12	8/04 United Overseas Bank Senior Credit Note, dated August 4, 2004, with HomeBanc Corp. and HomeBanc Mortgage Corporation as co-makers and to the order of United Overseas Bank Limited New York Agency (incorporated by reference from Exhibit 10.10 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.13	8/04 BNP Paribas Senior Credit Note, dated August 4, 2004, with HomeBanc Corp. and HomeBanc Mortgage Corporation as co-makers and to the order of BNP Paribas New York Branch (incorporated by reference from Exhibit 10.11 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.14	8/04 Calyon New York Branch Senior Credit Note, dated August 4, 2004, with HomeBanc Corp. and HomeBanc Mortgage Corporation as co-makers and to the order of Calyon New York Branch (incorporated by reference from Exhibit 10.12 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.15	8/04 Colonial Bank Senior Credit Note, dated August 4, 2004, with HomeBanc Corp. and HomeBanc Mortgage Corporation as co-makers and to the order of Colonial Bank, N.A. (incorporated by reference from Exhibit 10.13 to HomeBanc Corp.’s Current Report on Form 8-K, dated August 11, 2004).

10.16	Purchase, Warranties and Servicing Agreement, dated as of July 1, 2004, by and among EMC Mortgage Corporation, HMB Acceptance Corp. and HomeBanc Corp.

10.17	Assignment, Assumption and Recognition Agreement, dated as of July 30, 2004, by and among EMC Mortgage Corporation, HomeBanc Mortgage Trust 2004-1, HMB Acceptance Corp., HomeBanc Corp. and Structured Asset Mortgage Investments II Inc.

10.18	Amended and Restated Trust Agreement, dated as of July 30, 2004, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company and U.S. Bank National Association.

10.19	Sale and Servicing Agreement, dated as of July 30, 2004, by and among Structured Asset Mortgage Investments II Inc., HomeBanc Mortgage Trust 2004-1, U.S. Bank National Association, Wells Fargo Bank, National Association and EMC Mortgage Corporation.

10.20	Indenture, dated as of July 30, 2004, by and among HomeBanc Mortgage Trust 2004-1, Wells Fargo Bank, National Association and U.S. Bank National Association.

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 2004.

HOMEBANC CORP.

August 26, 2004	By:	/s/ PATRICK S. FLOOD
Patrick S. Flood
Chairman and Chief Executive Officer

August 26, 2004	By:	/s/ STEVEN R. McCLELLAN
Steven R. McClellan
Chief Financial Officer