Form 10-Q
period 2004-09-30
HOMEBANC CORP
filed 2004-11-15
CIK 1283683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-32245

HomeBanc Corp.

(Exact name of registrant as specified in its charter)

Georgia	20-0863067
(State of incorporation)	(I.R.S. Employer Identification Number)

2002 Summit Boulevard Suite 100 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

(404) 303-4000

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at November 1, 2004
Common Stock, $0.01 par value per share	45,501,117

PART I

Item 1. Financial Statements

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

	September 30, 2004	December 31, 2003
	(Unaudited) (Dollars in thousands, except per share data)
Assets
Cash	$23,025	$1,722
Restricted cash	9,370	4,447
Mortgage loans held for sale, net	348,432	325,482
Mortgage loans held for investment, net of allowance of $1,659	2,016,043	—
Mortgage servicing rights, net	5,761	400
Accounts receivable	17,583	28,325
Prepaid assets, net	4,690	3,055
Premises and equipment, net	27,079	19,182
Goodwill, net	39,995	39,995
Deferred tax asset	6,163	—
Other assets, net	11,207	7,287

Total assets	$2,509,348	$429,895

Liabilities and shareholders’ equity
Warehouse lines of credit	$413,481	$257,045
Aggregation credit facilities	752,391	—
Loan funding payable	80,416	63,219
Accrued expenses	39,278	22,030
Debt	948,205	36,720
Deferred tax liability	—	5,969

Total liabilities	2,233,771	384,983
Minority interest	32	21

Commitments and contingent liabilities (Note 8)	—	—

Shareholders’ equity:
Preferred Stock – par value $0.01; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock – par value $0.01; 150,000,000 shares authorized; 45,501,117 shares issued and outstanding (6,446,438 at December 31, 2003)	455	64
Additional paid-in capital	315,042	46,139
Retained deficit	(39,008)	(1,227)
Accumulated other comprehensive loss	(944)	(85)

Total shareholders’ equity	275,545	44,891

Total liabilities and shareholders’ equity	$2,509,348	$429,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
	(Amounts in thousands, except share data)
Revenues:
Net gain on sale of mortgage loans	$6,371	$26,883	$33,789	$71,176
Other revenue	2,358	259	4,104	456
Interest income	19,644	8,125	36,570	20,697
Interest expense	(15,869)	(4,690)	(28,069)	(12,886)

Net interest income	3,775	3,435	8,501	7,811
Provision for loan losses	1,095	—	1,659	—

Net interest income after provision for loan losses	2,680	3,435	6,842	7,811

Total revenues	11,409	30,577	44,735	79,443

Expenses:
Salaries and associate benefits, net	14,235	10,412	39,997	28,927
Marketing and promotions	6,263	4,444	17,097	11,850
Occupancy and equipment expense	3,965	3,208	16,872	8,915
Depreciation	1,606	1,248	4,304	3,225
Interest expense, other	123	511	869	1,296
Minority interest	89	26	163	49
Other operating expense	5,303	3,968	13,136	9,830

Total expenses	31,584	23,817	92,438	64,092

(Loss) income before income taxes	(20,175)	6,760	(47,703)	15,351
Income tax (benefit) expense	(365)	2,988	(11,473)	6,361

Net (loss) income	$(19,810)	$3,772	$(36,230)	$8,990

Net (loss) income applicable to shares of common stock	$(19,810)	$3,772	$(36,230)	$8,990

Net (loss) income per common share outstanding:
Basic and diluted	$(0.61)	$0.60	$(2.37)	$1.45

Weighted average shares of common stock outstanding:
Basic and diluted	32,470,730	6,283,479	15,260,243	6,187,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

	Common Stock Shares	Common Stock	Additional Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited and dollars in thousands)
Balance at January 1, 2004	6,446,438	$64	$46,139	$(1,227)	$(85)	$44,891
Comprehensive income*
Net loss	—	—	—	(36,230)	—	(36,230)
Other comprehensive income (loss), net of taxes:
Net change in unrealized loss on cash flow hedges	—	—	—	—	(859)	(859)

Total comprehensive income (loss)	—	—	—	—	—	(37,089)
Issuance of common stock through initial public offering	38,750,000	388	265,352	—	—	265,740
Distribution to shareholders	304,679	3	3,551	(1,551)		2,003

Balance at September 30, 2004	45,501,117	$455	$315,042	$(39,008)	$(944)	$275,545

*	Comprehensive income for the nine months ended September 30, 2003 was $8.3 million. Comprehensive income (loss) for the three months ended September 30, 2004 was $(21.9) million, compared to $1.7 million for the three months ended September 30, 2003.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Operating activities
Net (loss) income	$(36,230)	$8,990
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	4,304	3,225
Provision for loan losses	1,659	—
Provision for losses on representations and warranties associated with certain loan sales	3,720	862
Capitalization of mortgage servicing rights	(6,276)	—
Amortization of mortgage servicing rights	915	—
Loss on disposal of premises and equipment	5,730	—
Minority interest	11	16
(Decrease) increase in deferred taxes, net	(12,132)	5,755
Increase in restricted cash	(4,923)	—
(Increase) decrease in mortgage loans held for sale	(27,510)	9,949
Decrease (increase) in accounts receivable	10,742	(1,556)
Increase in prepaid assets	(1,635)	(23,156)
Increase in other assets	(4,170)	(50)
Increase (decrease) in accrued expenses	13,949	(409)

Net cash (used in) provided by operating activities	(51,846)	3,626

Investing activities
Originations of mortgage loans held for investment and principal collections, net	(2,017,702)	—
Purchases of premises and equipment, net	(13,153)	(8,841)

Net cash used in investing activities	(2,030,855)	(8,841)

Financing activities
Increase in warehouse and aggregation credit facilities, net	908,827	—
Net change in loan funding payable	17,197	—
Proceeds from debt issuance	965,087	—
Repayment of debt	(52,367)	—
Proceeds from issuance of common stock	265,352	—
Other	(92)	(26)

Net cash provided by (used in) financing activities	2,104,004	(26)

Net increase (decrease) in cash	21,303	(5,241)
Cash and cash equivalents at beginning of period	1,722	5,311

Cash and cash equivalents at end of period	$23,025	$70

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

HomeBanc Corp. (“HomeBanc” or the “Company”) is a Georgia corporation engaged in the business of mortgage banking. The Company was formed on March 17, 2004 to, among other things, hold and service residential mortgage loans. The Company completed its initial public offering (the “Offering”) of 38,750,000 shares of common stock on July 19, 2004. The gross proceeds from the Offering were approximately $288.6 million, excluding the costs related to the Offering, principally $17.3 million in underwriting fees. As more fully discussed below, immediately prior to the Offering, the Company completed a corporate reorganization, through a merger with an affiliate, to meet the requirements for qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company intends to make an election to be taxed as a REIT effective for the tax year ending December 31, 2004.

In connection with the Company’s reorganization, the Company issued 6,751,107 shares of its common stock to HBMC Holdings, LLC (“Holdings”), a holding company for entities engaged in the business of mortgage banking. In return, the Company received all of the outstanding capital stock of Holdings’ wholly-owned subsidiary, Abetterwayhome Corp. Abetterwayhome Corp., in turn, owned Holdings’ principal operating entity, HomeBanc Mortgage Corporation (“HBMC”), an originator of residential mortgage loans. As a result of the reorganization, the Company temporarily became a wholly-owned subsidiary of Holdings and the owner of HBMC and all of Holdings’ other subsidiaries.

In July 2004, Holdings distributed, prior to the Offering, 6,101,677 shares of the HomeBanc Corp. common stock that it received in the reorganization to the holders of its preferred units. The total value of the distribution was equal to the aggregate value of, and in payment of, the capital accounts, including accumulated but unpaid distributions, of the preferred units as of the date of the closing of the Offering. This transaction has been accounted for in a manner similar to a pooling of interests, and the consolidated financial statements of HomeBanc Corp. include the combined entities from the earliest date presented.

The Company, through HBMC, originates residential mortgage loans through its 19 store locations and its 266 store-in-store locations, located in the states of Georgia, Florida and North Carolina. HBMC’s mortgage product line includes conforming FNMA/FHLMC mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, including construction-to-permanent and second lien mortgage loans, nonconforming jumbo loans and a limited volume of sub-prime mortgage loans. The Company’s strategy emphasizes retail residential mortgage loan originations, primarily purchase money mortgages. The Company executes its strategy through the formation of strategic marketing alliances with residential realtors and home builders who have a significant presence in their markets. As of September 30, 2004, the Company had 140 strategic marketing alliances, 76 of which were with residential realtors and 64 of which were with home builders.

Historically, HomeBanc sold a substantial number of the mortgage loans that it originated to third parties in whole loan and securitized form. As a result, the substantial majority of the Company’s revenue prior to January 1, 2004 was gain on sale of mortgage loans. During 2004, the Company began holding certain mortgage loans, primarily adjustable-rate mortgage loans with rates based on the London Interbank Offered Rate (“LIBOR”), for investment. HomeBanc expects to continue to hold these types of loans for investment in the future. These loans will be financed by equity and debt, primarily through the issuance of adjustable-rate notes through securitization transactions treated as secured borrowings of HomeBanc in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The entities used to complete the securitization transactions are not qualifying special purpose entities under SFAS No. 140 and are, therefore, consolidated. The Company has sold and presently expects to continue selling the majority of the fixed-rate mortgage loans that it originates. This change in the business model has resulted in a shift in revenue sources from gain on sale of mortgage loans to net interest income earned primarily on the mortgage loan portfolio held for investment.

At September 30, 2004, the Company had the following subsidiaries: HBMC; Abetterwayhome Corp.; HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; Abetterwayhome Finance, LLC; Abetterwayhome Finance, LLC II; HomeBanc Mortgage Trust 2004-1; HomeBanc Mortgage Trust 2004-2; and HomeBanc Title Partners, LLC. All of these subsidiaries are wholly-owned by the Company, except for HomeBanc Title Partners, LLC, a joint venture in which Security First Title Affiliates, Inc., an agent offering title insurance to customers of the Company, owns a 15% equity interest. HBMC and Abetterwayhome Corp. have each made elections to be

HomeBanc Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

treated as a taxable REIT subsidiary. HomeBanc Funding Corp., HomeBanc Funding Corp. II and HMB Acceptance Corp. are treated as qualified REIT subsidiaries. Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II are single-member limited liability companies disregarded for federal income tax purposes and treated for such purposes as branches of Abetterwayhome Corp. HomeBanc Mortgage Trust 2004-1 and HomeBanc Mortgage Trust 2004-2 are statutory trusts and exempt from taxation. HomeBanc Title Partners, LLC is a limited partnership for federal income tax purposes. HomeBanc Funding Corp., HomeBanc Funding Corp. II, HMB Acceptance Corp., Abetterwayhome Finance, LLC, Abetterwayhome Finance, LLC II, HomeBanc Mortgage Trust 2004-1 and HomeBanc Mortgage Trust 2004-2 are all bankruptcy-remote special purpose entities utilized in the financing of the Company’s operations.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Due to the cyclical and seasonal nature of the mortgage banking industry, the results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

All material intercompany transactions have been eliminated in consolidation. Certain balances in the prior period have been reclassified to conform to the current presentation.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The accounting and reporting policies of HomeBanc and its subsidiaries conform with accounting principles generally accepted in the United States (“GAAP”) and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Examples of estimates include the adequacy of the allowance for loan losses (the “Allowance”), estimates of losses on repurchases of loans arising from representation and warranty claims, and estimates of fair value of financial instruments. Actual results, and future estimates, could differ from the estimates presented. The following is a summary of the more significant accounting policies of HomeBanc.

Transfers of Financial Assets

From time-to-time, the Company sells or securitizes mortgage loans. These transfers of financial assets are accounted for as sales for financial reporting purposes when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: the assets have been isolated from the Company; the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets; and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Transfers of financial assets not meeting the sale criteria are treated as secured borrowings. Tax treatment for transfers of financial assets is facts and circumstances dependent but does not necessarily match the treatment applied for financial reporting purposes.

Mortgage Loans Held for Sale

Mortgage loans held for sale include mortgage loans and any related deferred origination fees and costs. Deferred net fees or costs are not amortized during the period the loans are held for sale, but are recognized when the loan is sold. Mortgage loans held for sale are carried at the lower of aggregate cost or estimated fair value as determined by aggregate outstanding commitments from investors or current investor yield requirements. Any adjustment to the carrying amount of loans arising through designated hedging relationships consistent with the requirements of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, is considered in the determination of lower of cost or estimated fair value. Net unrealized losses are recognized in a valuation allowance by charges to income.

HomeBanc Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Gains and losses on the sale of loans are recognized at settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. These transactions are treated as sales in accordance with SFAS No. 140. The Company maintains a reserve for estimated contingencies in the form of loss indemnification related to standard representations and warranties made in the sale of loans. The estimate is primarily based on the probability and severity of identified losses. Prior to 2004, the Company sold substantially all of the mortgage loans that it originated on a servicing-released basis to various investors. The Company currently sells the majority of the fixed-rate mortgage loans it originates and retains for investment the majority of the adjustable-rate mortgage loans.

The majority of the loans originated by the Company are in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for sale.

Mortgage Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. Loans held for investment are recorded at their unpaid principal balance together with the net unamortized deferred loan origination costs and fees. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income is amortized to income over the estimated life of the loan using methods that approximate the interest method.

As of September 30, 2004 and December 31, 2003, the Company owned construction-to-permanent loans in the amount of $51.4 million and $25.3 million, respectively. These loans generally have terms of less than one year. The substantial majority of the loan balance is included in mortgage loans held for investment, while the remainder is included in mortgage loans held for sale. Also included are net deferred loan costs of $8.4 million and $0.7 million as of September 30, 2004 and December 31, 2003, respectively.

Allowance for Loan Losses

The Company began to maintain an Allowance as it began to accumulate mortgage loans for investment in the first quarter of 2004. Additions to the Allowance are based on assessments of certain factors, including historical loan loss experience of similar types of loans, the Company’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the value of collateral securing the loans and current and anticipated economic and interest rate conditions. Evaluation of these factors involves subjective estimates and judgments that may change. Additions to the Allowance are provided through a charge to earnings. Subsequent recoveries, if any, are credited to the Allowance.

Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Allowance was $1.7 million at September 30, 2004. As of that date, no losses had been charged to the Allowance. Provision expense for the three and nine months ended September 30, 2004 was $1.1 million and $1.7 million, respectively.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) are recognized when a mortgage loan is sold, servicing-retained, to a third party. In connection with the sale of mortgage loans, a portion of the cost of originating each loan is allocated to the MSRs based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants

HomeBanc Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

would use in estimating future net servicing income, such as the cost to service the loan, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The expense related to capitalized MSRs is amortized into other revenue in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

MSRs are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recognized monthly on an accrual basis based upon the terms of the underlying agreement. Generally, such agreements provide for fees based upon a percentage of the outstanding balance of the related loans. Servicing activities include the monthly collection of principal, interest and escrow payments and the performance of certain accounting and reporting functions on behalf of mortgage investors.

Commencing in December 2003, the Company began retaining servicing for those loans that it found economically attractive to service, namely a portion of the nonconforming mortgage loans and a limited number of loans sold to Fannie Mae. The Company also serviced construction-to-permanent loans during the construction phase of these mortgage loans. In addition, the Comapny generally has serviced loans that are the subject of sale transactions for up to 30 days after the loans are sold. HomeBanc serviced approximately $594.7 million of mortgage loans for third parties as of September 30, 2004 and, as of that date, had recorded $5.8 million in MSRs, net of amortization, related to these mortgage loans. HomeBanc amortized $0.4 million and $0.9 million, respectively, related to MSRs for the three- and nine-month periods ended September 30, 2004.

Goodwill and Intangibles

Goodwill relates to the excess of purchase price over net assets acquired in business combinations, and for years prior to 2002 was amortized over 20 years utilizing the straight-line method. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the cessation of amortization of goodwill. Amortization expense for goodwill was $2.2 million annually prior to the adoption of this new standard. Accumulated amortization was $3.6 million at September 30, 2004.

Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying value exceeds the fair value, goodwill is impaired. The Company regularly evaluates whether events and circumstances have occurred that indicate the value of goodwill may not be recoverable. In evaluating any potential impairment, the Company uses comparable market multiples and other market valuation techniques to determine the value of the Company and estimates the amount of goodwill that would be paid by a buyer in the current market. If goodwill is considered impaired, the impairment loss is the amount by which goodwill exceeds the fair value.

Stock-Based Compensation

The Company has elected to adopt the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair-value-based method of accounting for stock options and similar equity awards. The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model. Forfeitures are recognized as they occur.

Income Taxes

Because of its qualifying status as a REIT, the Company, as a stand-alone entity for income tax purposes, is not subject to taxation. The Company’s taxable REIT subsidiaries are subject to taxation. For those entities, the Company accounts for income taxes in accordance with SFAS No.109, Accounting for Income Taxes, which requires an asset and liability approach for accounting and reporting of income taxes. The provision for income

HomeBanc Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between the book basis and tax basis of assets and liabilities that will result in deductible or taxable amounts in future years when such assets and liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management’s belief that, based upon historical earnings and anticipated future earnings, normal operations will continue to generate sufficient future taxable income to realize these benefits. When, in the opinion of management, it is “more likely than not” that the asset will be realized, no valuation allowance is established for deferred tax assets.

Reserve for Contingencies

The Company maintains a reserve for contingencies that arise in connection with certain loan sales to third parties. This reserve includes estimated losses on repurchases arising from representation and warranty claims and probable obligations related to disputes with investors on contractual obligations.

Derivative Financial Instruments

In accordance with SFAS No. 133, the Company records all derivative financial instruments in the consolidated balance sheet at their fair value. Changes in fair value are recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation and effectiveness as a hedging instrument.

Derivative financial instruments and hedging activities – business perspective. The Company has developed risk management programs and processes designed to manage market risk associated with the Company’s business activities. Interest rate risk is a predominant risk that further influences a number of other business risks such as pricing risk, prepayment risk, valuation risk, balance sheet management and funding risk. As part of its risk management program, the Company utilizes derivative financial instruments to manage interest rate risks associated with its balance sheet activities. The Company’s derivative financial instrument positions include cash flow hedges of debt and other freestanding derivative financial instruments.

Loan production activities include the origination of mortgage loans, the warehousing of those loans in inventory and the resale of those loans to investors in the secondary market. The Company utilizes derivative financial instruments to protect against and manage interest rate risk and pricing risk associated with its loans held for sale and its mortgage pipeline. SFAS No. 133 also defines the mortgage pipeline as a derivative financial instrument, which is marked-to-market through earnings. The fair value of derivative financial instruments associated with loans held for sale and the mortgage pipeline are included in other assets or other liabilities.

Variable Interest Entities

The Company owns contractual interests in segregated accounts of two captive private mortgage reinsurance companies controlled and managed by unaffiliated insurance companies, to which the Company had contributed $0.7 million of capital as of September 30, 2004. These arrangements provide the Company with income based upon the amount of capital required to support these policies and the claims experience of the private mortgage insurance sold by these entities to customers of HBMC, and in which the Company bears the second 5% of losses in an amount up to its capital contributions. The Company began its participation in these ventures in 2003. The Company consolidates its interests in the two captive private mortgage reinsurance companies consistent with FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.

The revenues for the title and mortgage insurance ventures were $1.1 million and $0.5 million, respectively, for the nine-month period ended September 30, 2004, compared to $0.4 million and $0, respectively, for the same period in 2003.

HomeBanc Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncement

On March 9, 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In SAB 105, the SEC determined that an interest rate lock commitment should generally be valued at zero at the date of inception. The rate locks continue to be adjusted for changes in value resulting from changes in market interest rates. The Company adopted this new standard prospectively as of April 1, 2004, and implementation of SAB 105 did not have a material affect on the Company’s financial condition or results of operations since the Company did not previously recognize the value of such commitments at the date of their inception.

Note 3. Borrowings

Warehouse and Aggregation Facilities

Abetterwayhome Finance, LLC entered into a $500 million uncommitted master repurchase agreement, or “aggregation credit facility,” with JPMorgan Chase Bank on March 8, 2004, which was temporarily increased on June 7, 2004 to $1.0 billion. This line of credit initially bore interest at a rate equal to 30-day LIBOR plus 1% and was scheduled to terminate on the earlier of July 31, 2004 or the completion of HomeBanc Corp.’s first securitization following the Offering. On July 30, 2004, following the completion by HomeBanc of the Offering and the HomeBanc Mortgage Trust 2004-1 securitization, this facility was reduced to $500 million. The line was extended to July 14, 2005 and bears interest at a rate equal to 30-day LIBOR plus 0.6%.

On April 29, 2004, Abetterwayhome Finance, LLC II entered into an uncommitted $500 million mortgage repurchase facility with Bear Stearns & Co. This facility initially bore interest at a rate equal to 30-day LIBOR plus 1% and was scheduled to terminate on the earlier of July 31, 2004 or the completion date of the Offering. Following the completion by HomeBanc of the Offering, this line of credit was extended to July 14, 2005, and the terms were amended to provide a $300 million facility that bears interest at a rate equal to 30-day LIBOR plus 0.7%.

Warehouse and repurchase lines of credit are collateralized by substantially all mortgage loans held for sale and investment. The Company is subject to various debt covenants and was in violation of one such covenant related to the warehouse line of credit through JP Morgan Chase during the three months ended March 31, 2004. The Company received a waiver of such default. Amendments, including one related to the default, to the agreement have been completed. At September 30, 2004, the amount available under this facility, which expires July 7, 2005, was $775 million.

The Company and its subsidiaries were in compliance with all debt covenants as of September 30, 2004.

The Company was in violation of three covenants related to the $100 million repurchase line of credit (the “Repurchase Line”) dated August 8, 2003 through Credit Suisse First Boston Mortgage Capital, LLC (“CSFB”) during the three months ended March 31, 2004. The Company received a waiver of such defaults, and a related amendment to the Repurchase Line was completed. As of August 6, 2004, the Company amended the Repurchase Line to extend the maturity date to November 5, 2004. HBMC decided to terminate the Repurchase Line on September 30, 2004 and repaid in full the $27.7 million balance of the outstanding commitments under the Repurchase Line. Neither the Company nor HBMC incurred any penalties as a result of the termination of the Repurchase Line.

Collateralized Debt Obligations

On July 29, 2004, the Company completed a public offering through HomeBanc Mortgage Trust 2004-1 (the “Trust”) of approximately $965.1 million of notes (the “Notes”) backed by adjustable-rate, residential first mortgage loans. The Company has accounted for the securitization as a secured borrowing in accordance with the provisions of SFAS No. 140.

The Notes sold to the public included approximately $880.8 million of Class A Notes in two classes rated AAA by Standard & Poor’s and Aaa by Moody’s Investors Service and $84.3 million of Class M Notes in four classes rated

HomeBanc Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

AA and Aa2 by S&P and Moody’s, respectively. The investors in the Notes have no recourse to HomeBanc’s other assets for failure of debtors to pay when due. The value of the Notes is subject to credit, prepayment and interest rate risks on the transferred mortgage loans.

In connection with the issuance of the Notes, the Company incurred costs of $3.1 million, which were deducted from the proceeds of the securitization and are being amortized monthly in proportion to the outstanding balance of the Notes.

As of September 30, 2004, $970.5 million in mortgage loans classified as held for investment in the consolidated balance sheet were pledged as collateral for the Notes. The Company has credit exposure on loans it has securitized. The following table summarizes the loan delinquency information as of September 30, 2004:

Delinquency Status	Loan Count	Loan Balance (dollars in thousands)	Percent of Unpaid Securitized Balance	Percent of Total Assets
60 to 89 days	91	$15,020	1.6%	0.0%
90 days or more	—	—	—	—
In bankruptcy and foreclosure	—	—	—	—

Total	91	$15,020	1.6%	0.0%

Other

As of December 31, 2003, the Company had a note payable to the Bank of Montreal, bearing interest at the prime rate with a maximum borrowing capacity of $60.0 million. The note was payable on demand. During the third quarter of 2004, the Company repaid the balance of approximately $56.8 million outstanding under this agreement with proceeds from the Offering.

Note 4. Earnings per Share

Basic earnings per share represents income available to holders of shares of common stock divided by the weighted-average number of shares of common stock outstanding during the period. Diluted shares of common stock outstanding includes the weighted-average number of shares of common stock outstanding during the period, together with additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued, as well as any adjustment to income that would result from the assumed issuance.

Earnings per share of common stock have been computed based on the following (dollars in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net (loss) income	$(19,810)	$3,772	$(36,230)	$8,990

Net (loss) income applicable to common stock	$(19,810)	$3,772	$(36,230)	$8,990

Net (loss) income per common share outstanding:
Basic and diluted	$(0.61)	$0.60	$(2.37)	$1.45

Average number of shares of common stock outstanding:
Basic and diluted	32,470,730	6,283,479	15,260,243	6,187,860

HomeBanc Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Excluded from the computation of diluted shares for the three- and nine-month periods ended September 30, 2004 were 1,205,975 stock appreciation rights and 691,919 restricted stock units because the effect would be antidilutive due to the Company’s loss applicable to common stock.

Note 5. Stock-Based Compensation

During January and February 2004, the Company sold 300,000 common units from treasury to employees of HBMC at $0.10 per unit, which is the cost at which the units were originally repurchased by the Company. The units vested over a period of five years or upon a change in control of the Company. The fair value of such units was approximately $0.6 million and was being recognized as expense over the five-year vesting period. Fair value was determined based on the estimated per share value of the units in light of the then proposed Offering. Upon the change in control resulting from the Offering in the third quarter of 2004, these units immediately vested, and substantially all of the compensation expense was recognized in the third quarter of 2004.

During 2004, the Compensation Committee of the Company’s Board of Directors the (“Compensation Committee”) recommended for approval the Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”). On June 30, 2004, the LTIP was adopted by the Company’s Board of Directors and approved by the shareholders. The general provisions of the LTIP include the following:

•	Grants are awarded consistent with guidelines established by the Compensation Committee and may be in the form of stock options, restricted stock, restricted stock units (“RSU”), stock appreciation rights (“SAR”), performance awards, dividend equivalents or other stock-based awards. RSUs and SARs are the only grants which have been awarded to date and are described below.

•	Awards have a price equal to the market value of HomeBanc common stock at the date of grant.

•	Grants remain outstanding 10 years after their issue date.

•	All grants vest at 25% per year over four years from the grant date, except for grants to directors of the Company, which vest and become non-forfeitable on a prorated monthly basis over the 12 months following the date of the grant.

•	The LTIP expires in 2014.

•	The total number of shares available for issuance upon the grant or exercise of awards under the LTIP is 3,300,000.

Description of Stock Appreciation Rights

A SAR entitles the grantee to a payment equal to the appreciation in value of the underlying common stock over a specified time. SARs granted under the LTIP will be settled in common stock, subject to the satisfaction of vesting requirements. The base price of a SAR is equal to the fair market value of one share of common stock on the grant date. The grantee is entitled to a payment upon exercise of the SAR equal to the excess, if any, of the fair market value of the common stock at the exercise date over the base price (the “spread”), times the number of SARs being exercised. That payment is made in the form of common stock having a value equal to the aggregate spread on the SARs.

The SARs are granted with tandem dividend equivalent rights in the form of RSUs that are converted to shares when the SAR is exercised. The dollar amount of any dividends paid with respect to the SARs is converted to RSUs based on the stock price at the dividend payment date, and such RSUs are credited to the account of the SAR holder. When the SAR is exercised, the value of the accumulated RSUs (based on the stock price at the time of exercise) is added to the SAR spread, and the total value (if above zero) will be converted to shares of common stock to be delivered to the grantee. Such RSUs are subject to the same forfeiture and transfer restrictions and payment terms as apply to the SARs with respect to which they relate.

HomeBanc Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following assumptions were used for grants of SARs during the third quarter of 2004: expected dividend yield of 0.00%; expected volatility of 19.67%; risk-free interest rate of 4.36%; and an expected life of 8.0 years.

Additional information with respect to SARs is as follows as of September 30, 2004:

	Weighted Average Price	Number
Outstanding at beginning of year	$—	—
Granted	7.53	1,280,820
Exercised	—	—
Canceled or surrendered	7.50	(74,845)

Outstanding at period-end	7.53	1,205,975

Options exercisable at period-end	$—	—

SARs outstanding and exercisable at September 30, 2004 are summarized as follows:

		Outstanding Weighted Average Remaining Life		Outstanding and Exercisable
Range of Exercise Prices	SARs		Weighted Average Price	SARs	Weighted Average Price
$ 7.50 —$9.65	1,205,975	45.5 months	$7.53	—	$—

During the quarter ended September 30, 2004, the Company recognized $0.2 million in expense related to SARs.

Description of Restricted Stock Units

RSUs represent the right to receive shares of common stock in the future, subject to the satisfaction of vesting requirements. Until the RSUs are settled on each applicable vesting date and stock is delivered, the grantee does not own actual shares of stock and, therefore, does not have voting rights or receive dividends. RSUs may be granted with tandem dividend equivalent rights, such that the dollar amount of any dividends paid on the Company’s common stock is converted to additional RSUs based on the stock price at the dividend payment date and credited to the account of the grantee. Such additional RSUs are subject to the same forfeiture and transfer restrictions and payment terms as apply to the RSUs with respect to which they relate. All of the RSUs granted to date have tandem dividend rights.

There were 723,994 RSUs with a weighted average fair value of $7.54 awarded during the third quarter of 2004. The market value as of date of grant of the RSUs is charged to expense on a pro-rata basis as the restrictions lapse. The total amount expensed for the third quarter of 2004 was $0.3 million. As of September 30, 2004, there were 691,919 RSUs outstanding with a weighted average price of $7.54.

Note 6. Income Taxes

Applicable income taxes for the three months ended September 30, 2004 were a benefit of $0.4 million, compared to an expense of $3.0 million for the three months ended September 30, 2003. Applicable income taxes for the nine months ended September 30, 2004 were a benefit of $11.5 million, compared to an expense of $6.4 million in the corresponding period during 2003.

At September 30, 2004, the Company had a net deferred tax asset of $6.2 million, compared to a net deferred tax liability of $6.0 million at December 31, 2003. Based upon historical earnings and anticipated future earnings, management believes that normal operations will generate sufficient future taxable income to realize in full these deferred tax benefits. Therefore, no extraordinary strategies are deemed necessary by management to generate sufficient taxable income for purposes of realizing the net deferred tax asset.

As a result of HomeBanc Corp.’s intention to be taxed as a REIT, it does not pay any taxes as long as it continues to meet the criteria to be a REIT. HBMC, as a separate tax filer and a taxable REIT subsidiary of HomeBanc Corp., must record tax expense or benefit based on its stand-alone earnings or losses. From time-to-time, HBMC sells and

HomeBanc Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

transfers mortgage loans to the portfolio of loans held by HomeBanc Corp. for investment. For GAAP purposes, no gain on sale is recognized on mortgage loans sold and transferred to HomeBanc Corp.’s investment portfolio. However, for tax purposes, mortgage loans sold and transferred to HomeBanc Corp.’s portfolio are transferred at fair value, based on a transfer pricing study, resulting in a taxable gain on sale at HBMC. During 2003, all of the loans originated by HBMC were sold to unrelated parties, and the resulting gain on sale was recognized, both for tax and GAAP purposes. Since these transactions occurred outside of the REIT structure, they were taxed in accordance with applicable federal and state rates.

Note 7. Other Comprehensive Income

The following table presents a reconciliation of the net change in unrealized gains/losses on cash flow hedges for the nine months ended September 30, 2004:

	Before Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Change in unrealized gains/losses on cash flow hedges	$(1,981)	$—	$(1,981)
Less: Reclassification for gains/losses on cash flow hedges included in net earnings	1,839	(717)	1,122

Net change in the unrealized gains/losses on cash flow hedges	$(142)	$(717)	$(859)

Note 8. Commitments and Contingent Liabilities

The Company maintains a reserve for contingencies arising in connection with loan sales to third parties. The reserve was $4.5 million as of September 30, 2004. During the three- and nine-month periods ended September 30, 2004, $0.2 million and $0.6 million, respectively, of losses were charged against this reserve, and $1.2 million and $3.7 million, respectively, of additional provision for losses was recognized.

The Company entered into a 10-year lease for a new corporate facility that allowed HomeBanc to consolidate personnel located in three separate buildings. The new lease resulted in the early termination of one lease in 2003 and the abandonment of another lease in February 2004. The Company recorded a non-cash charge of approximately $5.5 million as occupancy and equipment expense in February 2004 related to the abandonment of the second lease. The Company also expects to spend approximately $5.1 million to complete its new HomeBancWay II Loan software system.

Steven R. McClellan, the Company’s former Chief Financial Officer, submitted his resignation effective August 31, 2004. Mr. McClellan will serve as a consultant to the Company through December 31, 2004 and will receive monthly cash compensation for severance of approximately $36,000 from the Company through December 31, 2005. In connection with this arrangement, approximately $0.5 million was expensed during the third quarter of 2004, and $0.4 million has been included in the balance sheet at September 30, 2004 in accrued expenses.

The nature of the Company’s business requires compliance with various state and federal lending laws and exposes the Company to a variety of legal proceedings and matters in the ordinary course of business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company is also subject to legal proceedings from time-to-time related to employee and employment issues. The Company presently believes that all of the proceedings to which it is presently subject, taken as a whole, will not have a material adverse impact on its financial condition or results of operations.

Note 9. Derivative Financial Instruments

The Company enters into derivative financial instrument transactions principally for the purpose of protecting against the risks of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

HomeBanc Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Under the guidelines of SFAS No. 133, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS No. 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.

Under both fair value and cash flow hedging relationships, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative financial instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative financial instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. Cash flows from derivative financial instruments that are accounted for as fair value hedges or cash flow hedges under SFAS No. 133 are classified in the same category as the cash flows from the items being hedged.

The Company enters into forward sales contracts to reduce changes in cash flows upon the sale of its closed mortgage loan inventory in loans held for sale. Management had historically designated certain forward sales contracts as hedges of its closed loan inventory. Beginning in April 1, 2004, the Company changed its hedge accounting policy by designating the full change in fair value of its closed mortgage loan inventory as its hedged risk. As a result of this change, the Company discontinued hedge accounting until such time as the documentation and systems required to support the assessment of hedge effectiveness on a fair value basis could be completed. This analysis was not completed during the third quarter of 2004; therefore, all of the derivative financial instruments associated with mortgage loans held for sale were freestanding during the period, and, as a result, changes in the fair value of the derivative financial instruments during the period were recorded in current period earnings.

On March 5, 2004, the Company entered into a three-year interest rate swap with a notional amount of $100 million for which the Company will receive monthly payments at the 30-day LIBOR rate and make monthly payments at a fixed rate of 2.3525%. The Company terminated this swap on June 9, 2004 and realized a cash gain of $2.7 million. The amount included in accumulated other comprehensive income, net of tax, was $0.9 million as of September 30, 2004. The amount included in accumulated other comprehensive income represents the fair value of the derivative financial instrument designated as a cash flow hedge of the forecasted interest expense and is expected to be reclassified into earnings over the three-year period the swap was originally intended to span.

A summary of the Company’s position with respect to its derivative financial instruments by hedging category and designated hedged item, where appropriate, at September 30, 2004 and December 31, 2003 follows:

	September 30, 2004			December 31, 2003
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges
Interest rate swaps (debt)	$400,000	$—	$4,095	$—	$—	$—
Interest rate basis swaps (debt)	400,000	41	—	—	—	—
Other Derivative Instruments
Interest rate lock commitments	68,826	34	—	64,922	134	—
Forward contracts	104,385	200	—	102,035	—	129
Options on forward contracts	27,500	39	—	5,000	22	—
Interest rate swaps	25,000	121	—	—	—	—
Eurodollar future contracts	—	—	—	250,000	—	—

Note 10. Subsequent Events

On October 12, 2004, Abetterwayhome Finance, LLC (“Finance”) and HomeBanc Funding Corp. (“HomeBanc Funding”) entered into Amendment No. 4 (the “Amendment”) to the Company’s existing $500 million uncommitted

HomeBanc Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

master repurchase agreement dated as of March 8, 2004 (“Aggregation Facility”) with JPMorgan Chase Bank. Finance and HomeBanc Funding are subsidiaries of the Company. The Amendment resulted in a temporary increase in the maximum aggregate commitments under the aggregation facility from $500 million to $600 million for the period from October 12, 2004 through and including November 11, 2004. In addition, the Amendment permanently increased the sublimit under the aggregation facility for 5/6 or 3/6 adjustable rate mortgage loans so that such loans may constitute up to 50% of the aggregate repurchases under the aggregation facility.

On October 29, 2004, the Company completed an offering to the public through HomeBanc Mortgage Trust 2004-2 of approximately $876.8 million of notes backed by adjustable-rate, residential first mortgage loans. The Company has accounted for the securitization as a secured borrowing in accordance with the provisions of SFAS No. 140.

Part I. Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

IMPORTANT INFORMATION ABOUT THIS REPORT

In this Quarterly Report on Form 10-Q, which we refer to as this “Report,” the words “Company,” “we,” “us” and “our” mean HomeBanc Corp., including its subsidiaries, as well as HomeBanc Corp.’s predecessors and their subsidiaries. “HBMC” refers to HomeBanc Mortgage Corporation, which became our wholly-owned subsidiary pursuant to a reorganization that we effected in connection with our initial public offering, which was completed on July 19, 2004. Prior to the reorganization, HBMC was wholly-owned by HBMC Holdings, LLC, which we refer to in this Report as “Holdings.” Except as otherwise indicated, we refer throughout this Report to the reorganization as having been completed prior to the period covered by this Report.

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Report are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include, without limitation, statements regarding:

•	our business strategy;

•	expected benefits to us of the change in our business strategy and our operation as a REIT;

•	future performance, developments or market forecasts;

•	forward looking accounting and financial statement impacts as a result of our change in business strategy and our operation as a REIT;

•	projected leverage ratios, capital needs and the timing of future financings; and

•	projected capital expenditures.

It is important to note that the description of our business in general, and our mortgage-backed securities holdings in particular, is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, and the types of assets we hold, the amount of leverage we use, the liabilities we incur and other characteristics of our assets and liabilities are subject to reevaluation and change without notice.

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.

These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions and general consumer confidence and spending habits;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in enacted tax laws and regulations;

•	the risks of changes in interest rates on our mortgage loan production and our interest sensitive assets and liabilities;

•	interest rate risks and credit risks of customers;

•	loan loss experience and the rate of loan charge-offs;

•	risks inherent in originating mortgage loans, including the risks of principal repayment and fluctuations in collateral values;

•	loss experience arising from alleged breaches of representations and warranties provided to buyers of mortgage loans originated by the Company and sold to third parties;

•	risks in our ability to execute on new changes in our business strategy and to meet the requirements for operation as a REIT;

•	competition that we face, as well as the general effects of competition from a wide variety of local, regional, national and other originators and sellers of mortgage loans and changes in the secondary mortgage market and investors therein;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates, including those used to develop hedging and interest rate risk management strategies;

•	the uncertainty and costs of litigation;

•	the risks of entering new markets or introducing new products;

•	the risks of mergers, acquisitions, joint ventures and/or divestures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to integrate operations or achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in generally accepted accounting principles and related industry practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our industry or in the rate of growth in the markets that we serve;

•	the effects of war or other conflict, acts of terrorism, natural disasters or other catastrophic events that affect general economic conditions;

•	the effects of weather-related events that may result in property damage as well as a reduction in mortgage loan origination volume or an alteration of the timing when mortgage loans close; and

•	other factors and other information discussed in this Report, as well as other factors and risks described in any of our other reports and/or filings that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

All written or oral statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. You should not place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made. We have no obligation and do not undertake to publicly update, revise or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

General

We are a Georgia corporation formed in March 2004 to continue and expand the business of HBMC, a residential mortgage banking company. HBMC and its predecessors have been in the residential mortgage loan origination business for over 20 years. We focus our mortgage origination activities primarily on prime one-to-four family residential purchase money mortgage loans rather than mortgage refinancings. While the definition of “prime” loans varies from company to company, we consider “prime” loans to be loans that satisfy our prescribed investment criteria, namely loan product type, credit scores and loan-to-value ratios. We presently focus on select markets within the states of Georgia, Florida and North Carolina. Our goal is to focus on markets where we believe the demographics, including population growth, new one-to-four family building permits, and sales of new and existing homes, provide opportunities to originate purchase money mortgage loans in sufficient volume to support our offices and growth objectives.

Historically, HBMC has sold substantially all of the mortgage loans that it originates to third parties in whole loan and securitized form and financed its operations through warehouse and repurchase lines of credit. In addition, HBMC historically did not service any loans, other than construction-to-permanent loans during the construction phase.

On July 19, 2004, we completed our initial public offering and related reorganization, which resulted in our ownership of 100% of the outstanding stock of HBMC. We intend to make an election to be taxed as a real estate investment trust (“REIT”) for the year ended December 31, 2004, and HBMC has made an election to be a taxable REIT subsidiary. Our revenues and results of operations for the three and nine months ended September 30, 2004 reflect the changes in strategy implemented by us in anticipation of our initial public offering and the reorganization, which are described below.

Adjustable-Rate Mortgage Loan Retention Strategy. In anticipation of the our initial public offering and reorganization and our intention to elect to be treated as a REIT, we began, in February 2004, to hold for investment a majority of the prime adjustable-rate mortgage loans originated by HBMC while continuing to sell a majority of the fixed-rate mortgages that we originate. As a result, our revenues and losses for the period ending September 30, 2004 reflect changes in the business strategy during which we, through our affiliates, were aggregating a significant amount of our total loan origination volume, rather than selling those loans to generate gains on sale.

We presently expect to continue selling the majority of fixed-rate mortgage loans that we originate. We believe that, due to the complexity of some interest-only, adjustable-rate mortgage products, the secondary whole loan mortgage market does not always accurately reflect their true economic value. The majority of our retained mortgage loans in the third quarter of 2004 were, and in our future operations will be, adjustable-rate mortgage loans with rates based on the London Interbank Offered Rate or “LIBOR.”

Securitization Strategy. We intend to finance the mortgage loans retained by us through debt and equity offerings, primarily securitization transactions treated as debt for financial reporting and tax purposes, which provide substantially matched-funded, long-term financing with lower interest rates than short-term debt facilities. On July 29, 2004, we initiated our securitization strategy by issuing to the public through HomeBanc Mortgage Trust 2004-1 $965.1 million of notes backed by adjustable-rate, residential first mortgage loans. On October 29, 2004, we completed a second offering to the public through HomeBanc Mortgage Trust 2004-2 of $876.8 million of notes backed by adjustable-rate, residential mortgage loans originated by HBMC.

Servicing Strategy. We also intend to service the mortgage loans that we originate and hold for investment. While we are an experienced mortgage loan originator, we historically have only serviced, for brief periods of generally not more than three months, the mortgage loans we have originated. Prior to December 2003, we routinely transferred the servicing responsibilities on mortgage loans that we originated, other than construction-to-permanent loans during the construction phase, to third-party servicers shortly after our origination of the loans. Beginning in December 2003, we retained the servicing responsibilities for those loans that we found economically attractive to service, namely a portion of the nonconforming mortgage loans and a limited number of Fannie Mae mortgage loans, and continued to service the construction-to-permanent loans during the construction phase of these mortgage loans. In addition, HBMC generally has serviced loans that are the subject of securitization transactions for up to 30 days after the loans are securitized. In 2004, we began to service, and in the future will continue to service, the loans we hold for investment. Although we do not presently intend to actively invest in loans or mortgage-backed securities collateralized by assets that we do not originate, we may do so from time-to-time in the future.

As a result of our change in strategy following our initial public offering and reorganization, we anticipate that our historical financial results, including those periods presented herein, will not be indicative of our future financial performance for any corresponding periods. As a result of our change in business strategy, our income from gain on sales declined as a result of holding mortgage loans for investment. During the first six months of 2004, we used short-term warehouse and repurchase agreement facilities to fund our long-term holdings. We began in the third quarter to securitize adjustable-rate mortgage loans held for investment by offering long-term adjustable-rate debt, which we expect will be lower in cost than our warehouse and repurchase facilities. We expect to incur greater interest expense to carry loans in our portfolio and to generate higher interest and fee revenues from these retained loans.

The form of our reorganization results in accounting treatment similar to a pooling of interests, and the consolidated financial statements of HomeBanc Corp. include the results of HomeBanc Corp.’s predecessor companies prior to HomeBanc Corp.’s initial public offering on July 19, 2004.

Industry Outlook

Based upon our analysis of current industry trends, we believe that total mortgage originations for the industry in 2004 will decline by approximately 30% compared to 2003. This will be driven by a decline in refinance mortgage originations. This suggests that the competition for purchase money mortgage originations will continue to intensify, which is what we observed during the period ended September 30, 2004. We will continue to operate in select markets within the states of Georgia, Florida and North Carolina. Our focus remains on utilizing traditional retail mortgage loan origination channels and developing and expanding our strategic marketing alliances with residential realtors and homebuilders.

Financial Condition Discussion

Cash

We had unrestricted cash and cash equivalents of $23.0 million at September 30, 2004 versus $1.7 million at December 31, 2003. This increase in cash resulted from a combination of our initial public offering, debt issuance and principal payments received on loans. More details are provided in the condensed consolidated statement of cash flows in Part I, Item 1 of this document.

Mortgage Loans Held for Sale

Mortgage loans we have originated, but do not intend to hold for the foreseeable future, are classified as “mortgage loans held for sale.” We had mortgage loans held for sale of $348.4 million at September 30, 2004, a 7% increase from $325.5 million at December 31, 2003. Mortgage loans held for sale represent mortgage loans originated and held pending sale to permanent investors and are carried at the lower of cost or fair value. We use warehouse lines of credit to finance our mortgage loans held for sale. Fluctuations in mortgage loans held for sale, warehouse lines of credit and loan funding payable are dependent on loan production seasonality, as well as our investor’s ability to purchase mortgage loans on a timely basis.

Mortgage Loans Held for Investment

Mortgage loans we have originated and transferred to the REIT are classified as “mortgage loans held for investment.” We had mortgage loans held for investment of $2.0 billion at September 30, 2004. Mortgage loans held for investment represent mortgage loans that we intend to hold for the foreseeable future and are carried at cost.

We use aggregation credit facilities to finance our mortgage loans held for investment until such time as we are able to securitize these loans. Fluctuations in mortgage loans held for investment and the related aggregation credit facilities are dependent on loan production seasonality and our ability to transfer loans and securitize mortgage loans at the REIT. The $2.0 billion increase in mortgage loans held for investment from December 31, 2003 to September 30, 2004 was due to our decision to change our business from selling substantially all of our mortgage loans that we originate to instead retaining for investment a majority of the adjustable-rate loans that we originate.

Accounts Receivable

Accounts receivable totaled $17.6 million as of September 30, 2004. The decrease of $10.7 million in accounts receivable from December 31, 2003 to September 30, 2004 was mainly due to cash received from investors subsequent to year-end that was attributable to loan sales at year-end.

Accrued Expenses

Accrued expenses increased from $22.0 million at December 31, 2003 to $39.3 million at September 30, 2004. The increase from year-end was due to primarily to the $4.5 million recorded in the period related to the relocation of our corporate facility, the increase in the contingent loss reserve of $1.7 million, the increase in accrued loan expenses of $2.1 million due to seasonality, the increase in our liability related to our derivative financial instruments of $4.3 million and the increase in our deferred compensation liability of $1.3 million.

Borrowings

Our debt increased by $911.5 million since year-end due to the securitization during the third quarter of 2004 of mortgage loans held for investment. The securitization transaction was accounted for as a secured borrowing.

Borrowings outstanding under our other credit facilities increased $908.8 million since year-end. The increase primarily represents an increase in our mortgage origination cash requirements as we have changed our business from selling substantially all of the mortgage loans that we originate to instead retaining for investment a majority of the adjustable-rate loans that we originate.

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

In the case of loans that we hold in our investment portfolio, we will utilize the hedging techniques described below:

Matching Adjustable Rates on Borrowings. We will attempt to fund all of our adjustable-rate mortgage (“ARM”) assets with borrowings whose maturities or reset frequency approximately match the interest rate adjustment periods on our ARM assets. Accordingly, our borrowings generally will have variable interest rates or fixed interest rates with maturities of one year or less because our traditional ARM assets maintain interest rates that adjust within one year.

In addition, some of our investment portfolio will be comprised of hybrid ARM assets, which have fixed interest rate periods of three to five years. We intend to utilize derivative financial instruments to attempt to fix the interest rate on our borrowings. As a consequence, the target net duration of our hybrid ARM assets, related borrowings and derivative financial instruments is no more than three months. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates.

Interest Rate Swap Agreements and Eurodollar Transactions. We enter into interest rate swap agreements under which we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We may also enter into Eurodollar transactions in order to fix the interest rate changes on our forecasted three-month LIBOR based liabilities.

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

We also may enter into other hedging-type transactions designed to protect our borrowing costs or portfolio yields from interest rate changes. We may also purchase “interest-only” mortgage derivative assets or other mortgage derivative products for purposes of mitigating risk from interest rate changes. We may also use, from time-to-time, futures contracts and options on futures contracts on Eurodollar, federal funds, Treasury bills and Treasury notes, and similar financial instruments to mitigate risk from changing interest rates.

For the third quarter of 2004, we did not enter into, and we presently do not intend to enter into, derivative instruments, except for hedging purposes. Further, it is unlikely that we can obtain hedging instruments that perfectly offset all of the risks of our assets and liabilities. No hedging strategy can completely insulate us from risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge. We intend to monitor, and may have to limit, our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets.

As of September 30, 2004, we had designated hedges with respect to our indebtedness used to finance our mortgage loans held for investment. The hedges that we currently have in place have contractual lives that range between one year and five years. The designated hedges are interest rate swap agreements and have a total notional amount of $400 million. The terms of these swaps require us to pay a fixed rate during the term of the swap and receive the then current one-month LIBOR rate. Subsequent to September 30, 2004, we entered into interest rate cap agreements with a combined notional amount of $381 million. The purpose of the interest rate swap and cap agreements is to protect the net interest spread on the three-year fixed/six-month interest-only, adjustable-rate mortgage loan product and the five-year fixed/six-month interest-only, adjustable-rate mortgage loan product.

We also have interest rate basis swaps that require us to pay the six-month LIBOR rate and receive the one-month LIBOR rate plus a spread. A basis swap is an interest rate swap where one party receives payments based on one floating rate index and the counterparty makes payments based upon another floating rate index. At September 30, 2004, the basis swaps had a notional amount of $400 million. These swaps are designed to mitigate decreases in our interest rate spread on our six-month interest-only product in a rising interest rate environment. These interest rate basis swaps are intended to hedge our liabilities under the aggregation facilities and to reduce the risks that increases in interest rates would present to us, since our liabilities reprice faster than our mortgage loans held for investment.

Loans Held For Sale

We historically have used, including in the third quarter of 2004, and expect to continue to use, various financial instruments, including derivatives, to manage the interest rate risk related specifically to our loan applications subject to interest rate lock commitments, which we refer to as our “committed pipeline,” and our held for sale loan inventory. We generally expect to use the following derivative instruments in our risk management activities related to the committed pipeline and held for sale loan inventory:

•	“best efforts” and “mandatory” forward sales of individual or whole loans, which represent an obligation to sell held for sale inventory to an investor at a specific price in the future;

•	forward sales of mortgage-backed securities, or “MBS,” which represent an obligation to sell a MBS at a specific price in the future, and the value of which increases as mortgage rates rise;

•	forward purchases of MBS, which represent an obligation to buy a MBS at a specific price in the future, and the value of which increases as mortgage rates fall;

•	long call options on MBS, which represent a right to buy a MBS at a specific price in the future, and the value of which increases as mortgage rates fall;

•	long put options on MBS, which represent a right to sell a MBS at a specific price in the future, and the value of which increases as mortgage rates rise;

•	long call options on Treasury futures, which represent a right to acquire a Treasury futures contract at a specific price in the future, and the value of which increases as the benchmark Treasury rate falls; and

•	long put options on Treasury futures, which represent a right to sell a Treasury futures contract at a specific price in the future, and the value of which increases as the benchmark Treasury rate rises.

We generally seek to cover substantially all of our fixed-rate held for sale inventory by individual delivery commitments with the applicable investor or forward sales of MBS net of forward purchases.

To manage the interest rate risk associated with the committed pipeline, we use a combination of net forward sales of MBS and “put” and “call” options on MBS or Treasury futures. Generally, we enter into forward sales of MBS in an amount equal to the portion of the committed pipeline expected to close, assuming no change in mortgage rates. We acquire put and call options to protect against the variability of loan closings caused by changes in mortgage rates, utilizing the current fallout estimates to determine the amount of option coverage required. We review our committed pipeline and held for sale inventory risk profiles on a daily basis. We also employ “shock tests” to project the estimated effects of interest rate changes on our committed pipeline and held for sale inventory.

Interest rate risk management of the committed pipeline is complicated by the fact that the ultimate percentage of loan applications that close within the terms of the interest rate lock commitment, or “rate lock commitments,” varies due to the “fallout” of applicants who receive commitments from us but choose not to close the mortgage loan within the terms of the commitment. The variability of the percentage of commitments not closed due to fallout is caused primarily by changes in mortgage rates. In general, the percentage of applications that ultimately close within the terms of the rate lock increases if mortgage rates rise and decreases if mortgage rates fall, due primarily to the relative attractiveness of current mortgage rates compared to the applicants’ committed rates. The closing percentage is also influenced by, among other things, the source of the applications, age of the applications, construction delays, insufficient appraisal values to support the loan amount, purpose for the loans—purchase or refinance—and the application approval rate.

Our success in reducing our interest rate risk is directly related to our ability to monitor and estimate fallout. We have developed closing ratio estimates, which we refer to as “fallout estimates,” for the committed pipeline, using our empirical data and experience, taking into account all of these variables. The fallout estimates also take into account renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The fallout estimates are revised periodically using the most current empirical data.

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

We serviced approximately 13,000 mortgage loans with an aggregate outstanding principal balance of approximately $2.6 billion that we held for investment or that we serviced for others as of September 30, 2004. For the quarter ended September 30, 2004, we had servicing revenues of $1.6 million compared to the quarter ended September 30, 2003, during which we had no servicing revenues. For the nine months ended September 30, 2004, our servicing revenues were $2.7 million while we again had no servicing revenues for the nine months ended September 30, 2003.

Allowance for Loan Losses

The allowance for loan losses (the “Allowance”) represents our assessment and estimate of the risks associated with extending mortgage credit and our evaluation of the quality of our loans held for investment. We analyze our loans held for investment to determine the adequacy of the Allowance and the appropriate provision required to maintain this reserve at a level we believe will be adequate to absorb anticipated loan losses. We began to retain certain loans during the first nine months of 2004, which we have classified as “mortgage loans held for investment” in our balance sheet as of September 30, 2004. Our evaluation of the adequacy of the Allowance is based on an assessment of the risks within the portfolio of mortgage loans held for investment. In assessing the adequacy of the Allowance, we review the size, quality and risk of the mortgage loans held for investment. We also consider factors, including the historical loan loss experience of similar types of loans, our loan loss experience, the amount of past due and nonperforming loans, specific known risks, the value of the collateral securing the loans, current and anticipated economic and interest rate conditions and other factors that affect the Allowance. Evaluation of these factors involves subjective estimates and judgments that are inherently uncertain and may change. A rapidly rising interest rate environment could have a material adverse affect on certain borrowers’ ability to repay their loans, especially in the case of adjustable-rate loans. Changes in economic conditions and interest rates could materially affect our evaluation of the Allowance and require additional provision to be made for loan losses.

Based on this analysis, we determined that the Allowance should be $1.7 million with respect to the $2.0 billion of mortgage loans held for investment as of September 30, 2004. The Allowance at September 30, 2004 was 8.2 basis points of our total mortgage loans held for investment. Since the Company’s analysis of the uncertainties involved in applying its Allowance policy is at an early stage as a result of our recent change in strategy, our actual loss experience may be substantially different than our Allowance. If our actual losses are greater, our profitability will be reduced and our liquidity will be adversely affected by our obligation to repurchase such loans from our aggregation facility lenders, which could have an adverse effect on us.

Our provision for loan losses during the three months ended September 30, 2004 was $1.1 million and was $1.7 million for the nine-month period ended September 30, 2004.

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

At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Generally, when a loan is placed on nonaccrual status, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Thereafter, any interest income on a nonaccrual loan is recognized only on a cash basis. Cash receipts for accruing nonperforming loans are applied to principal and/or interest under the contractual terms of the loan agreement. A mortgage loan held for investment is recommended for charge-off against the Allowance when we believe the collection of the principal of the loan is doubtful. Such recommendations to charge off principal are made monthly to our Credit Committee for approval. While it is our policy to charge off a particular loan in the period when a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Therefore, our judgment as to the adequacy of the Allowance is necessarily approximate and imprecise.

Revenues and Expenses

The Company’s revenue historically has consisted primarily of:

•	gain on sale of mortgage loans, which is the difference between the price we receive on loan sale and the carrying cost of the loan, which is at the lower of cost or fair value. The cost of a loan includes the principal balance plus deferred direct loan costs, including sales associate commissions, appraisal fees and loan processing expense, less deferred loan origination and underwriting fees;

•	net interest income, which is the difference between the interest income generated on mortgage loans held for sale and the interest expense related to financing those loans through our warehouse lines of credit facilities and repurchase facilities; and

•	other revenue from our servicing activities, and our title and mortgage insurance ventures.

The Company’s expenses historically have consisted primarily of:

•	salaries, benefits and associated payroll costs;

•	marketing, promotion and advertising costs;

•	occupancy and equipment costs;

•	depreciation and amortization expense;

•	interest expense on debt other than debt used to finance mortgage loans; and

•	other operating costs, which include outsourcing costs incurred for mortgage loan post-closing services, professional services and general and administrative functions.

Our strategy, combined with our REIT election, has resulted in significant changes to certain of our accounting policies and to our financial statements as compared to our historical accounting policies and financial statements. Because of these changes, our historical financial results are not necessarily indicative of our future performance.

Our Title and Mortgage Insurance Ventures

HomeBanc Title Partners, LLC is 85% owned by us and is 15% owned by Security First Title Affiliates, Inc., an unaffiliated title insurance agency. HomeBanc Title Partners provides title insurance agency services to customers of HBMC.

We also own contractual interests in segregated accounts of two captive private mortgage reinsurance companies controlled and managed by unaffiliated insurance companies, to which we have contributed $0.7 million of capital as of September 30, 2004. These arrangements provide us with income based upon the amount of capital required to support these policies and the claims experience of the private mortgage insurance sold by these entities to customers of HBMC, and in which we bear the second 5% of losses in an amount up to our capital contributions. We began our participation in these ventures in 2003. We consolidate our interests in the two captive private mortgage reinsurance companies consistent with FASB Interpretation (“FIN”) No. 46 (R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.

The revenues for our title and mortgage insurance ventures were $1.1 million and $0.5 million, respectively, for the nine-month period ended September 30, 2004, compared to $0.4 million and $0, respectively, for the same period in 2003.

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

HBMC has incurred pre-tax losses of $28.2 million for the nine months ended September 30, 2004. During this period, we recorded deferred tax assets of $11.0 million related to these net operating losses and $0.5 million in other timing differences. The Company presently believes that it has the ability to generate taxable income in the future at its taxable subsidiaries sufficient to realize the benefit of these deferred tax assets.

We intend to qualify, and will elect to be taxed, as a REIT for federal income tax purposes beginning with the tax year ending December 31, 2004. HBMC will continue to be our primary mortgage origination subsidiary, and HBMC has made an election to be treated as a taxable REIT subsidiary (“TRS”). In order to meet certain of the requirements for us to qualify as a REIT, we presently intend that HBMC will continue to conduct all of our origination activities. We expect that HBMC will sell all loans that it originates, either to HomeBanc Corp. or in the secondary market. Loans held for investment by us will be accounted for at amortized cost for financial accounting purposes. Interest income generated from our retained loan portfolio will be recognized as income. We expect that we will service the loans held by us and will use HBMC as a subservicer of our loans.

As a result of HomeBanc Corp.’s intention to be taxed as a REIT, it does not pay any taxes as long as it continues to meet the criteria to be a REIT. HBMC, as a separate tax filer and TRS of HomeBanc Corp., must record tax expense or benefit based on its stand-alone earnings or losses. As noted above, from time-to-time, HBMC sells and transfers mortgage loans to the portfolio of loans held by HomeBanc Corp. for investment. For purposes of accounting principles generally accepted in the United States of America (“GAAP”), no gain on sale is recognized on mortgage loans sold and transferred to HomeBanc Corp.’s investment portfolio. However, for tax purposes, mortgage loans sold and transferred to HomeBanc Corp.’s portfolio are transferred at fair value, based on a transfer pricing study, resulting in a taxable gain on sale at HBMC. During 2003, all of the loans originated by HBMC were sold to unrelated parties, and the resulting gain on sale was recognized, both for tax and GAAP purposes. Since these transactions occurred outside of the REIT structure, they were taxed in accordance with applicable federal and state rates.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in the consolidated financial statements of the Company. These financial statements have been prepared in conformity with GAAP, many of which require the use of estimates, judgments and assumptions that affect reported amounts. Changes in the estimates and assumptions could have a material effect on these financial statements. Our accounting policies that we believe are the most critical to an understanding of our financial results and condition and require complex management judgment have been described below.

Basis of Financial Statement Presentation and Principles of Consolidation. Our consolidated financial statements include the accounts of HomeBanc Corp. and the accounts of our subsidiaries, including HBMC, Abetterwayhome Corp., HomeBanc Funding Corp., HomeBanc Funding Corp. II, HMB Acceptance Corp., Abetterwayhome Finance, LLC, Abetterwayhome Finance, LLC II, HomeBanc Title Partners, LLC, HomeBanc Mortgage Trust 2004-1 and HomeBanc Mortgage Trust 2004-2. These subsidiaries are consolidated in our financial statements because we either wholly own or control each entity. The financial statements of all of our TRS are consolidated with HomeBanc Corp. for financial reporting purposes but not for tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation for financial reporting purposes. As required by FIN No. 46 (R), our consolidated financial statements also include the assets, liabilities and activities of our mortgage reinsurance captive subsidiaries managed and controlled by unaffiliated insurance companies, as VIEs for which we are deemed to be the primary beneficiary.

Mortgage Loans Held for Sale. Mortgage loans held for sale represent mortgage loans originated and held pending sale to investors. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Non-refundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Cost of Leases, the cost of mortgage loans held for sale includes the principal balance of the loans and any related deferred origination fees and costs. Mortgage loans held for sale are carried at the lower of cost or fair value. Fair value is determined by examining outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis. Any aggregate net unrealized losses are recognized through a valuation allowance established by charges to current operations. Gains or losses on sales are recognized at the settlement date and are based upon the difference between the sales proceeds and the carrying value of the loan sold.

Mortgage Loans Held for Investment. We retain in our portfolio substantially all of the adjustable-rate mortgage loans that we originate and that meet our investment criteria and portfolio requirements.

Mortgage loans held for investment are recorded net of deferred loan origination fees and associated direct costs and stated at amortized cost. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held for investment are deferred and amortized over the life of the loan as an adjustment to yield using the level yield method.

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

Allowance for Loan Losses. We began to maintain an Allowance on loans held for investment as we first accumulated mortgage loans for investment in the first quarter of 2004. We cease accruing interest on mortgage loans at the time the mortgage loan is 90 days past due, unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual status or charged off will continue to be reversed against interest income in the current period. The interest on these loans is recognized as cash is received, until the loan qualifies for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Our historical operations have had an insignificant amount of loan losses due to default or non-performance on the loans, primarily because mortgage loans were sold soon after being originated. As we grow our portfolio of loans held for investment, we will record additional Allowance. The Allowance is based upon management’s estimates and judgments of various factors affecting the risk of loss in our mortgage loan portfolio, including mortgage loan type, current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, private mortgage insurance, among other factors. The Allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off. Determining the Allowance is subjective in nature due to the estimates and judgments required and the potential for changes due to changing economic and market conditions, interest rates and consumer behaviors.

Investment Securities. We may hold securities in our investment portfolio that meet our portfolio and investment guidelines. Investment securities may be classified as held to maturity, trading or available for sale in accordance with management’s intent regarding the securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, securities are classified as:

•	Held to maturity if management has the positive intent and ability to hold them to maturity. These securities will be carried at cost, adjusted for the amortization of premium and accretion of discount.

•	Trading if the securities are principally held for the purpose of selling them in the near term. These securities will be carried at fair value, with unrealized gains and losses included in earnings.

•	Available for sale if the securities are not classified as held to maturity or trading. These securities will be carried at fair value, with net unrealized gains and losses reported as a component of accumulated other comprehensive income.

Fair value will be based primarily upon third party quotations, which are subject to significant variability based on market conditions, including interest rates and spreads. Changes in market conditions could result in a significant increase or decrease in value of our investments.

We will also assess whether unrealized losses on investment securities, if any, reflect a decline in value which is other than temporary, and, in such cases, we will write the impaired security down to its fair value through earnings. Significant judgment is required in this analysis. Realized gains and losses attributable to each security sold will be included in other income using the specific identification method.

Interest income on investment securities will be recognized using the assumed effective yield based upon a number of assumptions that are subject to uncertainties and contingencies. These assumptions include the expected maturity date of the security and the rate and timing of principal and interest receipts, which may be subject to prepayments, redemptions, calls, delinquencies and defaults. Premiums and discounts associated with the purchase of the investment securities will be amortized/accreted into interest income over the estimated lives of the securities using the interest method. These uncertainties and contingencies are difficult to predict and are subject to future events and economic and market conditions, which may alter the assumptions.

Accounting for Transfers and Servicing of Financial Assets. We periodically securitize mortgage loans by transferring mortgage loans that we retain to securitization vehicles, which issue securities to investors. The securities are collateralized by mortgage loans primarily originated by us. We generally retain interests, including subordinated tranches, in all or some of these securities. Certain of the securitization agreements may require us to repurchase loans that are found to have legal deficiencies subsequent to the date of transfer. We service loans, through HBMC, originated by HBMC and securitized by HomeBanc Corp. through statutory trusts.

We also sell mortgage loans on either a servicing-retained or servicing-released basis. Loans sold servicing-retained result in mortgage servicing rights (“MSRs”). In connection with the sale of mortgage loans, a portion of the cost of originating each loan is allocated to the MSRs based on their relative fair values. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

We evaluate MSRs for impairment based upon their fair value as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

We account for these transfers of financial assets, whether in the form of a securitization transaction or a sale transaction, as sales for financial reporting purposes when we surrender control over the assets. We have surrendered control over the transferred assets when: the assets have been isolated from us; we give the transferee the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets; and we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. We treat transfers of financial assets not meeting the sale criteria as secured borrowings. Tax treatment for transfers of financial assets is based on the facts and circumstances of each transaction but does not necessarily match the treatment applied for financial reporting purposes.

We generally intend to structure our securitizations as secured borrowings for financial statement purposes and for federal income tax purposes to maintain our REIT status. Our strategy of retaining on our balance sheet certain mortgage loans held for investment and including them in our securitization pools reduces the number of loans we sell.

Accounting for Stock-based Compensation. We account for stock-based compensation based upon a fair value method as required by SFAS No. 123, Accounting for Stock-based Compensation. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options and stock appreciation rights (“SAR”), fair value is determined using an option-pricing model that takes into account certain assumptions, including the stock price at the grant date, the exercise price, the expected life of the grant, the volatility of the underlying stock, the expected dividends on the stock and the risk-free interest rate over the expected life of the option. The fair value of an option or a SAR estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, the life of the grant, dividends on the stock or the risk-free interest rate.

Reserves for Contingencies. We maintain a reserve for losses that may arise in connection with the representations and warranties we provide to the buyers of our mortgage loans regarding, among other things, compliance with laws and regulations, loan conformity with the ultimate purchasers’ underwriting standards and the accuracy of information. In the event of a breach of these representations or warranties or in the event of an early payment default, we may be required to repurchase the loans and/or indemnify the purchaser for damages caused by that breach. Such reserves are estimated based on historical losses adjusted for current trends and information. As we retain more of our mortgage loan production, we will need to establish and administer reserves for loan losses based on our loss experience and judgments as to the performance of, and risks in, our mortgage loan portfolio, including loans securing our securitizations. The reserve was $4.5 million as of September 30, 2004.

Derivative Financial Instruments. We regularly use derivative financial instruments as part of our risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, derivative instruments are carried at fair value on the balance sheet. The valuation of derivative financial instruments is considered critical because many are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, we must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates.

We have discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the Company’s disclosure relating to them in this Management’s Discussion and Analysis.

Results of Operations

The following should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto. Results for the periods presented may not be indicative of future results due to factors including our reorganization on July 12, 2004 and the recapitalization of our business effective upon completion of our initial public offering on July 19, 2004.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Overview

Our third quarter 2004 results of operations have been significantly affected by our decision to change our business model from selling substantially all of the mortgage loans that we originate to instead retaining for investment a majority of the adjustable-rate loans that we originate.

Industry data obtained from the October 19, 2004 Mortgage Bankers Association (“MBA”) Long-term Mortgage Finance Forecast shows a drop of 40% in total mortgage originations in the third quarter 2004 when compared to the same period in 2003. Our total loan volume in the third quarter 2004, when compared to the same period in 2003 was down 14%, which compares favorably to the MBA forecast cited above. We originated $1.4 billion of total loans in the third quarter of 2004, including approximately $1.2 billion in purchase money originations and $0.2 billion in refinancing originations, compared to $1.6 billion of total loans, including $1.1 billion and $0.5 billion, respectively, of purchase money and refinancing originations in the third quarter of 2003. Purchase money originations, which represented 85% of our total originations for the third quarter of 2004, increased 6% compared to the same period in 2003. Refinancing originations, which represented 15% of our total originations during the third quarter of 2004, have declined 58% when compared to the same period in 2003. We originated approximately $1.2 billion of adjustable-rate mortgage loans and $0.2 billion of fixed-rate mortgage loans, compared to $0.9 billion and $0.7 billion, respectively, of such loans in the third quarter of 2003. In the third quarter of 2004, 82% of the total mortgage loan originations were adjustable-rate loans. The reduction in our loan originations was a result of a significant decline in the refinance market due to rising interest rates, lower average volume production per loan officer, higher than expected turnover of our loan officers and the impact of four hurricanes in Florida. During the third quarter of 2004, our customer surveys indicate that our customer satisfaction levels have improved.

The net loss of $19.8 million for the three months ended September 30, 2004 compares to net income of $3.8 million for the same period in 2003. As a direct result of our change in strategy to aggregating some loans rather than selling all loans, no gain on sale has been recognized on any loans classified as loans held for investment during the period. At the end of the period, we were holding $2.0 billion of loans for investment. The results for the period included approximately $3.8 million of net interest income on mortgage loans held for investment and for sale. We made a provision to the contingent loss reserve for loans sold to third parties $1.7 million greater than the comparable period in 2003. In addition, we continued our policy of making provisions to the Allowance. During the three months ended September 30, 2004, we increased the Allowance by $1.1 million. We had continuing expansion of our strategic marketing alliances with realtors and homebuilders, which added approximately $1.9 million of additional expenses in the third quarter of 2004 when compared to the same period last year. We also incurred $1.4 million in additional expenses associated with becoming a public company.

Net Loss

Our net loss for the three months ended September 30, 2004 was $19.8 million, compared to net income of $3.8 million for the same period last year. During the third quarter of 2004, we continued our strategy of aggregating adjustable-rate loans rather than selling them. As a result, our loan sales based on volume originated were 67% lower for the three-month period ending September 30, 2004, compared to the same period last year. Loans sold were $0.6 billion for the period ended September 30, 2004, versus $1.8 billion during the same period last year. The results for the period included approximately $5.3 million of net interest income on mortgage loans held for investment. Because of the lower loan sales, revenues decreased 63% for the third quarter, while expenses increased 33% as compared to the same period of 2003. Included in these expenses are $1.4 million in additional expenses associated with becoming a public company. The increase in expenses was due primarily to higher employee costs, additional payments to expand our strategic marketing alliances with realtors and builders, additional provision for loss reserves associated with the sale of certain of our loans to third parties, increased occupancy costs associated with our growth and costs for consulting services relative to business process improvements directly related to our transition to a public company.

For the three months ended September 30, 2004, we had REIT taxable income of $5.4 million. The following is the reconciliation of our GAAP losses to our REIT taxable income (dollars in thousands):

REIT taxable income(1)	$5,443
Taxable income of taxable REIT subsidiaries	(936)
GAAP eliminations	(24,317)

Consolidated GAAP loss	$(19,810)

(1)	REIT taxable income is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that REIT taxable income is an additional meaningful measure to evaluate the Company’s operating performance. The most comparable GAAP measure is net income (loss). REIT taxable income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc uses REIT taxable income as the basis for establishing the amount of dividends payable to holders of its common stock.

Revenues

Total revenues decreased to $11.4 million for the third quarter of 2004, compared to $30.6 million for the same period last year. This decline in revenues and the decline in our gain on sales of mortgage loans described below were primarily due to our aggregating loans for investment rather than selling these loans to third parties as we have done historically.

Net Gain on Sale of Mortgage Loans. Gain on sale of mortgage loans decreased 76% to $6.4 million for the three months ended September 30, 2004 from $26.9 million for the same period in 2003. As a direct result of our change in strategy to aggregating loans for investment rather than selling these loans, no gain on sale has been recognized on any loans classified as loans held for investment during the period. Realized gains on sale of mortgage loans were $7.6 million before provision for contingent losses, or 127 basis points (“bp”) on sales volume of $0.6 billion for the third quarter of 2004, compared to 147 bp on sales volume before provision for contingent losses of $1.8 billion for the same period last year. The lower gain on sale in basis points was due primarily to the shift in the product mix of our loans sold to a higher proportion of adjustable-rate loans in the current period, compared to predominately fixed-rate loans over the same period last year. This change is net of the provision for contingent loss reserves.

Net Interest Income. Net interest income for the three months ended September 30, 2004 increased to $3.8 million from $3.4 million for the same period last year. The net interest margin from loans held for investment and for sale has been adversely impacted by the effect of derivative financial instruments. The following table summarizes the changes in our net interest income, prior to provision for loan losses, for the three months ended September 30, 2004 and 2003:

Yields Earned on Mortgages Held for Sale or Investment and Rates on Warehouse Lines of Credit,

Repurchase Agreements, Loan Aggregation Facilities and Collateralized Debt Obligations (dollars in thousands)

	Three Months Ended September 30, 2004
	Loans Held for Investment
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage loans held for investment	$1,574,239	$14,403	0.91%	3.64%
Borrowings to finance mortgage loans	$1,359,127	8,243	0.61%	2.44%
Impact of derivative financial instruments		(864)	(0.06)%	(0.24)%

Net interest margin		$5,296	0.34%	1.36%

Net interest income as a % of interest income			36.8%

	Loans Held for Sale
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage loans held for sale	$394,077	$5,241	1.33%	5.32%
Borrowings to finance mortgage loans	$329,406	4,103	1.25%	5.00%
Impact of derivative financial instruments		(2,659)	(0.81)%	(3.24)%

Net interest margin		$(1,521)	(0.39)%	(1.56)%

Net interest income as a % of interest income			(29.0)%

	Total Mortgage Loans
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage loans	$1,968,316	$19,644	1.00%	4.00%
Borrowings to finance mortgage loans	$1,688,533	12,346	0.73%	2.92%
Impact of derivative financial instruments		(3,523)	(0.21)%	(0.84)%

Net interest margin		$3,775	0.19%	0.76%

Net interest income as a % of interest income			19.2%

	Three Months Ended September 30, 2003
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage loans	$668,732	$8,125	1.21%	4.84%
Borrowings to finance mortgage loans	$495,594	4,690	0.95%	3.80%

Net interest margin		$3,435	0.51%	2.04%

Net interest income as a % of interest income			42.3%

As discussed above, as a result of the change in our business strategy, our GAAP results of operations, including our net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. For the three months ended September 30, 2004, our REIT taxable net interest income was $6.4 million. The following table gives a reconciliation of our consolidated GAAP net interest income to our REIT taxable net interest income (dollars in thousands):

Loans held for investment net interest income	$5,296
Intercompany interest between REIT and TRS	1,063

REIT taxable net interest income(1)	6,359
Intercompany interest between REIT and TRS	(1,063)
Loans held for sale net interest income	(1,521)

Consolidated GAAP net interest income	$3,775

(1)	REIT taxable net interest income is a non-GAAP financial measure. Management believes that REIT taxable net interest income is an additional meaningful measure to evaluate the Company’s operating performance. The most comparable GAAP measure is net interest income. REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. REIT taxable net interest income represents the largest revenue component to REIT taxable income, which HomeBanc uses as the basis for establishing the amount of dividends payable to holders of its common stock.

Expenses

Total operating expenses for the three months ended September 30, 2004 increased 33% to $31.6 million from $23.8 million for the same period in 2003. Included in this increase in expenses for the period are $1.9 million due to additional costs associated with the continuing expansion of our strategic marketing alliances, which we consider to be an integral part of our long-term growth strategy, and $1.4 million in additional non-recurring expenses associated with becoming a public company. Of the remaining increase, $3.8 million of expenses related to salaries and associate benefits, of which $0.9 million relates to stock-based compensation expense recorded in accordance with SFAS No.123, and $0.8 million in increased occupancy and equipment costs.

Salaries and Associate Benefits, Net. Salaries and associate benefits for the three months ended September 30, 2004 increased 36% to $14.2 million from $10.4 million for the same period in 2003. Total associates, including commissioned sales associates, at September 30, 2004 increased 6% to 1,270 from 1,203 at September 30, 2003. Salaries and benefits for associates grew during the three-month period ended September 30, 2004 by $1.8 million due primarily to annual merit increases and additional associates needed for our existing business structure to support our growth, the five new stores opened during previous periods and becoming a public company. Expenses of $0.9 million relating to stock-based compensation, including stock appreciation rights and restricted stock units, were recorded in the three-month period ended September 30, 2004. Of this amount, $0.4 million is related to a non-recurring cost of the accelerated vesting of HMBC stock units issued prior to our becoming a public company. Severance costs of $0.5 million relating to a former executive were also recorded during the three-month period ended

September 30, 2004. Expenses associated with medical insurance benefits that we offer to our associates grew $0.3 million for the three-month period ended September 30, 2004, as compared to the same period during 2003, due to growth in the number of plan participants and increasing medical costs. Commissions paid to sales associates are included in the cost of mortgage loans originated by them and included in the gain on sale calculation for these mortgage loans.

Marketing and Promotions. Marketing and promotions expense for the three months ended September 30, 2004 increased 41% to $6.3 million from $4.4 million for the same period of the previous year. This increase was the result of the continued expansion of our strategic marketing alliances with realtors and homebuilders. Our contractual marketing payments to the realtors and builders with whom we have strategic marketing alliances increased to $4.3 million for the three-month period ended September 30, 2004 from $2.4 million in the same period last year. Although these alliances require equal payment amounts over a period of time up to three years, we expect that a significant portion of the benefit, higher mortgage loan origination volume, will occur during the latter part of the alliance arrangements. These strategic marketing alliances accounted for 30% and 35% of our purchase and total mortgage loan production volume, respectively, for the three months ended September 30, 2004. We added a net of five new alliances in the three months ended September 30, 2004. As of September 30, 2004, we had 140 strategic marketing alliances.

Occupancy and Equipment Expense. Occupancy and equipment expense for the three months ended September 30, 2004 increased 24% to $4.0 million from $3.2 million for the same period of the previous year. The increase in occupancy expenses was due to $0.4 million of higher equipment and rental expenses. We had 19 store locations at September 30, 2004, compared to 16 on September 30, 2003. These three additional store locations resulted in $0.2 million of additional expense for the quarter.

Other Operating Expense. Other operating expenses for the three months ended September 30, 2004 increased 34% to $5.3 million from $4.0 million for the same period in 2003. The increase in other operating expenses was due to costs, which management currently does not expect to recur, of $0.9 million for consulting services relative to business strategy and process improvements directly related to our transition to a public company, $0.3 million due to an increase in software licensing and maintenance fees, and $0.2 million in additional costs related to the expansion of our loan outsourcing arrangements for post closing services.

Income Tax. Income tax benefit for the three months ended September 30, 2004 was $0.4 million, compared to an income tax expense of $3.0 million for the same period in the prior year, reflecting effective tax rates of (1.8)% and 44.2%, respectively. The change in the effective rate is due to the change in HomeBanc Corp.’s tax filing status for 2004 and the results of HBMC during the quarter. As a result of HomeBanc Corp.’s intention to be taxed as a REIT, it does not pay any taxes as long as it continues to meet the criteria to be a REIT. HBMC, as a separate tax filer and a TRS of HomeBanc Corp., must record tax expense or benefit based on its stand-alone earnings or losses. During the third quarter of 2004, $2.0 billion of mortgage loans were sold by HBMC and transferred to the portfolio of loans held by HomeBanc Corp. for investment, of which $1.0 billion were loans accumulated by HBMC prior to the initial public offering and the implementation of the REIT structure. For GAAP purposes, no gain on sale is recognized on mortgage loans sold and transferred to HomeBanc Corp.’s investment portfolio. However, for tax purposes, mortgage loans sold and transferred to HomeBanc Corp.’s portfolio are transferred at fair value, based on a transfer pricing study, resulting in a taxable gain on sale at HBMC. Accordingly, for tax purposes, HBMC incurred only a $0.9 million pre-tax loss and recorded $0.4 million in benefit related to this loss. During 2003, all of the loans originated by HBMC were sold to unrelated parties, and the resulting gain on sale was recognized, both for tax and GAAP purposes. Since these transactions occurred outside of the REIT structure, they were taxed in accordance with applicable federal and state rates.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Overview

Our results of operations for the first nine months of 2004 were significantly affected by (1) our decision to change our business model from one of selling substantially all of the mortgage loans that we originate to one of retaining for investment a majority of the adjustable-rate mortgage loans that we originate, (2) our reorganization and conversion to a REIT and (3) the public offering of our common stock.

Industry data obtained from the October 19, 2004 MBA Long-term Mortgage Finance Forecast shows a drop of 26% in total mortgage originations in the nine-month period ended September 30, 2004 when compared to the same period in 2003. Our total loan volume for the nine-month period ended September 30, 2004 was down 8% when compared to the same period in 2003, which compares favorably to the MBA forecast cited above. We originated $4.3 billion of mortgage loans during the first nine months of 2004, including approximately $3.4 billion in purchase money originations and $0.9 billion in refinancing originations, as compared to total loan originations of $4.7 billion, including $3.0 billion and $1.7 billion, respectively, of purchase money and refinancing originations during the first nine months of 2003. Purchase money originations, which represented 79% of our total originations for the nine-month period ended September 30, 2004, increased 15% compared to the same period in 2003. Refinancing originations, which represented 21% of our total originations during the nine-month period ended September 30, 2004, have declined to $0.9 million, or by 49%, when compared to the same period in 2003. During the nine-month period ended September 30, 2004, we originated approximately $3.4 billion of adjustable-rate mortgage loans and $0.9 billion of fixed-rate mortgage loans compared to $2.4 billion and $2.3 billion, respectively, of such loans in the first nine months of 2003. In the first nine months of 2004, 79% of the total mortgage loan originations were adjustable-rate loans. The reduction in total loan originations is the result of a significant decline in the refinance market due to rising interest rates, lower average volume production per loan officer and higher than expected turnover of our loan officers. During the nine month period ended September 30, 2004, our customer surveys indicate that our customer satisfaction levels have improved.

The net loss of $36.2 million for the nine months ended September 30, 2004 compares to net income of $9.0 million for the same period in 2003. Our pre-tax income was unfavorably impacted in the first nine months of 2004 due in part to our decision to retain, rather than sell, a majority of the adjustable-rate mortgage loans that we originate. At the end of the period, we were holding $2.0 billion of loans for investment. The results for the period included approximately $8.5 million of net interest income on mortgage loans held for investment and for sale. Other unfavorable impacts included (1) the $5.5 million of non-cash charges related to the relocation of our corporate headquarters, (2) our continued expansion of our strategic marketing alliances with realtors and home builders, which added approximately $5.1 million of additional expenses in the first nine months of 2004, as compared to the same period last year, (3) approximately $3.9 million in additional expenses that we incurred in connection with our becoming a public company, and (4) our making a provision for the contingent loss reserve of $3.7 million and the loan loss provision of $1.7 million.

Net Loss

Our net loss for the nine months ended September 30, 2004 was $36.2 million, compared to net income of $9.0 million for the same period last year. During the first nine months of 2004, we began aggregating a majority of the adjustable-rate loans that we originate, rather than selling them as we traditionally have done. Our loan sales based on volume originated were 51% lower for nine months ended September 30, 2004 than in the same period last year. The loans sold were $2.2 billion for the period versus $4.5 billion for the same period last year. Because of our aggregating these loans, we had at the end of the period approximately $2.0 billion of loans held for investment. As a result of the lower loan sales during the first nine months of 2004, revenues decreased 44% for the period while expenses increased 44%, in each case, compared to the same period during 2003. These amounts include $3.9 million in costs related to becoming a public company. This increase in expenses was due primarily to higher associate salaries and benefits, a one-time non-cash charge of $5.5 million related to the relocation of our corporate headquarters, additional payments to expand our strategic marketing alliances with realtors, an increased provision for loss reserves associated with the sale of certain of our loans to third parties, an additional provision to the Allowance, increased occupancy costs associated with our growth and costs for consulting services relative to business process improvements directly related to our transition to a public company.

For the nine months ended September 30, 2004, we had REIT taxable income of $5.4 million. The following is the reconciliation of our GAAP losses to our REIT taxable income (dollars in thousands):

REIT taxable income (1)	$5,443
Taxable income of taxable REIT subsidiaries	(27,866)
GAAP eliminations	(13,807)

Consolidated GAAP loss	$(36,230)

(1)	REIT taxable income is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that REIT taxable income is an additional meaningful measure to evaluate the Company’s operating performance. The most comparable GAAP measure is net income (loss). REIT taxable income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc uses REIT taxable income as the basis for establishing the amount of dividends payable to holders of its common stock.

Revenues

Total revenues decreased 44% to $44.7 million for the nine months ended September 30, 2004, as compared to total revenues of $79.4 million for the same period last year. The decline in revenues and the decline in our gain on sales of mortgage loans described below were primarily due to our aggregating rather than selling a majority of the adjustable-rate mortgage loans that we originate in anticipation of HomeBanc Corp. electing to be treated as a REIT for federal income tax purposes.

Net Gain on Sale of Mortgage Loans. Gain on sale of mortgage loans decreased 52% to $33.8 million for the nine months ended September 30, 2004 from $71.2 million for the same period in 2003. As a direct result of our change in strategy to aggregating loans rather than selling these loans, no gain on sale has been recognized on any loans classified as loans held for investment during the period. Gain on sale of mortgage loans was 157 bp on sales volume of $2.2 billion for the nine-month period ended September 30, 2004 compared to 158 bp on sales volume of $4.5 billion for the same period last year. These gains are net of the provision for contingent loss reserves.

Net Interest Income. Net interest income for the nine months ended September 30, 2004 increased 9% to $8.5 million from $7.8 million for the same period last year. The increase was due primarily to our decision to aggregate rather than sell a majority of the adjustable-rate mortgage loans that we originated. These mortgage loans held for investment and for sale generated approximately $8.5 million in net interest income. The net interest margin from loans held for investment and for sale has been adversely impacted by increased interest expense resulting from the impact of derivative financial instruments. The increase in interest income from loans held for investment was partially offset by lower interest spreads related to our higher levels of adjustable-rate mortgage loans that we originated.

The following table summarizes the changes in our net interest income, prior to provision for loan losses, for the nine months ended September 30, 2004 and 2003:

Yields Earned on Mortgages Held for Sale or Investment and Rates on Warehouse Lines of Credit,

Repurchase Agreements, Loan Aggregation Facilities and Collateralized Debt Obligations (dollars in thousands)

	Nine Months Ended September 30, 2004
	Loans Held for Investment
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage loans held for investment	$1,151,733	$20,255	1.76%	3.52%
Borrowings to finance mortgage loans	$910,858	12,448	1.37%	2.74%
Impact of derivative financial instruments		(864)	(0.09)%	(0.18)%

Net interest margin		$6,943	0.60%	1.20%

Net interest income as a % of interest income			34.3%

	Loans Held for Sale
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage loans held for sale	$459,362	$16,315	3.55%	4.73%
Borrowings to finance mortgage loans	$382,128	12,727	3.33%	4.44%
Impact of derivative financial instruments		(2,030)	(0.53)%	(0.71)%

Net interest margin		$1,558	0.34%	0.45%

Net interest income as a % of interest income			9.5%

	Total Mortgage Loans
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage loans	$1,611,095	$36,570	2.27%	3.03%
Borrowings to finance mortgage loans	$1,292,985	25,175	1.95%	2.60%
Impact of derivative financial instruments		(2,894)	(0.22)%	(0.29)%

Net interest margin		$8,501	0.53%	0.71%

Net interest income as a % of interest income			23.2%

	Nine Months Ended September 30, 2003
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage loans	$585,189	$20,697	3.54%	4.72%
Borrowings to finance mortgage loans	$492,063	12,886	2.62%	3.49%

Net interest margin		$7,811	1.33%	1.77%

Net interest income as a % of interest income			37.7%

As discussed above, as a result of the change in our business strategy, our GAAP results of operations, including our net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. For the nine months ended September 30, 2004, our REIT taxable net interest income was $8.0 million. The following table gives a reconciliation of our consolidated GAAP net interest income to our REIT taxable net interest income (dollars in thousands):

Loans held for investment net interest income	$6,943
Intercompany interest between REIT and TRS	1,063

REIT taxable net interest income (1)	8,006
Intercompany interest between REIT and TRS	(1,063)
Loans held for sale net interest income	1,558

Consolidated GAAP net interest income	$8,501

(1)	REIT taxable net interest income is a non-GAAP financial measure. Management believes that REIT taxable net interest income is an additional meaningful measure to evaluate the Company’s operating performance. The most comparable GAAP measure is net interest income. REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. REIT taxable net interest income represents the largest revenue component to REIT taxable income, which HomeBanc uses as the basis for establishing the amount of dividends payable to holders of its common stock.

Expenses

Total operating expenses for the nine months ended September 30, 2004 increased 44% to $92.4 million from $64.0 million for the same period in 2003. Included in this increase in expenses for the period are $11.1 million related to salaries and employee benefits, $8.0 million in increased occupancy and equipment costs, $5.1 million due to additional costs associated with the continuing expansion of our strategic marketing alliances and $3.9 million in additional expenses associated with becoming a public company.

Salaries and Associate Benefits. Salaries and associate benefits for the nine months ended September 30, 2004 increased 38% to $40.0 million from $28.9 million for the same period in 2003. Included in this $11.1 million increase are the costs relating to the retention bonus of $1.2 million to our executives during the second quarter of 2004. Total associates, including commissioned sales associates, at September 30, 2004 increased 6% to 1,270 from 1,203 at September 30, 2003. Salaries and benefits for associates grew during the period by $4.1 million due in large part to our hiring of additional associates and by $1.4 million associated with operating additional stores. Expenses associated with medical insurance benefits we offer to our associates grew $1.3 million for the period due to growth in the number of plan participants and increasing medical costs. Expenses of $0.9 million relating to stock-based compensation, including stock appreciation rights and restricted stock units, were recorded in the nine-month period ended September 30, 2004. Of this amount, $0.4 million is related to a non-recurring cost of the accelerated vesting of HMBC stock units issued prior to our becoming a public company. Severance costs of $0.7 million relating to former executives of the company were recorded during the nine-month period ended September 30, 2004. Commissions paid to sales associates are included in the cost of mortgage loans originated by them and included in the gain on sale calculation for these mortgage loans.

Marketing and Promotions. Marketing and promotions expense for the nine months ended September 30, 2004 increased 44% to $17.1 million from $11.8 million for the same period of the previous year. This increase was primarily the result of the continued expansion of our strategic marketing alliances with realtors and homebuilders. During the first nine months of 2004, our contractual marketing payments to the realtors and builders with whom we have strategic marketing alliances increased to $11.5 million from $6.4 million for the same period last year. Although these alliances require equal payment amounts over a period of time up to three years, we expect that a significant portion of the benefit, higher mortgage loan origination volume, will occur during the latter part of the alliance arrangements. These strategic marketing alliances accounted for 34% and 27% of our purchase and total mortgage loan production volume, respectively, for the nine months ended September 30, 2004. We added a net of 45 new alliances in the nine months ended September 30, 2004. As of September 30, 2004, we had 140 strategic marketing alliances.

Occupancy and Equipment Expense. Occupancy and equipment expense for the nine months ended September 30, 2004 increased 89% to $16.9 million from $8.9 million for the same period of the previous year. The $8.0 million increase in occupancy expenses was due primarily to a one-time non-cash charge of approximately $5.5 million related to the relocation of our corporate headquarters. The increase in occupancy expenses was also due to $1.2 million of higher rental and equipment expenses. We had a total of 19 loan origination offices at September 30, 2004, compared to 16 such offices at September 30, 2003. These additional store locations resulted in $0.5 million of additional expenses for the period.

Other Operating Expense. Other operating expenses for the nine months ended September 30, 2004 increased 34% to $13.1 million from $9.8 million for the same period in 2003. This $3.3 million increase in other operating expenses was due, in part, to cost which management currently does not expect to recur, of $2.0 million for consulting services related to business strategy and process improvements directly related to our transition to a public company and $1.2 million in additional costs related to the expansion of our loan outsourcing arrangements for post-closing services.

Income Tax. Income tax benefit for the three months ended September 30, 2004 was $11.5 million, compared to an income tax expense of $6.4 million for the same period in the prior year, reflecting effective tax rates of (24.1)% and 41.4%, respectively. The change in the effective rate is due to the change in HomeBanc Corp.’s tax filing status for 2004 and the results of HBMC during the quarter. As a result of HomeBanc Corp.’s intention to be taxed as a REIT, it does not pay any taxes as long as it continues to meet the criteria to be a REIT. HBMC, as a separate tax filer and a TRS of HomeBanc Corp., must record tax expense or benefit based on its stand-alone earnings or losses. During the third quarter of 2004, $2.0 billion of mortgage loans were sold by HBMC and transferred to the portfolio of loans held by HomeBanc Corp. for investment, of which $1.0 billion were loans accumulated by HBMC prior to the initial public offering and the implementation of the REIT structure. For GAAP purposes, no gain on sale is recognized on mortgage loans sold and transferred to HomeBanc Corp.’s investment portfolio. However, for tax purposes, mortgage loans sold and transferred to HomeBanc Corp.’s portfolio are transferred at fair value, based on a transfer pricing study, resulting in a taxable gain on sale at HBMC. Accordingly, for tax purposes, HBMC incurred a $27.9 million pre-tax loss and recorded $11.5 million in benefit related to this loss. During 2003, all of the loans originated by HBMC were sold to unrelated parties, and the resulting gain on sale was recognized, both for tax and GAAP purposes. Since these transactions occurred outside of the REIT structure, they were taxed in accordance with applicable federal and state rates.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent that mortgage loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are, and will continue to be, monetary in nature. As a result, interest rates generally have a more significant effect on our performance than the effects of general levels of inflation have on industrial companies. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in corresponding decreases in interest rates. Generally, decreases in interest rates increase the fair value of fixed-rate investments and mortgage loans held for sale and investment, increase mortgage loan prepayment rates, and decrease the fair value of excess interest and mortgage servicing rights held.

In contrast to deflation, inflation results in an increase in the costs of goods and services purchased, salaries and benefits, occupancy expense and similar items. Inflation and any related increases in interest rates generally decrease the fair value of fixed-rate investments and mortgage loans held for sale and investment and may adversely affect our liquidity and earnings, as well as our shareholders’ equity. Increases in interest rates tend to slow mortgage loan prepayment rates, adversely affect mortgage loan refinancings, and to a lesser extent, slow purchase money mortgage originations, as increased rates tend to slow home sales. Increased interest rates would likely reduce our earnings from sales of fixed-rate mortgage loans in the secondary market. Except to the extent offset by changes in the rates earned on our mortgage loans, the value of, and net interest earnings on, our retained mortgage loan portfolio will be affected by changes in interest rates, credit spreads and prepayment rates on the mortgage loans.

Cyclicality and Seasonality

The mortgage banking industry is cyclical and seasonal. Mortgage loan production generally is greatest when interest rates are low, and declines as rates increase. Seasonal trends in purchase mortgage originations reflect the pattern of home sales in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. The affect of this seasonality is muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing mortgage rates and is less in the Southeast due to more temperate winter weather than in other parts of the country. In addition, mortgage delinquency rates typically rise temporarily in the winter months driven by mortgagor payment patterns. Our purchase mortgage loan origination volumes and revenues typically are lowest in the first and fourth calendar quarters, and highest in the second and third calendar quarters.

Contractual Obligations and Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend. Since many commitments to extend credit may expire without being drawn upon, total commitment amounts do not necessarily represent future cash flow requirements. Commitments to extend credit to us with committed interest rates totaled $291.3 million at September 30, 2004. The total mortgage loan pipeline totaled $1.1 billion at September 30, 2004.

We enter into residential mortgage loan sale agreements with third-party investors in the ordinary course of our business. These agreements usually require us to make certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested us to indemnify them against losses on certain loans or to repurchase loans that the investors believe do not comply with applicable representations. Upon completion of our own investigation, we generally provide indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale of the underlying mortgage loan. We estimate and provide for losses on loans expected to be repurchased or on which indemnification is expected to be provided, and we regularly evaluate the estimate based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. We repurchased $0.5 million of loans during the nine months ended September 30, 2004. We have agreed to indemnify purchasers for future losses, if incurred, on $51.8 million of loans outstanding at September 30, 2004. In addition, total loans sold of $24.6 million remained uninsured as of September 30, 2004. The volume and balance of uninsured government loans may be affected by processing or notification delays. To the extent insurance is not obtained, the loans may be subject to repurchase. We believe that we have adequately reserved for any potential losses related to repurchasing uninsured loans at September 30, 2004.

We have various financial obligations that require future cash payments. There have been no material changes regarding our contractual obligations from the information provided in our Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the “Second Quarter Report”), except as disclosed in Item 1, Financial Statements, Notes to Consolidated Financial Statements, note 8 of this Report. The contractual obligations are discussed under the caption “Contractual Obligations and Off Balance Sheet Arrangement” contained in the Second Quarter Report.

Liquidity and Capital Resources

Similar to many mortgage REITs, following the reorganization and our election to be taxed as a REIT, we expect to increase our returns by leveraging our equity through borrowings, including securitizations treated as debt for financial reporting and federal income tax purposes. We presently expect to seek a leverage ratio of 12 to 14 times the amount of our equity, although such levels will not be reached initially. We seek to match the maturities of our long-term borrowings to the maturities of our loans held for investment to reduce refinance risk and lessen the potential effects of changes in interest rates. The following discussion summarizes the financing methods that we use to take advantage of financing alternatives available to us.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay interest on and repay the principal amounts of our borrowings, fund and maintain investments, make distributions to our shareholders and pay our general business expenses. We presently believe our current cash balances, funds available under our financing arrangements (as described below) and cash flows from operations, including proceeds from sales of fixed-rate and adjustable-rate mortgage loans, will be sufficient for our liquidity requirements for the next 12 months. Our investments and assets also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings. Should our liquidity needs exceed these on-going or immediate sources of liquidity, we believe that our mortgage loan portfolio could be sold to raise additional cash, subject to limitations on such sales needed to preserve our REIT status. We do, however, expect to continue the expansion that we have undertaken and may have to seek additional sources of capital through the issuance of debt or equity and have had to amend our credit facilities to permit additional leverage as we aggregated mortgage loans in anticipation of our initial public offering. We currently have no commitments for any additional financings, and we cannot ensure that we will be able to obtain any additional financing at the times required and on terms and conditions acceptable to us, if at all. If we fail to obtain needed additional financing, our growth would be slowed or suspended.

Warehouse Facilities

HBMC uses credit facilities with third parties referred to as “warehouse lines” or “warehouse facilities.” Under its warehouse lines, HBMC borrows funds to originate new mortgage loans, and in turn, pledges the mortgage loans to the warehouse lender as collateral. HBMC has maintained a $1.0 billion syndicated warehouse facility led by JPMorgan Chase Bank, which at September 30, 2004 had $775 million committed and expires on June 7, 2005.

On each of March 8, 2004, April 30, 2004, June 7, 2004, June 23, 2004, August 4, 2004 and September 10, 2004, HBMC amended its JPMorgan Chase Bank-led warehouse facility. The March and April amendments provided HBMC the financial flexibility to enter into and perform under the two whole loan aggregation agreements between JPMorgan Chase Bank and Abetterwayhome Finance, LLC and between Bear Stearns Mortgage Capital Corporation and Abetterwayhome Finance, LLC II. The amendments provided for, among other things, a reduction in the minimum amount of adjusted tangible net worth HBMC is required to maintain, a temporary increase in the maximum ratio of total liabilities less loan funding payables to tangible net worth, a temporary increase in the interest rate, an increase in the number of days that JPMorgan Chase Bank will finance mortgage loans with minor documentation flaws and the creation of a sub-limit for loans with minor documentation flaws. The April 30, 2004 amendment also waived HBMC’s default of the minimum amount of adjusted tangible net worth covenant for the first quarter 2004.

The June amendments to the the JPMorgan Chase Bank-led warehouse facility provided that HomeBanc Corp. and HBMC would be co-borrowers, with joint and several liability for all amounts owing under this amended and restated facility, as amended. In connection with the syndication of this amended and restated facility, the Company subsequently increased the aggregate commitments related to the facility to $755 million on August 4, 2004 by adding an additional six financial institutions to the existing agreement and to $775 on September 10, 2004 by adding one additional financial institution to the existing agreement.

We have the option of selecting a fixed or floating rate of interest to be paid on advances under the amended and restated JPMorgan Chase Bank-led warehouse facility. If we choose a fixed rate, we can lock in an interest rate for up to three months, after which the rate is re-set. Both the fixed and floating interest rates are based on LIBOR plus a spread ranging from 1.025% to 1.750% per annum depending on the type of collateral or mortgage loan that supports the particular advance.

The June 7, 2004 amended and restated JPMorgan Chase Bank-led warehouse facility modifies certain terms and covenants contained in the original facility. Under the amended and restated facility as it existed on September 30, 2004 and as it currently exists, the financial covenants apply to our entire consolidated group and not just to HBMC. The amended and restated facility has required and will continue to require us to:

•	maintain a maximum ratio of total liabilities to adjusted tangible net worth of 18 to 1;

•	maintain a maximum ratio of total recourse liabilities to adjusted tangible net worth of 5 to 1;

•	maintain minimum adjusted tangible net worth of at least $180 million plus an amount equal to 85% of the net proceeds of any subsequent equity offerings by us;

•	maintain minimum adjusted tangible net worth of at least $10 million at HBMC; and

•	maintain liquidity of at least $25 million.

HBMC maintained during a portion of the second quarter of 2004 a $150 million warehouse facility with Residential Funding Corporation, which facility HBMC did not renew upon its expiration on April 30, 2004. All amounts under the facility have been repaid.

Master Repurchase Agreements

HBMC also uses repurchase agreements to finance a portion of the mortgage loans that it originates. Under these agreements, HBMC sells a mortgage loan to a counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor. HBMC maintained as of September 30, 2004 and presently maintains a $150 million master repurchase agreement with Merrill Lynch Mortgage Capital Inc. which expires on February 25, 2005.

On April 27, 2004, HBMC amended its $100 million master repurchase agreement with Credit Suisse First Boston Mortgage Capital, LLC to give HBMC the financial flexibility to enter into and perform under the whole loan aggregation facilities. The amendment also provided, among other things, for a reduction in the minimum amount of adjusted tangible net worth that HBMC is required to maintain, an increase in the maximum ratio of total liabilities less loan funding payables to tangible net worth and a waiver of the minimum net income test in order to waive the defaults related to these covenants for the first quarter of 2004. These amended covenants reverted back to their original form subsequent to our initial public offering. On June 23, 2004, HBMC further amended this agreement to change the minimum income test to permit a loss by HBMC of up to $1 million for the three-month period ended June 30, 2004. On September 30, 2004, HBMC decided to terminate the master repurchase agreement. As of September 30, 2004, the facility was paid in full. Neither we nor HBMC incurred any penalties as a result of the termination of the Repurchase Line.

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

Countrywide Early Purchase Program

We have an early purchase program agreement (“EPP”) with Countrywide Home Loans, Inc. (“Countrywide”). Under the EPP, we sell individual mortgage loans to Countrywide on a servicing-released basis, which means we sell the servicing rights along with the loans. The EPP requires us to maintain a ratio of total liabilities to tangible net worth of not greater than 25 to 1 and tangible net worth of at least $25 million. The EPP expired on October 15, 2004 and was not renewed.

Loan Aggregation Facilities

On March 2, 2004, Abetterwayhome Corp. created a Delaware limited liability company, Abetterwayhome Finance, LLC, a bankruptcy-remote, single-purpose vehicle with Abetterwayhome Corp. as its sole member. On March 8, 2004, Abetterwayhome Finance, LLC entered into a $500 million uncommitted master repurchase agreement with JPMorgan Chase Bank. On March 15, 2004, Abetterwayhome Corp. created a second Delaware limited liability company, Abetterwayhome Finance, LLC II, a bankruptcy-remote, single-purpose vehicle with Abetterwayhome Corp. as its sole member. On April 29, 2004, Abetterwayhome Finance, LLC II entered into a similar $500 million uncommitted master repurchase agreement with Bear Stearns Mortgage Capital Corporation.

Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II have used these facilities to purchase adjustable-rate mortgage loans from HBMC and to aggregate mortgage loans to be held for investment.

As of June 7, 2004, each of HomeBanc Funding Corp. and HomeBanc Funding Corp. II became a joint and several obligor with Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II, respectively, under their respective aggregation/mortgage loan repurchase agreements. Following our reorganization, HomeBanc Corp. became the guarantor of 10% of these obligations, and the similar guaranty originally in place with Holdings as guarantor was terminated. Also upon our reorganization, HomeBanc Funding Corp. and HomeBanc Funding Corp. II acquired all the mortgage loans held by Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II, respectively, and held these mortgage loans pending our periodic securitizations. The aggregation facilities were amended as of June 7, 2004 to (1) extend the maturity of the Bear Stearns facility, (2) increase the JPMorgan Chase Bank facility to $1.0 billion through the earlier of the closing of our first securitization of our mortgage loans held for investment or July 31, 2004, (3) waive a default by the limited guarantor, HBMC Holdings, as of May 31, 2004 under the leverage covenant in the JPMorgan Chase Bank facility and increase the permitted leverage ratio through July 31, 2004, and (4) amend certain terms to make the terms of these facilities more favorable for the period following the initial public offering of our common stock. With respect to the JPMorgan Chase Bank aggregation facility amendment, the $1.0 billion capacity was decreased on July 30, 2004, the date of the closing of the first securitization. In addition, the temporary increase in the permitted leverage ratio expired on July 31, 2004. Therefore, effective July 30, 2004, the JPMorgan Chase Bank master repurchase agreement related to the aggregation facility reverted to $500 million and bears an interest rate of 30-day LIBOR plus 0.6%. In addition, effective July 30, 2004, the Bear Stearns Mortgage Capital Corporation master repurchase agreement declined to $300 million and bears an interest rate of 30-day LIBOR plus 0.7%.

On October 12, 2004, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. entered into Amendment No. 4 (the “Amendment”) to our existing $500 million uncommitted master repurchase agreement dated as of March 8, 2004 with JPMorgan Chase Bank. The amendment resulted in a temporary increase in the maximum aggregate commitments under the aggregation facility from $500 million to $600 million for the period from October 12, 2004 through and including up to the earlier of November 11, 2004 or the completion of our second securitization transaction. In addition, the Amendment permanently increased the sublimit under the aggregation facility for 5/6 or 3/6 adjustable rate mortgage loans so that these loans may constitute up to 50% of the aggregate repurchases under the aggregation facility.

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

We intend to use our wholly-owned, bankruptcy-remote, single-purpose vehicles, HomeBanc Funding Corp. and HomeBanc Funding Corp. II to aggregate mortgage loans pending securitization and for HMB Acceptance Corp. to act as depositor into the securitizations of our mortgage loans. We expect to own the subordinated and equity tranches of, and receive the net interest on, any securitizations by HomeBanc Corp.

We will seek to securitize our loans in economic volumes in an effort to realize efficiencies of scale and better execution. We presently expect that we will complete securitizations periodically depending on production volumes and execution costs. However, at times where we need more liquidity, we may securitize a smaller number of loans and lose some or all of the advantages of larger loan securitizations.

We completed our first loan securitization on July 30, 2004 through an offering to the public by HomeBanc Mortgage Trust 2004-1 of approximately $965.1 million of notes backed by adjustable-rate, residential first mortgage loans. On October 29, 2004, we completed an offering to the public through HomeBanc Mortgage Trust 2004-2 of approximately $876.8 million of notes backed by adjustable-rate, residential first mortgage loans. We have accounted for both securitizations as debt financing in accordance with the provisions of SFAS No. 140.

Recent Accounting Developments

For information regarding accounting standards issued which will be adopted in future periods, refer to Note 1 to the unaudited condensed consolidated financial statements.

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

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions and securities dealers, which we believe are well capitalized with investment grade credit ratings, and with which we may have other financial relationships. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty is the difference between the value of the contract and the current market price at the time of the default. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

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

Interest Rate Risk

We have risk management practices and programs to manage the interest rate risks associated with our mortgage origination and financing activities. We enter into derivative transactions solely for risk management purposes. The decision of whether or not to mitigate interest rate risks, or a portion thereof is determined by senior management and is based on the risks involved and other factors, including the financial impact on income, asset valuation and compliance with REIT income tests. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that we could incur.

From the time a mortgage loan is in the pipeline until it is sold as a whole loan or in securitized form in the secondary market, we have exposure to interest rate and credit risk.

Interest rate risk is a primary risk exposure for us. Changes in interest rates can affect us in the following ways: (1) it can change the interest income we receive from our mortgage loans held for investment as well as mortgage loans held for sale, (2) it can change the market values of mortgage loans held for sale and investment, (3) it can change the interest expense we pay to fund our mortgage loans, and (4) it can change the value of the derivatives we use to manage our interest rate risk. We use various techniques to estimate the potential effects from various interest rate scenarios.

Our loans held for investment as of September 30, 2004 were primarily comprised of mortgage loans that have interest rates that change at one month or six month intervals based on changes in LIBOR. In addition, a portion of the loans that are held for investment are hybrid adjustable-rate loans, which carry an initial fixed coupon rate for the first three or five years with interest rates that reset each six months thereafter based on the six-month LIBOR rate plus a margin. These mortgage loans also have lifetime caps (maximum allowed interest rates). The table below shows the change in net interest income we estimate would occur from 50 and 100 basis point increases and decreases in interest rates based upon current funding and derivative positions. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis

on Mortgage Loans Held for Investment

September 30, 2004 Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(In basis points)	(Dollars in thousands)
+100	$12	0.04%
+50	$6	0.02%
-50	$(6)	(0.02)%
-100	$(12)	(0.04)%

We expect to manage and reduce our interest rate risks on our mortgage loans held for investment through term securitizations and through our hedging activities. In addition, while the interest rates payable on our aggregation facilities can change daily based on changes in LIBOR, our borrowings under our term securitizations reprice less frequently and better match changes in rates earned on our mortgage loans held for investment.

Our mortgage loans held for sale as of September 30, 2004 were comprised of adjustable- and fixed-rate mortgage loans. In the case of adjustable-rate mortgage loans, the interest rate resets at various intervals and is generally subject to lifetime caps. The rates on the fixed-rate loans do not change. We presently do not believe that we have significant interest rate risk on our loans held for sale under most of the interest rate scenarios we believe likely to occur. However, should interest rates move significantly before we sell the loans, then we would be more significantly affected by the change in interest rates. The following table shows our estimate of the effects of a change of 50 and 100 basis points, including both an increase and decrease in the interest rates, for 30 days:

Instantaneous Interest Rate Change Analysis

on Mortgage Loans Held for Sale

September 30, 2004 Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(In basis points)	(Dollars in thousands)
+100	$(214)	(26.2)%
+50	$(107)	(13.1)%
-50	$107	13.1%
-100	$214	26.2%

The mortgage pipeline consists of mortgage loan applications that have been received but where the loan has not yet closed. The interest rates on pipeline loans float with market rates or are accompanied by interest rate lock commitments. A “locked pipeline loan” is a loan where the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment, or “rate lock commitment,” resulting in interest rate risk to us. A rate lock commitment binds us to lend funds to the potential borrower at a set interest rate. Rate lock commitments generally are sought by fixed-rate borrowers. These are less advantageous on adjustable-rate loans. Rate locks expire on a fixed date regardless of whether or not interest rates change in the market. Rate lock commitments generally have a term of 15 to 60 days before the closing of the loan (the interest rate lock period).

Changes in market interest rates affect our estimates of the fair value of our mortgage loans held for sale, rate lock commitments and the fair value of our derivatives which relate to these instruments, including forward sales of mortgage-backed securities and Treasury notes.

The following table summarizes the sensitivity of the fair value of our mortgage loans held for sale and rate lock commitments and of the related derivatives to changes in the base or current interest rate (dollars in millions):

	+100 Basis Points	+50 Basis Points	-50 Basis Points	-100 Basis Points
As of September 30, 2004
Change in fair value of mortgage loans held for sale and interest rate lock commitments	$1,017	$514	$(523)	$(1,043)
Change in fair value of derivatives related to loans held for sale and interest rate lock commitments	(1,016)	(515)	538	1,095

Net change	$1	$(1)	$15	$52

Interest rate lock commitments are derivative financial instruments as defined by SFAS No. 133 and, therefore, must be recorded at fair value on the balance sheet. However, unlike most other derivative instruments, there is no active market for rate lock commitments that can be used to determine a rate lock commitment’s fair value.

We estimate the fair value of rate lock commitments based on the change in estimated fair value of the underlying mortgage loan, weighted by the probability that the loan will fund within the terms of the rate lock commitment. The change in fair value of the underlying mortgage loan is based upon quoted mortgage backed securities’ (“MBS”) prices and is measured from the lock date. Therefore, at the time of issuance, the estimated fair value of a rate lock commitment is zero. Subsequent to issuance, the fair value of rate lock commitments can be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the loan will fund within the terms of the rate lock commitment is driven by a number of factors, in particular, the change, if any, in mortgage rates subsequent to the lock date. In general, the probability of closing and funding the loan increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the rate lock commitment also is influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. We have developed estimates of the mortgages that will not close (fall out) using empirical data that take into account these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The fallout estimates are utilized to estimate the quantity of loans that will fund within the terms of the rate lock commitments.

At September 30, 2004, the fair value of our rate lock commitments was less than $0.1 million, and the corresponding fair value of mandatory forward sale commitments and options contracts was $0.2 million. The corresponding notional values were $68.8 million and $104.4 million, respectively. In addition, at September 30, 2004, the notional value of option contracts was $27.5 million with a fair value of less than $0.1 million. Although not in a designated hedging relationship under SFAS No. 133, the interest rate locks and related mandatory trades result in an effective economic hedge.

We employ a number of procedures to monitor the designated hedging relationships to determine whether the hedges are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item. Additionally, we may elect to de-designate a hedge relationship during an interim period and re-designate a hedge upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, we continue to carry the derivative instruments on our balance sheet at fair value with changes in value recorded in current earnings.

Part I. Item 4: Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports and other information filed with the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15 and Rule 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective, in all material respects, in the timely alerting of them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic filings with the Commission, and the timely recording, processing, summarizing and reporting of such information. Except as described below, during the three months ended September 30, 2004, there have been no significant changes in the Company’s internal controls or, to our knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

Steven R. McClellan, our former Chief Financial Officer, submitted his resignation effective August 31, 2004. At that time, Kevin Race, our President and Chief Operating Officer also became our acting Chief Financial Officer. Also, effective September 27, 2004, Mike Barber was appointed our Chief Accounting Officer. We do not believe these changes had an adverse impact on our internal controls.

Part II

Item 1: Legal Proceedings

None

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

None

(b)	Uses of Proceeds.

On July 13, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (Commission File No. 333-113777), relating to our initial public offering of our common stock.

Pursuant to the Prospectus, dated July 13, 2004, contained in the Registration Statement, we issued and sold a total of 38,750,000 shares of our common stock, including (1) our sale of 4,250,000 shares of our common stock directly to GTCR at a price of $7.02 per share, and (2) our sale, through the underwriters, of 34,500,000 shares of our common stock (including 4,500,000 shares or our common stock sold pursuant to the underwriters’ overallotment option) to the public at a price of $7.50 per share. The aggregate offering price of the shares of our common stock that we sold in the initial public offering, or the gross proceeds to us, was approximately $288.6 million. After deducting underwriting commissions of approximately $16.6 million and other estimated expenses of the offering of approximately $4.0 million (approximately $1.5 million of which was reimbursed to us by the underwriters), we received total net proceeds from the offering of approximately $268.2. The joint lead underwriters were J.P. Morgan Securities Inc. and Friedman, Billings & Ramsey & Co.

As of September 30, 2004, we had applied all of the net proceeds of the offering as follows:

•	Approximately $56.8 million to repay outstanding debt, including accrued interest, owed by our subsidiary, Abetterwayhome Corp., to Bank of Montreal, incurred to finance HBMC’s buyout in May 2000 from First Tennessee Bank, and for working capital purposes;

•	Approximately $422,000 to pay, immediately following the closing, accrued management consulting fees due to GTCR;

•	Approximately $137.6 million to invest in loans originated and retained by us as of the closing of the offering through the reduction of our borrowings under our aggregation facility with Bear Stearns; and

•	Approximately $30.6 million to invest in notes and pay costs related to the securitization of adjustable-rate mortgage loans offered through HomeBanc Mortgage Trust 2004-1; and

•	Approximately $48.8 million to invest in loans originated and retained by us.

Except for the above-referenced payment by us to GTCR, which is our largest shareholder, none of the expenses paid by us, and none of the actual uses of the net proceeds described above, were direct or indirect payments to any of our directors or officers, or their associates, or to persons owning 10 percent or more of any class of our equity securities, or to our affiliates.

(c)	Repurchases of Equity Securities.

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits

3.1	Articles of Incorporation of HomeBanc Corp. (incorporated by reference from Exhibit 3.1 to HomeBanc Corp.’s Registration Statement on Form S-11, dated July 13, 2004, File No. 333-113777 (the “Form S-11”)).

3.2	Amendment to the Company’s Articles of HomeBanc Corp. (incorporated by reference from Exhibit 3.3 to the Form S-11).

3.3	Bylaws of the HomeBanc Corp. (incorporated by reference from Exhibit 3.2 to the Form S-11).

10.1	Amendment No. 4, dated as of October 12, 2004, by and among JPMorgan Chase Band, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. to the Master Repurchase Agreement, dated as of March 8, 2004, by and among such parties.

10.2	Joinder and Assumption Agreement for HomeBanc Corp. and HomeBanc Mortgage Corporation 6/04 Amended and Restated Senior Secured Credit Agreement, dated September 10, 2004, joining First Commercial Bank, New York Agency, as party to the 6/04 Amended and Restated Senior Secured Credit Agreement (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K, dated September 10, 2004).

10.3	9/04 First Commercial Bank Senior Credit Note, dated September 10, 2004, with HomeBanc Corp. and HomeBanc Mortgage Corporation as co-makers and to the order of First Commercial Bank, New York Agency (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K, dated September 10, 2004).

10.4	Form of Change of Control Agreement by and among HomeBanc Corp. and certain of its executive officers.

10.5	Assignment, Assumption and Recognition Agreement, dated as of October 29, 2004, by and among EMC Mortgage Corporation, HomeBanc Mortgage Trust 2004-2, HMB Acceptance Corp.. and HomeBanc Corp (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K, dated October 29, 2004).

10.6	Amended and Restated Trust Agreement, dated as of October 29, 2004, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company and U.S. Bank National Association. (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K, dated October 29, 2004).

10.7	Sale and Servicing Agreement, dated as of October 29, 2004, by and among Structured Asset Mortgage Investments II Inc., HomeBanc Mortgage Trust 2004-2, U.S. Bank National Association, Wells Fargo Bank, National Association and EMC Mortgage Corporation. (incorporated by reference from Exhibit 10.3 to HomeBanc Corp.’s Current Report on Form 8-K, dated October 29, 2004).

10.8	Indenture, dated as of October 29, 2004, by and among HomeBanc Mortgage Trust 2004-2, Wells Fargo Bank, National Association and U.S. Bank National Association. (incorporated by reference from Exhibit 10.4 to HomeBanc Corp.’s Current Report on Form 8-K, dated October 29, 2004).

10.9	Form of Stock Appreciation Right Certificate for awards made under the HomeBanc Corp. Amended and Restated 2004 Long-Term Incentive Plan.

10.10	Form of Restricted Stock Unit Certificate for awards made under the HomeBanc Corp. Amended and Restated 2004 Long-Term Incentive Plan.

*11	Statement Regarding Composition of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 4 to the condensed consolidated financial statements included in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2004.

HOMEBANC CORP.

November 15, 2004	By:	/s/ PATRICK S. FLOOD
Patrick S. Flood
Chairman and Chief Executive Officer

November 15, 2004	By:	/s/ KEVIN D. RACE
Kevin D. Race
Chief Financial Officer