Form 10-K
period 2004-12-31
HOMEBANC CORP
filed 2005-03-31
CIK 1283683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-32245

HOMEBANC CORP.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	20-0863067
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2002 Summit Boulevard, Suite 100, Atlanta, Georgia	30319
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 303-4000

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

At June 30, 2004, the Registrant had not yet completed the registration and initial public offering of its common stock, par value $0.01 per share, and only ten shares of the Registrant’s common stock were then outstanding and held by the Registrant’s organizers.

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of March 15, 2005 was 56,426,117.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of HomeBanc Corp.’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this Report, the words “Company,” “we,” “us” and “our” mean HomeBanc Corp., including its subsidiaries, as well as HomeBanc Corp.’s predecessors and their subsidiaries. “HBMC” refers to HomeBanc Mortgage Corporation, which became our wholly-owned subsidiary pursuant to a reorganization that we effected in connection with our initial public offering, which was completed on July 19, 2004. Prior to the reorganization, HBMC was wholly-owned by HBMC Holdings, LLC, which we refer to in this Report as “Holdings.” Except as otherwise indicated, we refer throughout this Report to the reorganization as having been completed prior to the period covered by this Report.

RISK FACTORS

Risks Related to Our Business

We Originate Mortgage Loans Primarily in the Southeast, and Any Adverse Market or Economic Conditions in that Region May Negatively Affect the Ability of Our Customers to Repay Their Loans.

Our mortgage loan originations have been, and are expected to be, concentrated in the Southeast United States. In 2003 and 2004, 97% and 95%, respectively, of our residential mortgage loan originations were made to borrowers in the States of Georgia and Florida. Any adverse market or economic conditions in the Southeast may increase the risk that our borrowers in that region are unable to make their mortgage payments. In addition, the market value of the real estate securing those mortgage loans as collateral could be negatively impacted by adverse market and economic conditions in our region. Our efficiency in maximizing our proceeds from securitizations may be adversely affected by our regional focus. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the Southeast could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm the value of our assets, our revenues, results of operations, financial condition, business prospects and ability to make distributions to our shareholders. In addition, if the volume of home sales declines in the Southeast, then the volume of purchase money mortgages, which is our focus, likely would also decline, negatively affecting our revenues, results of operations and ability to make distributions to our shareholders.

We Have a Limited Operating History.

We were formed in March 2004 in contemplation of our reorganization. HBMC, our primary operating subsidiary, which originates and sells mortgage loans, has only been a separate entity since May 2000, following the management-led buyout, together with GTCR Golder Rauner, L.L.C. and its affiliated funds (“GTCR”), of the Atlanta-based mortgage division of First Tennessee Bank N.A.’s mortgage operation under the name “HomeBanc Mortgage Corporation.”

As part of our corporate restructuring, we also formed Abetterwayhome Finance, LLC, Abetterwayhome Finance, LLC II, HomeBanc Funding Corp., HomeBanc Funding Corp. II and HMB Acceptance Corp., wholly-owned, single-purpose subsidiaries, to facilitate the aggregation and securitization of some of the mortgage loans that we originate. These entities also have limited operating histories, and we have limited experience at operating our own securitization program. If our management is unable to successfully operate this securitization program, then our results of operations would suffer, and we would have less funds available for distribution to our shareholders.

Our Management Has Limited Experience in Operating REITs.

We intend to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended, or the “Code,” effective for our short taxable year ended on December 31, 2004, and our management has limited experience in operating a REIT. If our management is unable to successfully operate our newly restructured company, including operating as a REIT, then our results of operations would suffer, and we would have less funds available for distribution to our shareholders.

We Rely on Key Personnel With Long-Standing Business Relationships, the Loss of Any of Whom Could Impair Our Ability to Successfully Operate Our Business.

Our future success depends, to a significant extent, on the continued services of Patrick S. Flood, our chairman of the board and chief executive officer, Kevin D. Race, our president, chief operating officer and chief financial officer, Dr. Paul Lopez, our executive vice president of business development, Dr. Dwight Reighard, our executive vice president and chief people officer, and other key members of our executive management team who also generally serve in similar capacities with HBMC. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective mortgage loan origination channels is critically important to the success of our business. Although we have employment agreements with Messrs. Flood and Race, Drs. Lopez and Reighard, these executives may not remain employed with us. We presently maintain a key person life insurance policy on Patrick S. Flood, and we presently intend to obtain key person life insurance on Kevin D. Race. However, these insurance policies would not fully offset the loss to our business, and our organization generally, that would result from our losing the services of these key individuals. As a result, the loss of services of one or more members of our senior management team could adversely affect our ability to successfully operate our business and our prospects.

The Loss of Our Strategic Marketing Alliances, or Our Inability to Create Strategic Marketing Alliances in New Markets, Could Negatively Affect Our Results of Operations.

Our strategic marketing alliances with residential realtors and home builders have provided us with a point-of-sale network in our markets and are a key component of our business. If we should lose certain of these strategic marketing alliances, or if these alliances or the parties involved in these alliances were adversely affected, whether as a result of changes in laws, regulations, regulatory interpretations or otherwise, we may well experience a decline in our mortgage loan production, which would negatively affect our revenues and results of operations, and could limit our ability to pay distributions to our shareholders. In addition, if we are unable to create and establish strategic marketing alliances in new markets and add to those in our existing markets, or if we are unable to continue to successfully leverage our existing and future strategic marketing alliances, then we likely would be unable to effect our business strategy, which could negatively affect our results of operations. The profitability and success of our strategic marketing alliances could be adversely affected to the extent other mortgage lenders adopt or promote similar strategies and offer more attractive terms to our existing and potential alliance partners. Our business and prospects may well be materially harmed if we were unable to maintain or enter into strategic marketing alliances with similar economic effect as we have utilized historically, whether as a result of regulatory action, including as a result of a current inquiry by the U.S. Department of Housing and Urban Development, or “HUD”, described under “—Our Business Operations Are Subject to Complex Laws and Regulations,” or otherwise.

We May Not Realize the Expected Results from Our Recent Efforts to Expand Our Strategic Marketing Alliances.

Strategic marketing alliances represent a very important part of our marketing and business strategies, and we have devoted a significant amount of our resources, including expenditures of monies, to expand the number of our strategic marketing alliances, especially in recent periods. We may not realize the expected benefits from this expansion of our strategic marketing alliances until future periods that are more than a year from now, and, in many cases, we may not realize the expected benefits at all. If we are unable to realize the expected benefits of our recent expansion of our strategic marketing alliances, then our business and our net income would be negatively affected. See “—The Loss of Our Strategic Marketing Alliances, or Our Inability to Create Strategic Marketing Alliances in New Markets, Could Negatively Affect Our Results of Operations” and “—Our Business Operations Are Subject to Complex Laws and Regulations.”

Our Recent Operating Results May Not Be Indicative of Our Future Operating Results, Due to Several Key Factors.

Our growth has benefited from recent low interest rates and a long period of economic and population growth in our markets. Due to stable and generally decreasing interest rates over recent years, our historical performance may not be indicative of results in a rising interest rate environment. In addition, our recent and rapid growth may distort some of our ratios and financial statistics. In addition, our business strategy of developing a portfolio of mortgage loans that we service and that is financed with leverage, including mortgage-backed debt securities, affects the comparability of our results, cash flows and financial condition against prior periods. Since early 2004 we have been retaining rather than selling a material portion of the loans we originate. We also have incurred and will continue to incur additional costs as a public company. In light of this growth and changes in our business, our historical performance and operating and origination data may not be predictive of our future performance.

We Expect to Continue to Have Consolidated GAAP Net Losses in the Near Future.

We use REIT taxable income as the basis for establishing the amount of dividends payable to holders of our common stock. In 2004, during which we completed our reorganization and our initial public offering, we realized REIT taxable income of $13.2 million and a consolidated net loss under Generally Accepted Accounting Principles, or “GAAP,” of $(48.3) million. REIT taxable income is a non-GAAP financial measure, and the most comparable GAAP measure is consolidated GAAP net income. Although we may continue to have REIT taxable income in future periods, we presently expect that, for the near term, we will continue to have consolidated GAAP net losses. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a reconciliation of REIT taxable income to GAAP net loss.

We May Not Realize the Expected Tax Benefits from Taxable Losses Realized at HBMC.

While we have implemented tax planning strategies that, in concert with expectations about future taxable income, we believe will enable us to realize the tax benefits of our taxable losses that we generate at HBMC, we cannot make any assurance that these strategies or expectations will result in our being able to continue to realize those benefits. Our tax benefits to GAAP net income result from tax planning strategies, which are based upon our estimates and judgments regarding future HBMC taxable income, the valuation of our deferred tax asset, consideration of the reversal of other temporary differences and other factors. To the extent that our tax planning strategies result in less than expected tax benefits to us, or fail altogether, then our net income and net worth would be negatively affected.

Increases in Interest Rates May Adversely Affect Us and the Market Value of Our Assets.

Increases in interest rates may negatively affect borrowers’ ability to timely pay their mortgage loan obligations, residential property values and the market value of our mortgage-related assets. Our fixed-rate loans generally will be affected more negatively by these increases than our adjustable-rate loans. GAAP requires us to reduce our shareholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage-related assets and loans held for sale.

A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan credit agreements. As a result, we could be required to sell some of our loans under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

Increases in Interest Rates May Negatively Affect Our Earnings, Could Increase Our Competition in the Purchase Money Mortgage Market and May Decrease the Cash Available for Distribution to Our Shareholders.

As interest rates increase, the demand for consumer credit, including mortgage loans, generally decreases. Interest rates have been at historically low levels in recent years, and the Mortgage Bankers Association, or “MBA,” has predicted that residential mortgage loan originations will decrease in 2005 due mostly to decreases in mortgage refinancings. Although we believe purchase money mortgages are affected less by changes in interest rates than refinancings, in a period of rising interest rates, we expect to originate and sell fewer mortgage loans. In addition, during any period of rising interest rates, the number of refinancings in the market likely would decrease and could result in increased competition in the purchase money mortgage market, which is our focus. Accordingly, a period of rising interest rates would negatively affect our business through fewer mortgage loan originations and increased competition, which could adversely affect the price of our common stock and the funds that we have available for distribution to our shareholders.

Changes in interest rates also may affect our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we incur in financing our assets through debt, including securitizations. Changes in the level of interest rates may negatively affect our volume of mortgage loan originations, the value of our assets and our ability to realize gains from the sale of loans we originate for resale, all of which ultimately affect our earnings. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates and times than the interest that we earn on our assets. If the net differential between our interest income on our mortgage loan assets and our interest expense to carry such loans was reduced, our net income would be reduced. Interest rate fluctuations resulting in our interest expense exceeding our interest income could result in operating losses for us and may limit or eliminate our ability to make distributions to our shareholders.

We May be Unable to Effectively Hedge Against Interest Rates.

We attempt to reduce potential interest rate risks through various “hedging” activities, including entering into forward contracts to sell our loans in the secondary market, options to deliver mortgage-backed securities to the secondary market, and interest rate swaps and other interest rate protection contracts. Our management determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume of mortgage loan originations and sales. We also may be limited in the type and amount of hedging transactions that the Company may use in the future by its need to satisfy the REIT income tests under the Code. Only income from certain hedging transactions is disregarded income for purposes of the 95% gross income test, and no hedging income qualifies for purposes of the 75% gross income test. As a result, our ability to effectively hedge against changes in interest rates could be limited, and our earnings could be reduced and could vary more from period to period.

We Leverage Our Portfolio, Which Exacerbates Any Losses We Incur on Our Assets and May Reduce Cash Available for Distribution to Our Shareholders.

We leverage our portfolio through borrowings, generally through the use of our warehouse lines of credit, our repurchase aggregation facilities, securitizations and other borrowings. The amount of leverage we incur will vary depending on our equity, our ability to obtain credit facilities and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions cause the costs of our financings to increase relative to the income that can be derived from the assets we hold in our portfolio. Further, the leverage on our equity may exacerbate any losses we incur.

Our debt service payments reduce the net income available for distribution to our shareholders. We may not be able to meet our debt service obligations in the future and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. A decrease in the value of the assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls. We have a target overall leverage ratio of 16 to 18 times our equity and our leverage ratio as of December 31, 2004 was 11.9 times our equity. We may change our target leverage ratio, up or down, subject to market conditions, covenants contained in our financing facilities and other factors. We and our subsidiaries had outstanding indebtedness, including obligations under our warehouse facilities, mortgage loan repurchase facilities, loan aggregation facilities, securitization borrowings and other sources of borrowing of approximately $3.1 billion as of December 31, 2004.

We May not be able to Issue the Additional Equity Necessary that May be Required to Leverage our Portfolio.

Our business model is based on leveraging our portfolio through borrowings. The amount of leverage we may incur will vary depending on our equity. From time to time, we expect to issue additional equity securities to raise additional equity to support the additional leverage required to grow our portfolio. We cannot predict the amount of equity that will be required to fully leverage our portfolio or to enable us to maintain our target overall leverage ratio. Our ability to issue additional equity securities will depend, among other things, on market conditions and overall economic conditions, which are beyond our control. If we cannot issue equity securities in the future, we will be unable to execute our business strategy. As a result, our return on investments and cash available for distribution to our shareholders may be reduced.

Retaining Subordinated Interests Exposes Us to Increased Credit Risk.

While we account for our securitizations as financings, we maintain and may continue to maintain a legal interest in loans that we originate by retaining subordinated interests in mortgage-backed securities that include loans we originate. Subordinated interests are classes of mortgage-backed securities that are subject to the senior claims of mortgage debt securities sold to investors. Losses on the underlying mortgage loans may be significant to the owner of a subordinated interest because the investments are leveraged. For example, if we retain a $10 million principal amount subordinated interest in a $100 million pool of mortgage loans that is subject to $90 million of senior mortgage-backed securities, and that pool suffers $7 million of losses, then the entire loss will be allocated to us as owner of the subordinated interest. As a result, a 7% loss on the loans would translate into a 70% loss of principal and the related interest for the owner of the subordinated interest. We would recognize these losses as an impairment of the value of loans held for investment.

Our Financing Facilities Impose Restrictions on Our Operations.

We and our subsidiaries have, and expect to continue to have, various credit and financing arrangements with third parties to fund our respective operations. The existing credit and financing arrangements of HomeBanc Corp., HBMC, HomeBanc Funding Corp. and HomeBanc Funding Corp. II impose, and the terms of future credit and financing arrangements likely will continue to impose, restrictions on our operations. The agreements governing our existing credit and financing arrangements contain a number of covenants that, among other things, require us to:

•	satisfy prescribed financial ratios specific to each arrangement;

•	maintain a minimum level of tangible net worth, which is adversely affected by our consolidated GAAP net losses; and

•	maintain a minimum level of liquidity.

Certain facilities also have minimum net income covenants.

Our ability to comply with these ratios may be affected by events beyond our control. The agreements also contain covenants that, among other things, limit our ability to:

•	pay dividends or make distributions in respect of the shares or our other ownership interests in our subsidiaries;

•	incur additional debt without obtaining prior consent;

•	guaranty the debt of others;

•	make material changes in the nature of our business; and

•	sell all or substantially all of our assets or effect a merger or consolidation.

A breach of any of these restrictive covenants, or our inability to comply with the required financial ratios, could, unless waived or amended, result in a default under our credit and financing arrangements. If a default occurs, then the lenders may elect to declare all of our outstanding obligations, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay outstanding borrowings when due, then the lenders under our credit and financing arrangements will have the right to proceed against the collateral granted to them to secure the debt. If our outstanding debt were to be accelerated, our assets may not be sufficient to repay that debt in full, which would cause the market price of our common shares to decline significantly and would adversely affect the cash that we have available for distribution to our shareholders.

We Have Sought and Received Waivers and Amendments to Our Financing Facilities to Cure Defaults.

We breached certain of our net income covenants applicable under certain financing arrangements in the fourth quarter of 2003 and in the first quarter of 2004. We also breached certain tangible net worth and leverage covenants in the first quarter of 2004 and breached our leverage covenant as of May 31, 2004 under one of our loan aggregation facilities, each of which constituted defaults. On January 24, 2005, we amended one aggregation repurchase facility, effective as of December 31, 2004, since we would not have met the GAAP net income covenant applicable at that date. While we were able to obtain waivers of these defaults or amendments to these financing facilities that cured these defaults, there is no assurance that we will not have further breaches or defaults or that any future breaches or defaults will be waived and not result in defaults under our financing facilities. Such defaults could result in acceleration of all or substantially all our indebtedness and the loss of earning assets securing our indebtedness, which would also adversely affect the market value of our shares of common stock and the cash available for distribution to our shareholders. See “—Our Financing Facilities Impose Restrictions on Our Operations” and “Management’s discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources.”

A Prolonged Economic Slowdown, or Declining Real Estate Values, Could Reduce Our Growth and Profitability.

We believe that the risks associated with our business will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by high interest rates and/or declining real estate values and home purchases. Declining real estate values likely will reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing home to support the refinancing of their existing mortgage loans or the purchase of new homes at higher prices and/or levels of borrowings. Declining real estate values also increase the likelihood that we will incur losses on loans that we are holding in the event of a default by the borrower. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net income from loans in our portfolio as well as our ability to originate, sell, finance and securitize mortgage loans, which would significantly harm the value of our mortgage loans, our results of operations, financial condition, business prospects, the price of our common stock and our ability to make distributions to our shareholders.

An Increase in Loan Prepayments May Negatively Affect the Yields on Our Assets.

The value of the mortgage loans and any underlying securitization retained interests that we may hold will be affected by prepayment rates on those mortgage loans. Prepayment rates on mortgage loans are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control. As a result, we are unable to predict prepayment rates with any certainty.

In periods of declining mortgage loan interest rates, prepayments on mortgage loans generally increase. We likely would reinvest the proceeds that we receive from those prepayments in mortgage loans and other assets with lower yields than the yields on the mortgage loans that were prepaid. As interest rates decline, the market value of fixed-income assets generally increases. However, because of the risk of prepayment, the market value of any mortgage asset does not increase to the same extent as fixed-income securities in an environment of declining interest rates. Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our costs.

The Mortgage Loans that We Hold Are Subject to the Risks of Delinquency and Foreclosure Loss, Which Could Result in Losses to Us.

Our mortgage loans are secured by residential properties and are subject to risks of loss from delinquencies and foreclosures. The ability of a borrower to repay a loan secured by residential property typically is dependent primarily upon the income or assets of the borrower. In addition, the ability of borrowers to repay their mortgage loans may be affected by, among other things:

•	property location and condition;

•	competition and demand for comparable properties;

•	changes in zoning laws for the property or its surrounding area;

•	environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions;

•	declines in regional or local real estate values;

•	increases in interest rates or real estate taxes;

•	availability and costs of municipal services;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation and changes in tax laws; and

•	acts of God, war or other conflict, terrorism, social unrest and civil disturbances, and natural disasters, such as hurricanes.

In the event of a default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral that we can realize upon foreclosure and sale, and the principal and accrued interest of the mortgage loan and the cost of foreclosing on the related property. Losses resulting from mortgage loan defaults and foreclosures could have a material adverse effect on our income and cash flow from operations and could limit the funds that we have available for distribution to our shareholders. We are exposed to greater risks of loss where we make both a first and second lien mortgage loans on the same property and do not have the benefits of private mortgage insurance. Our underlying subordinated tranches in securitizations would also be affected adversely by losses on our mortgage loans that have been included in the related securitizations.

In the event of the bankruptcy of a mortgage loan borrower, the related mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, as determined by the bankruptcy court. The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan. Residential mortgage-backed securities evidence interests in, or are secured by, pools of residential mortgage loans. Accordingly, the subordinated tranches in the mortgage-backed securities that we hold are subject to all of the risks of the related mortgage loans. In addition, to the extent that the mortgage loans we originate experience relatively high rates of delinquency and/or foreclosure, then we may be unable to securitize our mortgage loans on terms that are attractive to us, if at all.

We Have Limited Experience in Making Provisions for Loan Losses, and Our Allowance for Loan Losses May Be Inadequate to Cover Potential Future Losses in Our Mortgage Loan Portfolio.

We attempt to maintain an appropriate allowance for loan losses, which we refer to as the “Allowance,” to provide for potential losses inherent in our portfolio of mortgage loans held for investment. We periodically determine the amount of the Allowance based upon our consideration of several factors, including:

•	an ongoing review of the size, quality and risk of our portfolio of mortgage loans held for investment as well as specific known risks;

•	our historical loan loss experience of similar types of loans;

•	the amount of past due and nonperforming loans;

•	regular reviews of loan delinquencies;

•	the value of the collateral securing the loans;

•	evaluation of economic and interest rate conditions; and

•	relevant industry data.

There is no precise method of predicting losses on mortgage loans held in our portfolio, and we make various assumptions and judgments with respect to the factors listed above. These assumptions and judgments are inherently uncertain, and, if they prove to be wrong, then we face the risk that charge-offs in future periods will exceed our Allowance and that additional increases in the Allowance will therefore be required. In addition, because we have limited loan loss experience and limited experience evaluating the adequacy of an Allowance, the risk of charge-offs in excess of our Allowance may be greater than if we had more experience in this area. Any additions to the Allowance could significantly harm our results of operations, financial condition, the price of our common stock and our ability to make distributions to our shareholders. See “Management’s discussion and analysis of financial condition and results of operations—Allowance for Loan Losses.”

Our Business Would Suffer if We Are Unable to Sell or Securitize the Mortgage Loans that We Originate.

We sell all of the conforming mortgage loans that we originate. Our ability to sell mortgage loans depends on the availability of an active secondary market for residential mortgage loans, which, in turn, depends on the continuation of programs that currently are offered by Fannie Mae, Freddie Mac and other institutional investors upon which we rely. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, like Freddie Mac and Fannie Mae, are government-sponsored enterprises whose activities are governed by federal law, including capital adequacy requirements. As a result of accounting restatements at Fannie Mae that have reduced its capital, and closer regulatory and accounting scrutiny of Fannie Mae and the other mortgage GSEs, Fannie Mae and these other GSEs may reduce their purchases of mortgages, may purchase mortgages on less advantageous terms to the sellers, and may sell existing mortgages and mortgage backed securities. These changes may adversely affect the mortgage markets and our operations. Any future changes in laws or regulations, or other changes in the capital requirements, oversight or activities of these government-sponsored enterprises could harm our mortgage business as these likely would disrupt the secondary markets for mortgage loans and mortgage servicing rights and the spreads or profits available in such markets.

Our ability to sell mortgage loans also depends on our ability to remain eligible for the programs offered by Fannie Mae, Freddie Mac and other institutional and non-institutional investors. The criteria for mortgage loans to be accepted under these programs may be changed by the investors, and if we lose our eligibility for any reason, or if our eligibility is impaired, then our business would be harmed. Changes in laws in the states where we operate could adversely affect our ability to sell and securitize our loans. Our profitability from participating in any of these programs may vary depending on a number of factors, including our administrative costs of originating and selling qualifying mortgage loans, and the costs imposed upon us by the purchasers’ programs. Any decline in our profitability from participating in these programs would harm our mortgage banking business.

In the event that we could not utilize securitization financing, we would either hold, and finance, in part, the holding of, mortgage loans that we originate, or sell mortgage loans that we originate in a pool of whole mortgage loans. The terms of these alternative transactions may not be as favorable as securitization financing and may subject us to greater interest rate risk, and we could experience higher costs associated with these transactions, adversely affecting our results of operations, financial condition and business prospects.

We Have Limited Experience Servicing Mortgage Loans.

While we are an experienced mortgage loan originator, we have limited experience servicing the mortgage loans we have originated. Prior to December 2003, we routinely transferred the servicing responsibilities on mortgage loans that we originated—other than construction-to-permanent loans during the construction phase—to third-party servicers, shortly after our origination of the loans. Beginning in December 2003, we retained the servicing responsibilities for some of the mortgage loans that we originated, and we currently service all of the loans that we hold for investment.

As a result of our limited experience servicing mortgage loans, we do not have representative historical delinquency, bankruptcy, foreclosure or default experience that may be referred to for purposes of estimating the future delinquency and loss experience of the mortgage loans in the loan group that we have serviced.

Our limited servicing experience could lead to higher levels of delinquencies and realized losses than would be the case if the mortgage loans were serviced by a more experienced servicer. Any higher default rate resulting from delinquencies may negatively affect our earnings and the amount of funds that we have available for distribution to our shareholders. Our limited experience as a servicer could increase the interest expenses and the subordination levels of our securitizations. Such higher costs and the greater funding required to maintain larger subordinated interests in the securitizations may reduce our profitability and growth.

We May Be Required to Repurchase Mortgage Loans that We Have Sold or to Indemnify Holders of Our Mortgage-Backed Securities.

If any of the mortgage loans that we originate and sell, or that we pledge to secure our credit facilities or mortgage-backed securities that we issue in our securitizations, do not comply with the representations and warranties that we make about the characteristics of the loans, the borrowers and the properties securing the loans, we may, in the case of loans that we have sold or financed, be required to repurchase those loans or, in the case of loans that we have securitized or sold subject to repurchase, repurchase the loans or replace them with substitute loans or cash. If we were to breach any of our representations and warranties, then we may have to bear any associated losses directly. In addition, in the case of breaches relating to loans that we have sold, we may be required to indemnify the purchasers of those loans for losses or expenses incurred as a result of a breach of a representation or warranty made by us. Also, if a borrower misses the first payment on a mortgage loan, or if the borrower pre-pays the mortgage loan within one year of its origination, we are, in some circumstances, required to repurchase the loan. Repurchased loans typically require working capital funding, and our ability to borrow against these assets is limited, which could limit the amount by which we can leverage our equity and our returns on assets and equity. Any significant repurchases or indemnification payments could significantly harm our cash flows and results of operations and limit our ability to make distributions to our shareholders.

We May Suffer Servicing Losses from Defaulted Mortgage Loans.

We do not expect to collect servicing income from the time a loan becomes delinquent until foreclosure. In addition, we may suffer losses as a servicer of loans if the proceeds from a foreclosure sale of the property underlying a defaulted loan are less than the loan’s outstanding principal balance and accrued interest and charges, and the costs of servicing and foreclosing on the related property.

We also are affected by loan defaults and deficiencies on mortgage loans that we service. Under our servicing contracts, the servicer customarily must make advances to the owner of the loan, even when the loan is delinquent. To protect their liens on mortgaged properties, owners of loans usually require the servicer to advance the cost of mortgage and hazard insurance and tax payments on schedule, even if sufficient escrow account funds are unavailable. The servicer will be reimbursed by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of that reimbursement is typically uncertain. In the interim, the servicer must absorb the cost of funds advanced. The servicer must also bear the costs of attempting to collect on defaulted and delinquent loans. If we are unable to recover amounts due to us, our cash flows and revenues would be reduced, and our ability to make distributions to our shareholders would be negatively affected.

We May Be Subject to Losses Due to Fraudulent and Negligent Acts on the Part of Loan Applicants, Vendors and Our Employees.

When we originate mortgage loans, we rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and employment and income documentation. If any of this information is misrepresented or falsified and if we do not discover it prior to funding a loan, then the actual value of a loan may be significantly lower than anticipated. As a practical matter, we generally bear the risk of loss associated with any misrepresentation, whether it is made by the loan applicant, a third party or one of our employees. A loan subject to a material misrepresentation typically cannot be sold or is subject to repurchase or substitution if it is sold or securitized prior to detection of the misrepresentation. Although we may have rights against persons and entities who made or knew about the misrepresentation, those persons and entities may be difficult to locate, and it is often difficult to collect any monetary losses from them that we may have suffered.

In addition, during 2004, for approximately 20% of the mortgage loans, as measured by principal balance, that we originated, we received less than full documentation of the borrower’s income and/or assets. Instead, those applicants chose a loan product in which our credit decision was based on the borrower’s credit score and credit history, the value of the property securing the loan, the effect of the loan on the borrower’s debt service requirements and the rates and terms charged by us on the loan. We believe that there is a higher risk of default on loans where there is less than full documentation of the borrower’s income and/or assets.

We Price Our Mortgage Products to Reflect Risk, But Our Pricing Terms May Not be Able to Protect Us from Loss.

In pricing and determining customer eligibility for our mortgage loan products, we consider a variety of factors, including, among other things, the amount and type of documentation of the borrower’s income and/or assets, the borrower’s credit score and history, the property value securing the loan, the effect the loan may have on the borrower’s debt service requirements and the loan-to-value ratio. We assess the risks related to each of these factors and price our loan products according to our final risk assessment. The pricing and terms of our loan products, however, may not ultimately protect us from the risk of default on certain of the loans that we originate, as those loans carrying higher prices and more onerous terms present a higher risk of default. In the event of defaults on these loans, we likely would experience losses, which would negatively affect our cash flows and results of operations as the losses are incurred, and would reduce our funds available for distribution to our shareholders.

We Face Competition that Could Adversely Affect Our Market Shares and Revenues.

We face competition from finance and mortgage banking companies, other mortgage REITs and Internet-based lending companies where entry barriers are relatively low, and banks, thrifts and securities brokers that are active participants in the mortgage industry. As we seek to expand our loan origination business further, we will face a significant number of additional competitors, many of which will be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, have been established in certain market areas that we target, have far greater financial and other resources than we do, and may operate nationally or over larger markets than we do.

In addition, Fannie Mae and Freddie Mac and various Federal Home Loan Banks are also expanding their participation in the mortgage industry. While the government-sponsored entities presently do not have the legal authority to originate residential mortgage loans, they do have the authority to buy the same type of loans that we intend to hold for investment, and thereby indirectly compete for these products by providing purchase facilities to competitive mortgage loan originators. These entities, which dominate the secondary market, have lower capital costs and capital requirements than government-sponsored entities, and their programs and loans made by our competitors pursuant to these programs could adversely affect our ability to compete in the mortgage industry and the value of our common stock. The recent accounting changes, restatements and disclosures regarding the accounting risk management practices of the government-sponsored entities and inquiries regarding such practices by their regulators and the press could also affect investor confidence in, and the values of the securities of, us and our competitors in the residential mortgage markets.

Competition in our industry can take many forms. Our competitors can offer lower interest rates and fees, apply less stringent underwriting standards, offer enhanced customer service and convenience in obtaining loans and offer a wide variety of loan products through diverse marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price and quality competition in the mortgage industry. Price competition could cause us to lower the interest rates that we charge borrowers, which could reduce our profitability and the value of our loans that we sell or retain in our portfolio. If our competitors adopt less stringent underwriting standards, we may be pressured to do so as well. If we do not relax underwriting standards in response to our competitors, we may lose market share. If we relax our underwriting standards in response to price competition, we may be exposed to higher credit risk without receiving adequate fees and interest to compensate for the higher risk. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity, results of operations, cash flows and ability to make distributions to our shareholders.

If We Do Not Manage Our Growth Effectively, Our Financial Performance Could Be Harmed.

In recent years, we have experienced growth at rates that have applied pressure to our management, administrative, operational and financial infrastructure. We expect to continue to experience those and other pressures on our organization, including the need to hire additional experienced personnel to meet our growth and our needs as a public REIT. An increase in the size of our operations may make it more difficult for us to originate quality loans in accordance with our current mortgage loan origination focus and strategies. We expect to need to attract and hire additional experienced managers and loan officers in a competitive hiring environment and, at the same time, continue to upgrade and expand our financial, operational and managerial systems and controls. We cannot assure you that we will be able to meet our capital needs, expand our systems effectively or hire and retain qualified employees in sufficient numbers to meet our requirements. Any failure by us to manage our current level of business as a public company or our growth effectively may result in increased costs and decreased loan production, and could negatively affect our business, financial condition, liquidity, profitability, cash flows and ability to make distributions to our shareholders.

An Interruption in Service or Breach in the Security of Our Information Systems Could Impair Our Ability to Originate or Service Loans on a Timely Basis and May Result in Lost Business, Which May Never Be Recovered.

We rely heavily upon communications and information systems to conduct our business. Failures or interruptions in service or breaches in security of our information systems or the third-party information systems on which we may from time to time rely could cause delays in our underwriting, credit risk assessments and other areas and could result in fewer loan applications being received and processed, and could reduce our efficiency in loan servicing. We cannot assure you that no material failures or interruptions will occur or, if they do occur, that we or the third parties on whom we rely will adequately address them. The occurrence of any failures or interruptions could significantly harm our customer relations and could adversely affect our growth, our costs to service loans and our ability to profitably securitize our mortgage loan portfolio.

Our Business Operations Are Subject to Complex Laws and Regulations.

We must comply with the laws, rules and regulations, as well as judicial and administrative decisions, of all jurisdictions where we originate mortgage loans, as well as an extensive body of federal laws, rules and regulations. The number of changes in legal licensing requirements applicable to our business has increased in recent years, and individual municipalities have also begun to adopt ordinances and regulations that restrict or otherwise affect loan origination activities and, in some cases, loan servicing activities. The laws, rules and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other, increasing the costs of compliance and the risks of non-compliance with these laws, rules and regulations. Unlike our national bank and federally-chartered thrift competitors, we have no ability to use federal law to preempt any of these state and local laws.

Our failure to comply with these laws, rules and regulations can lead to, among other things:

•	civil and criminal liability, including potential monetary penalties;

•	loss of licenses or permits to do business in certain jurisdictions;

•	legal defenses giving borrowers the right to rescind or cancel loan transactions;

•	demands for indemnification or loan repurchases from purchasers of our loans; and/or

•	administrative orders and enforcement actions by our regulators.

It is difficult to determine the effect that any of these outcomes could have on our business operations, and, even if without an appropriate legal basis, their occurrence would likely result in unforeseeable expenses and diversions of management time.

Some states in which we operate may impose regulatory requirements on our officers and directors. If any officer or director fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, we could lose our authority to conduct business in that state or the services of that person.

In March 2004 and July 2003, we received letters from HUD and a HUD contractor, respectively, requesting information regarding our strategic marketing alliances. The March 2004 letter seeks information regarding whether flat monthly fees paid by us to realtors and home builders for the rental of space and the performance of services under our strategic marketing alliances are consistent with the Real Estate Settlement Procedures Act’s “RESPA” restrictions on fees for the referral of business incident to real estate settlement services. Any determination that our strategic marketing alliances do not comply with applicable law may well have a material adverse effect upon our business and results of operations unless and until we can develop alternative arrangements.

We Use Consumer Credit Reports, Which Are Subject to Regulation and May Expose Us to Litigation or Enforcement Actions.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, and related regulations govern our use of consumer credit reports, our furnishing information to credit reporting agencies regarding our experience with our customers, and our sharing of information among affiliates. We face costs of complying with these laws, and any failure by us to comply with these laws could result in government enforcement actions, as well as private litigation against us. The privacy and treatment of consumer credit reports, and consumer financial information generally, has received much recent media and legislative attention, and, in the future, we may face additional legal requirements or prohibitions on how we use the information that we obtain from our customers and third parties. These compliance costs, and the costs resulting from any enforcement actions or litigation, could negatively affect our business, financial condition and results of operations.

New Legislation May Restrict Our Ability to Make Mortgage Loans, Which Would Negatively Affect Our Revenues.

In recent years, federal and several state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate certain lending practices, often referred to as “predatory” lending practices, that are considered to be abusive. Several of these laws, rules and regulations restrict commonly accepted lending activities and could impose additional costly and burdensome compliance requirements on us. Some of these laws, rules and regulations impose certain restrictions on loans that charge certain points and fees or that have an annual percentage rate, or “APR,” that equal or exceed specified thresholds. These restrictions could expose us to risks of litigation and regulatory sanctions regardless of how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on the purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation. Accordingly, the third parties that buy our loans or provide financing for our loan originations may not want, and are not contractually required, to buy or finance loans that do not comply with these laws, rules and regulations. These laws, rules and regulations have required us to develop systems and procedures to ensure that we do not violate any aspect of these new requirements and may prevent us from making certain loans and cause us to reduce the APR or the points and fees we charge on the mortgage loans that we originate. Our competitors that are banks or federal thrifts may not be subject to these state laws, as federal bank regulators have preempted state laws for these competitors. Although these predatory lending laws currently are state or local laws, Congress has recently begun discussing possible federal predatory lending legislation, which, if adopted, would preempt inconsistent state laws.

We intend to avoid originating loans that meet or exceed the applicable APR or points and fees thresholds of these laws, rules and regulations in jurisdictions where we operate. If we elect to relax our self-imposed restrictions on originating loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with these legal requirements, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. Any of these actions could impose additional costs that significantly harm our business, cash flow, financial condition, liquidity and results of operations, and could limit our ability to make distributions to our shareholders.

The Mortgage Banking Business, Including Our Business, is Seasonal, and Our Operating Results Vary.

The mortgage banking industry generally is subject to seasonal variations, especially in states with adverse winter weather. Purchase money mortgage loan originations generally experience greater seasonal fluctuations than refinancings, which tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes in our markets, and accordingly purchase money mortgage originations, typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, delinquency rates typically rise in the winter months, which results in higher servicing costs in our mortgage banking operations. The magnitude of seasonal variations is beyond our control and could adversely affect our business, especially if we are unable to take advantage of increased mortgage volume during peak periods, or if peak periods do not produce anticipated mortgage volume. These variations also will affect our quarterly results of operations and our cash and capital requirements and the amounts available, without borrowing, for distribution to our shareholders each quarter.

Hurricanes and Other Natural Disasters May Adversely Affect Our Business.

Our business may be affected adversely by hurricanes and other natural disasters. The four hurricanes that hit Florida in 2004 and the damage they caused may increase the risks of default by certain of our borrowers, and may have reduced the value of the mortgaged properties securing certain of our loans. These hurricanes forced the closure of offices in the affected areas, and increased the time and costs needed to close new loans. Any sustained period of payment delinquencies, foreclosures or losses resulting from the recent hurricanes, future hurricanes or other natural disasters could adversely affect both our net income from the loans in our portfolio as well as our ability to originate, sell, finance and securitize mortgage loans, which would significantly harm our results of operations, cash flows, financial condition, business prospects, the price of our common stock, our ability to make distributions to our shareholders and the value of the subordinated interests that we hold in our mortgage loan securitizations.

Risks Related to Our Securities

Our Stock Price and Trading Volume May Be Volatile, Which Could Result in Substantial Losses to Our Shareholders.

The equity securities markets recently have experienced volatility, creating highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include general market and economic conditions, and those factors described in this Report under “Risk Factors” and “Special Cautionary Note Regarding Forward-Looking Statements” and in other reports that we file with the Securities and Exchange Commission.

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. If the market price of our common stock declines, you may be unable to resell your common stock at or above the public offering price, or upon terms that otherwise are attractive to you. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly, including a decline below the public offering price, in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

We May Not Have the Ability to Pay Distributions to You in the Future.

We intend to distribute to our shareholders all or substantially all of our REIT taxable income in each year in at least the amount needed to preserve our REIT status. Our ability to pay distributions may be adversely affected by the risk factors described in this Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, including cash, liquidity and borrowing capacity, maintenance of our REIT status and other factors that our board of directors determines relevant from time to time. We cannot predict our ability to pay distributions in the future.

We May Issue Additional Shares of Our Common Stock in the Future, Which Would Dilute Your Ownership If You Did Not, or Were Not Permitted to, Invest in the Additional Issuances.

Our articles of incorporation authorize our board of directors, without shareholder approval, to, among other things:

•	issue additional common stock or issue preferred stock in connection with future equity offerings and acquisitions of securities or assets of other companies; and

•	set the preferences, rights and other terms of preferred stock of various series, including preference rights over the common stock with respect to dividends, liquidation, voting and other matters.

From time to time, we expect to issue additional equity securities to raise additional equity to support the additional leverage required to grow our portfolio. The issuance of any additional shares could be substantially dilutive to our shareholders if they elect not to invest in future offerings. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution. Holders of our shares have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, our shareholders may not be permitted to invest in future issuances of our common stock.

We May Issue Debt and Equity Securities Which Are Senior to Our Common Stock as to Distributions and in Liquidation, Which Could Negatively Affect the Value of Our Common Stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to the holders of our common stock. Our preferred stock, if issued, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our shareholders. We expect that our leverage strategy will require us to seek substantial amounts of commercial credit and issue debt securities to support our asset growth. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your shares of common stock and diluting your interest in us. We can change this leverage strategy from time to time without shareholder approval.

Changes in Market Interest Rates May Adversely Affect the Price of Our Common Stock.

The market price of our common stock could be influenced by the yields on alternative investments. An increase in market interest rates could result in higher yields on other investments and could adversely affect the market, volume and price of our common stock. Furthermore, investors may be attracted to buying and/or selling shares of a REIT based on the distributions on the shares, considered as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of our shares may expect a higher distribution rate, although our business and profitability likely will be adversely affected by such changes, making it more difficult to maintain or increase our distributions to our shareholders. As rates increase, the market price of our shares could therefore decrease.

Our Earnings and Cash Distributions May Affect the Market Price of Our Common Stock.

Generally, the market value of a REIT’s equity securities is based on the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions or refinancings, and on the value of the REIT’s underlying assets. For that reason, shares of our common stock may trade in the public market at prices that are higher or lower than our net asset value per share. Should we retain operating cash flow for investment purposes or working capital reserves instead of distributing the cash flow to our shareholders, the retained funds, while increasing the value of our underlying assets, may negatively affect the market price of our common stock. Our failure to meet market expectations with respect to earnings and cash distributions could adversely affect the market price of our common stock.

Tax Risks Related to Our Business and Structure

Failure to Qualify as a REIT Would Negatively Affect Our Operations and Our Ability to Make Distributions to Our Shareholders.

Since our initial public offering, we have operated so as to qualify as a REIT for federal income tax purposes. In conjunction with our initial public offering and our follow-on equity offering, we received an opinion of our legal counsel, Alston & Bird LLP, that, based on certain assumptions and representations, commencing with our short taxable year ended December 31, 2004, we will be organized in conformity with the requirements for qualification as a REIT under sections 856 through 860 of the Code, and our proposed method of operation will enable us to meet the requirements for taxation as a REIT under the Code. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service, or “IRS,” or any court. The REIT qualification opinion only represents the view of Alston & Bird LLP based on its review and analysis of existing law, which includes no controlling precedent. Furthermore, both the validity of the opinion and our qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders.

If we fail to qualify as a REIT in any taxable year, then we would be subject to federal income taxation (including any applicable alternative minimum taxation) on our taxable income at regular corporate rates. In addition, we generally would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Failing to obtain, or losing, our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions to shareholders. We might be forced to borrow additional funds or liquidate some of our investments in order to pay the applicable tax.

In certain circumstances, we may be able to pay a penalty tax and retain our REIT status, notwithstanding our failure to satisfy one or more REIT requirements. We cannot predict, however, whether we would qualify for the relief provisions.

REIT Distribution Requirements Could Negatively Affect Our Liquidity, Profitability and Future Growth.

In order to qualify as a REIT, we generally are required each year to distribute to our shareholders at least 90% of our REIT taxable income, excluding any net capital gain. To the extent that we distribute at least 90%, but less than 100%, of our REIT taxable income, we will be subject to corporate income taxation on our undistributed REIT taxable income. In addition, with respect to any calendar year, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us are less than the sum of:

(1)	85% of our ordinary REIT income for that year;

(2)	95% of our REIT capital gain net income for that year; and

(3)	100% of our undistributed REIT taxable income from prior years.

We intend to make distributions to our shareholders to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds to meet these REIT requirements.

Some of our assets may generate substantial mismatches between REIT taxable income and available cash. As a result, our taxable income may exceed our cash available for distribution.

Among other things, examples of possible timing differences and mismatches include the following:

•	Because we may deduct capital losses only to the extent of our capital gains, we may have taxable income that exceeds our economic income.

•	We will recognize taxable income in advance of the related cash flow if any of our mortgage loans or mortgage-backed securities are deemed to have original issue discount. We generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments but that defers taking into account credit losses until they are actually incurred.

•	We may recognize taxable market discount income when we receive the proceeds from the disposition of, or principal payments on, loans that have a stated redemption price at maturity that is greater than our tax basis in those loans, although such proceeds often will be used to make non-deductible principal payments on related borrowings.

•	We may recognize taxable income without receiving a corresponding cash distribution if we foreclose on or make a significant modification to a loan, to the extent that the fair market value of the underlying property or the principal amount of the modified loan, as applicable, exceeds our basis in the original loan.

The requirement to distribute at least 90% of our net taxable income could cause us to:

•	sell assets in adverse market conditions;

•	borrow on unfavorable terms; or

•	distribute amounts that would otherwise be invested in earning assets, future acquisitions, capital expenditures or repayment of debt.

Our distributions may, from time to time, include a return of capital. Amounts distributed will not be available to fund our operating activities and growth. We expect to fund our mortgage loan origination and other operating activities through borrowings from financial institutions, securitization financings and future issuances of our common stock. If we fail to obtain debt or equity capital in the future, then our growth may be limited, which likely would have a negative effect on the value of our common stock.

Complying with REIT Requirements May Limit Our Ability to Effectively Hedge Our Interest Rate Risk.

The REIT provisions of the Code may limit our ability to hedge our potential exposure to changes in interest rates by requiring us to limit our income in each year from qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to no more than 5% of our annual gross income. As a result, we may have to limit our use of hedging techniques that might otherwise be attractive to us. This could result in greater risks associated with changes in interest rates than we would otherwise incur. If we were to violate one or both of the REIT gross income tests but otherwise qualified to retain our REIT status, then we would be subject to a penalty tax generally equal to the greater of (1) the amount by which we fail the 75% gross income test or (2) the amount by which 95% (90% in the case of a failure in our short taxable year ended December 31, 2004) of our gross income (excluding gross income from prohibited transactions) exceeds the amount of our income qualifying under the 95% gross income test, in either case multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, then we could lose our REIT status for federal income tax purposes. We cannot predict whether in all circumstances we will qualify for relief under the Code’s REIT provisions.

The Tax on Prohibited Transactions Will Limit Our Ability to Engage in Transactions, Including Certain Methods of Securitizing Our Loans, that Would be Treated as Sales for Federal Income Tax Purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell a loan or securitize loans in a manner that was treated as a sale for federal income tax purposes. Securitizations involving transfers of mortgage loans by REITs to a real estate mortgage investment conduit, or “REMIC,” are treated as sales for tax purposes, which may cause such securitization transactions to be subject to the prohibited transactions tax. Therefore, in order to avoid the prohibited transactions tax, we may limit the structures that HomeBanc Corp. utilizes for its securitization financings, even though such sales or structures might otherwise be beneficial for us. Our taxable REIT subsidiaries may sell mortgages and use REMIC securitization and financing structures that are considered sales for tax purposes, however.

Complying with REIT Requirements May Cause Us to Forego Otherwise Attractive Opportunities.

In order to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our shareholders and the ownership of our stock. We may be required to make distributions to our shareholders at disadvantageous times or when we do not have funds readily available for distribution or where we have opportunities to reinvest those funds in attractive businesses or assets. Therefore, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Recent Changes in Taxation of Corporate Dividends May Negatively Affect the Value of Our Common Stock.

The Jobs and Growth Tax Relief Reconciliation Act of 2003, among other things, generally reduces to 15% the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular subchapter C corporation. This reduced tax rate, however, generally will not apply to dividends paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. This legislation could cause domestic noncorporate investors to view the stock of non-REIT subchapter C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because dividends from non-REIT subchapter C corporations generally will be taxed at a lower rate to the investor while dividends from REITs generally will be taxed at the same rate as the investor’s other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on our common stock in particular, either in terms of absolute price or relative to other investments.

Risks Related to Our Company, Structure and Change in Control Provisions

Maintenance of Our Investment Company Act Exemption Imposes Limits on Our Operations.

We intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940. Accordingly, we do not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act excludes from regulation entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the current interpretations of the Staff of the Securities and Exchange Commission, or the “SEC,” in order to qualify for this exemption, we must, among other things, maintain at least 55% of our assets directly in mortgage loans, qualifying pass-through certificates and certain other qualifying interests in real estate and an additional 25% of our assets in the same type of assets. In addition, unless certain mortgage-backed securities represent all the certificates issued with respect to an underlying pool of mortgage loans, such securities may be treated as securities separate from the underlying mortgage loans, and thus may not qualify as qualifying interests in real estate for purposes of the 55% requirement. To maintain the exemption, the assets that we may acquire will be limited by the provisions of the Investment Company Act and the rules and regulations promulgated under this Act. In addition, we could, among other things, be required either:

•	to change the manner in which we conduct our operations to avoid being required to register as an investment company; or

•	to register as an investment company;

either of which could have an adverse effect on our operations, our governance and costs and the market price for our common stock. Our failure to qualify for exemption from registration as an investment company could therefore substantially reduce our ability to use leverage. Any such failure to qualify for such exemption would have a material adverse effect on our results of operations.

The Stock Ownership Limit Imposed by Our Articles of Incorporation May Inhibit Market Activity in Our Stock and May Restrict Our Business Combination Opportunities.

In order for us to qualify as a REIT under the Code, our shares of capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made), or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of our outstanding shares of capital stock may be owned, directly or constructively (by virtue of the attribution provisions of the Code), by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). Our articles of incorporation, with certain exceptions, authorize our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provide that, unless exempted by our board of directors, no person may own, or be deemed to own by virtue of the attribution provisions of the Code, in excess of 9.8% of:

•	the aggregate Market Price (as defined in our articles of incorporation) of all outstanding shares of all classes and series of our capital stock, or

•	the aggregate Market Price or the number of shares, whichever is more restrictive, of the outstanding shares of our common stock.

Our board of directors, in its sole discretion, may grant an exemption from that ownership limit, subject to any conditions, representations and undertakings as it may determine. This ownership limit could delay, defer or prevent a transaction or a change in control that might involve a premium price for our common stock or which shareholders otherwise may consider to be in their best interest.

Our Executive Officers Have Agreements that Provide Them with Benefits in the Event Their Employment Is Terminated Following a Change of Control.

We have entered into agreements with certain members of our senior management team, Messrs. Flood, Race, Kubiak and Barber and Drs. Lopez and Reighard, that provide them with severance benefits if their employment ends under specified circumstances following a change in control. These benefits could increase the cost to a potential acquirer of us and thereby prevent or discourage a change of control that might involve a premium price for our shares or which our shareholders may otherwise consider desirable.

Certain Provisions of Georgia Law and Our Articles of Incorporation and Bylaws Could Hinder, Delay or Prevent a Change in Control of Our Company, Which Could Have an Adverse Effect on the Value of Our Common Stock.

Certain provisions of our articles of incorporation, our bylaws and Georgia law could have the effect of discouraging a third party from acquiring control of us without the approval of our board of directors. These provisions may delay, deter or prevent tender offers or takeover attempts that our shareholders may believe are in their best interests, including tender offers or attempts that might allow shareholders to receive premiums over the market price of their common stock.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this Report are “forward-looking statements” within the meaning, and subject to the protections, of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the “Exchange Act.”

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include, without limitation, statements regarding:

•	our business strategy;

•	expected benefits to us of the change in our business strategy and our operation as a REIT;

•	expected benefits to us from our investments in strategic marketing alliances;

•	future performance, including GAAP earnings, developments or market forecasts;

•	forward looking accounting and financial statement impacts as a result of our change in business strategy and our operation as a REIT;

•	projected leverage ratios, capital needs and the timing of future financings; and

•	projected capital expenditures.

It is important to note that the description of our business, in general, and our mortgage-backed securities financings, in particular, is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, and the types of assets we hold, the amount of leverage we use, the liabilities we incur and other characteristics of our assets and liabilities are subject to reevaluation and change without notice.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions and general consumer confidence and spending habits;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on our mortgage loan production and our interest rate sensitive assets and liabilities;

•	interest rate risks and credit risks of customers;

•	loan loss experience and the rate of loan charge-offs;

•	risks inherent in originating mortgage loans, including the risks of principal repayment and fluctuations in collateral values;

•	loss experience arising from alleged breaches of representations and warranties provided to buyers of mortgage loans originated by us and sold to third parties;

•	risks in our ability to execute new changes in our business strategy and to meet the requirements for operation as a REIT;

•	competition that we face, as well as the general effects of competition from a wide variety of local, regional, national and other originators and sellers of mortgage loans, and changes in the secondary mortgage market and investors therein;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates, including those used to develop hedging and interest rate risk management strategies;

•	the uncertainties of costs of litigation;

•	the risks of entering new markets or introducing new products;

•	the risks of mergers, acquisitions, joint ventures and/or divestitures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to integrate operations or achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in generally accepted accounting principles and related industry practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our industry or in the rate of growth in the markets that we serve;

•	the effects of war or other conflict, acts of terrorism, natural disasters or other catastrophic events that may affect general economic conditions;

•	the effects of weather-related events that may result in property damage as well as a reduction in mortgage loan origination volume or an alteration of the timing when mortgage loans close; and

•	other factors and other information discussed in this Report, including, without limitation, those discussed under “Risk factors.”

All written or oral statements that are made by or are attributable to the Company are expressly qualified in their entirety by this cautionary notice. You should not place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made. We have no obligation and do not undertake to publicly update, revise or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

We are a Georgia corporation formed in March 2004 to (1) become the parent holding company of HBMC, a residential mortgage lender that originates loans through a retail network of stores and strategic marketing alliances, and (2) hold a leveraged portfolio of prime mortgage loans. HBMC and its predecessors have been in the residential mortgage loan origination business for over 20 years. In connection with our July 2004 initial public offering, we completed a corporate reorganization that resulted in our owning 100% of the outstanding common stock of HBMC. We intend to elect to be treated as a REIT under the Code for the tax year ended December 31, 2004. HBMC, which has elected to be a taxable REIT subsidiary, focuses its origination activities primarily on prime one-to-four family residential mortgage loans. We consider “prime” loans to be loans that satisfy our prescribed investment criteria, namely loan product type, credit scores and loan-to-value ratios. While we do not actively invest in loans or mortgage-backed securities collateralized by assets that we do not originate; we may choose do so from time to time in the future.

Our business model emphasizes retail prime residential mortgage loan originations and is built on a foundation of people dedicated to delivering the right products and consistently high levels of customer satisfaction. We believe that our goals of sustainable growth and consistent profitability can be achieved through our “Five Ps” strategy, including our strategic marketing alliances with residential realtors and home builders, and a continued focus on purchase money mortgage originations.

We seek to meet and exceed client expectations with point-of-service technology, innovative products and a consultative approach to delivering creative solutions customized to our customers’ needs.

We presently focus on select markets within the States of Georgia, Florida and North Carolina. Our goal is to focus on markets where we believe the demographics, including population growth, new one-to-four family building permits, and sales of new and existing homes, provide opportunities to originate purchase money mortgage loans in sufficient volume to support our offices and growth objectives. For example, the MBA reported on March 12, 2004, that the greater-Atlanta area led the nation in single family permits for 13 consecutive years, beginning in 1991. We intend to expand our business further into specific markets in Georgia, Florida and North Carolina, as well as in to South Carolina, Tennessee and the Washington, D.C. metropolitan area.

Our business is founded upon what we call the “Five Ps” strategy—People, Process, Product offerings, Purchase money mortgage originations and Profitability.

People.    We believe that the success of our organization begins with our people and their ability to provide quality customer service. Focusing on our people, we seek to recruit, train and retain only the highest quality people to provide outstanding customer service. Each of our associates completes a recruitment pre-screening exam. We have a comprehensive nine-week Professional Sales Development “boot camp” for sales associates and a seven-week Operations Training and Certification program for operations associates. Our Office of People and Culture is responsible for creating a culture based on ethics and the development and satisfaction of our employees. We are ranked 20th on FORTUNE Magazine’s 2005 list of the “100 Best Companies To Work For.”

Process.    We believe that our emphasis on customer satisfaction is one of the principal reasons that customers select us to satisfy their mortgage loan needs. We also believe that a high level of job satisfaction among our associates results in a higher degree of customer satisfaction. We provide a Customer Service Guarantee, where we offer an unconditional refund of our application fee if, after closing, our customers are dissatisfied for any reason. In addition, we enhance our profile, visibility and reputation through our community service, which includes fund-raising activities for the American Cancer Society and our significant involvement with Habitat for Humanity.

Product Offerings.    We offer a wide variety of fixed- and adjustable-rate residential mortgage loan products to meet our different market and customer needs. We originate FNMA/FHLMC mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, which includes construction-to-permanent and second lien mortgage loans (generally in connection with first lien mortgage loans) nonconforming loans and a limited volume of sub-prime mortgage loans. In each case, we apply our loan underwriting guidelines and practices and other quality control measures to seek better returns and consistency through our origination process. We utilize a proprietary point-of-sale technology called Loan Advisor which enables us to employ a consultative selling approach that we believe enables us to offer our products to customers more effectively than many of our competitors. We also aggressively market our brand name and product offerings in each of our markets to develop an identity that is unique and to enhance our visibility and customer loyalty.

Purchase Money Mortgage Originations.    We generally focus on originating prime one-to-four family purchase money mortgage loans, rather than mortgage refinancings. During 2003, based upon principal balance, approximately 67% of our mortgage loan originations were purchase money mortgage loans, compared to an industry average of 34% according to the MBA. During 2004, purchase money mortgages represented 80% of our total originations, compared to an industry average of 55%. Our purchase money mortgage loans have represented approximately two-thirds of our annual mortgage loan production since 2001. Purchase money mortgage originations have grown from $2.7 billion in 2001 to $4.5 billion in 2004. During 2004, we originated over $5.6 billion of mortgage loans, including approximately $4.5 billion in purchase money originations and $1.1 billion in refinancing originations, as compared to total loan originations of $5.9 billion, including $3.9 billion and $2.0 billion, respectively, of purchase money and refinancing originations during 2003.

Through HBMC, we originate residential mortgage loans through 21 stores and, as of December 31, 2004, 138 store-in-store locations in the offices of our realtor strategic alliance partners, located in the states of Georgia, Florida and North Carolina. In addition to utilizing traditional retail mortgage loan origination channels, our purchase money mortgage origination strategy focuses on developing and expanding our strategic marketing alliances with residential realtors and home builders who have a significant presence in their markets. As of December 31, 2004, we had 197 strategic marketing alliances, 85 of which were with residential realtors and 112 of which were with home builders. Upon entering into these alliances, we typically experience a delay in the origination of loans, which lags the underlying contractual payments, particularly in the case of our builder alliances. We believe our growing number of strategic marketing alliances directly accounted for more than 36% of our purchase money mortgage loan originations during both 2003 and 2004.

Profitability.    We believe that our focus on people development and our customer-oriented process, coupled with our product offerings and our emphasis on purchase money mortgage loans, distinguish our company and drive our profitability. We use REIT taxable income as the basis for establishing the amount of dividends payable to holders of our common stock. REIT taxable income is not a financial measure under GAAP. The most comparable GAAP measure is consolidated GAAP net income. Although we may continue to have REIT taxable income in future periods, we presently expect that, for the near term, we will continue to have a consolidated GAAP net loss.

Prior to our initial public offering and reorganization, HBMC sold substantially all of the mortgage loans that it originated to third parties in whole loan and securitized form. Following our initial public offering, we have continued to sell a majority of the fixed-rate mortgage loans that we originate. We believe that, due to the complexity of some interest-only, adjustable-rate mortgage loan products, the secondary whole loan mortgage market does not always accurately reflect their value. Therefore, following our initial public offering, we have retained prime, adjustable-rate mortgage loans that meet our investment criteria, including interest-only mortgage loans, to more fully realize their value. We service the loans that we hold for investment.

At December 31, 2004, we held a portfolio of mortgage loans with an aggregate principal amount of approximately $2.9 billion, the majority of which was comprised of adjustable-rate mortgage loans with rates based on LIBOR. Based upon the principal amount outstanding, 49.2% of the loans in the portfolio are comprised of six-month LIBOR loans and closed-end second lien loans, which have interest rates that adjust every six months; 32.1% consist of three-year fixed/six-month interest-only, five-year fixed/six-month interest-only, seven-year fixed/six-month interest-only and ten-year fixed/six-month interest-only hybrid loans, which have a fixed interest rate for three to ten years, and then adjust every six months thereafter; 17.5% are comprised of one-month LIBOR loans, which have interest rates that adjust monthly; and the remaining 1.2% is comprised of interest-only construction-to-permanent loans that are either prime-rate based loans, which adjust monthly, LIBOR-based loans, which adjust every six months, or loans that are fixed for five years and then adjust every six months thereafter.

Our Industry and Market Opportunity

The residential mortgage loan market is the largest consumer finance market in the United States. According to the Mortgage Originations report from the MBA, lenders in the United States originated more than $3.8 trillion in one-to-four family mortgage loans in 2003. In its March 14, 2005 Mortgage Finance Forecast, the MBA estimates that mortgage loan volumes declined to $2.8 trillion in 2004, and will decline further in 2005. For the year ended December 31, 2004, according to information on the MBA’s Internet website, actual total mortgage originations had fallen 27% when compared to the same period in 2003. These declines are attributable to the decline in the volume of refinancings of existing loans relative to 2003. The MBA also estimates that purchase money mortgage loan volume, representing our primary focus, increased in 2004 to $1.5 trillion from $1.3 trillion in 2003, and is expected to remain relatively constant in 2005. Additionally, the report estimates that adjustable-rate mortgage loan originations represented 37% of total loan volume in 2004, up from 19% in 2003.

Generally, the residential mortgage industry consists of a wide variety of brokers, banks, thrifts and securities firms operating in local, regional and national markets. Many specialize in conforming loans, jumbo loans or loans with special credit characteristics, such as “subprime” loans. Our industry, including other mortgage REITs, Internet-based lending companies and finance and mortgage banking companies, is extremely competitive, due to relatively low entry barriers, the ability of competitors to offer lower interest rates and fees, or operate with less stringent underwriting standards to attract customers, and the ability of many lenders to participate in our industry on an opportunistic basis. We believe that our reputation, our focus on high-quality prime residential mortgage loans, our customer service and strategic marketing alliances with realtors and home builders, and our experience with credit evaluation and risk-based pricing, will, over time, provide us with significant advantages over many of our competitors. “Risk-based pricing” means that we charge more for loans that we believe pose greater risks.

Our Competitive Advantages

We believe that we enjoy several key competitive advantages that enable us to successfully implement our business strategy. These competitive advantages include:

•	our dedication to recruiting, training, skills development and job satisfaction of our associates;

•	an experienced executive management team;

•	our strong commitment to customer service, as evidenced by our Customer Service Guarantee;

•	our broad range of mortgage loan products that provides our customers with a variety of options and fulfills a spectrum of needs;

•	our strategic marketing alliances with residential realtors and home builders that provide us with a relationship-based, point-of-sale network of purchase money residential mortgage loan originations;

•	our direct origination model through HBMC, which provides us with advantages over many of our competitors who have no direct mortgage loan origination capabilities; and

•	our strategy of retaining prime adjustable-rate and hybrid mortgage loans in our portfolio funded by adjustable-rate debt, which facilitates our ability to manage our interest rate risk.

We believe our associates and their training and our direct origination model facilitate production of a larger proportion of adjustable rate loans.

Our Loan Products

Our focus is on originating prime residential mortgage loans at HBMC. The following summarizes the fixed-rate and adjustable-rate residential mortgage loans that HBMC originates, with percentages based on total loan originations:

•	Prime First Mortgage Loans. We refer to prime credit quality, first-lien mortgage loans secured by one-to-four family residences as “prime first mortgage loans.” During 2003, prime first mortgage loans represented 93.6% of HBMC’s total mortgage loan production by principal balance. During 2004, prime first mortgage loans represented 90.8% of HBMC’s total mortgage loan production by principal balance. Prime first mortgage loans consist of conventional mortgage loans along with Federal Housing Administration/Veterans Administration-qualified mortgage loans, representing 88.1% and 5.4%, respectively, of HBMC’s total mortgage loan production by principal balance during 2003 and 87.6% and 3.2%, respectively, during 2004. “Conventional” mortgage loans include:

•	“conforming loans,” which are loans qualifying for sale to Fannie Mae or Freddie Mac or inclusion in mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac, and which represented 30.0% of HBMC’s total mortgage loan production by principal balance during 2003 and 16.8% during 2004; and

•	“nonconforming loans,” which are loans that do not meet Fannie Mae or Freddie Mac guidelines due to loan size limits, which are currently $359,650 for one family residences, or other underwriting parameters, and which represented 58.1% of HBMC’s total mortgage loan production by principal balance during 2003 and 70.8% during 2004. As a subset of our nonconforming loans, we also offer an “Alt-A” adjustable-rate mortgage loan product with a reduced documentation feature that we offer to borrowers who satisfy prescribed FICO, LTV and loan purpose criteria.

•	Prime Second Mortgage Loans. We refer to prime credit quality loans secured by second liens on one-to-four family residences, including home equity lines of credit, as “prime second mortgage loans.” Prime second mortgage loans are customarily originated in connection with first lien mortgage loans that we originate. Prime second mortgage loans comprised approximately 4.0% of HBMC’s total mortgage loan production by principal balance during 2003 and 7.1% during 2004. The increase in 2004 is due to our introduction in June 2004 of a new closed-end second mortgage loan, offered with a first mortgage loan, with rates that adjust based on six-month LIBOR.

•	Prime Construction-To-Permanent Loans. HBMC also originates a limited amount of “construction-to-permanent” mortgage loans, which represented 1.6% of HBMC’s total mortgage loan production by principal balance during 2003 and 1.1% during 2004. These loans provide qualified borrowers with construction loans that become permanent mortgage loans upon completion of the construction of the property. Once the construction phase is complete and the loan converts to a permanent mortgage, we include it in one of the preceding categories.

•	Subprime Mortgage Loans. The industry refers to first lien mortgage loans secured by one-to-four family residences to individuals with less than “prime” credit, based on a variety of factors including borrower FICO scores and the secondary mortgage loan market purchasers’ purchase and pricing criteria, as “subprime mortgage loans.” Subprime mortgage loans, which we refer to internally as “specialty lending loans” represented approximately 0.7% of HBMC’s total mortgage loan production by principal balance during 2003 and 1.0% during 2004. We seek to reduce repurchase risk by requiring that these loans are underwritten by our investors prior to closing.

Prior to our initial public offering, HBMC sold substantially all of the mortgage loans that it originated to unaffiliated third parties, with the exception of construction-to-permanent loans (which, prior to 2003, generally were not sold during the construction phase), as described below:

•	Prime Mortgage Loans. Prime first and prime second mortgage loans have been sold to third parties on a whole loan basis, generally within 60 days after funding. Substantially all conforming mortgage loans have been pooled into mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac, and the securities then have been sold to third parties, generally within 30 days after funding. Since our initial public offering, a significant portion of prime nonconforming mortgage loans meeting our investment criteria have been sold to HomeBanc Corp. or our qualified REIT subsidiaries, which hold these as loans held for investment.

•	Prime Construction-To-Permanent Loans. In 2003, we from time to time sold construction-to-permanent loans to third parties on a whole loan basis during the construction phase of the loans, as a means of generating cash flow. During 2003, we sold construction-to-permanent loans with an aggregate committed balance of $181.4 million to third parties. Following our initial public offering, however, we began to retain some of the construction-to-permanent loans that we originated. During 2004, we sold construction-to-permanent loans with an aggregate committed balance of $66.8 million to third parties.

•	Subprime Mortgage Loans. Subprime mortgage loans have been sold to third parties on a whole loan basis, generally within 30 days after funding.

Subject to customary representations and warranties by HBMC as seller, substantially all of the loans described above are sold on a non-recourse basis. Accordingly, credit losses are generally absorbed by the whole loan purchaser, the security guarantor, the mortgage insurer, holders of the subordinated tranches of any securitizations, HUD or the Veterans Administration “VA”.

HBMC continues to originate the mortgage loans described above. Generally, fixed-rate, FHA/VA and subprime mortgage loans are sold to third parties on a whole loan basis, or through a mortgage-backed security consistent with our current practices. Those mortgage loans not sold to third parties are sold to HomeBanc Corp. or one of our qualified REIT subsidiaries, generally within 10 days after funding. We presently expect that the loans sold to us by HBMC primarily are and will continue to be comprised of adjustable-rate prime first and second mortgage loans, including the following:

•	one-month LIBOR and six-month LIBOR interest-only adjustable-rate mortgages, or “ARMs;”

•	three-year fixed/six-month LIBOR adjustable rate, five-year fixed/six-month LIBOR adjustable-rate and seven-year fixed/six-month LIBOR adjustable-rate mortgages, which we refer to as “hybrid ARMs;”

•	construction-to-permanent loans; and

•	adjustable-rate prime second mortgage loans.

For our hybrid mortgage loan products, the interest-only period is either equal to the fixed rate period for that mortgage loan—for example, 3, 5 or 7 years in the case of our 3-year fixed/6-month interest-only, 5-year fixed/6-month interest-only and 7-year fixed/6-month interest-only mortgage loan products, respectively—or is equal to 10 years. In general, the interest-only period of hybrid mortgage loans that we originated prior to December 2004 is equal to the fixed rate period for that mortgage loan, and the interest-only period of hybrid mortgage loans that we originate during and after December 2004 will be equal to 10 years.

Our change in strategy following our initial public offering and reorganization has had the following principal effects:

•	we continue to realize gain on sale income from fixed-rate and other mortgage loans we originate for resale to third parties;

•	we no longer realize gain on sale income from adjustable-rate loans we originate for our own account;

•	in the near term, our interest expense has been reduced as we have used the proceeds of our recent public offerings;

•	over time, our interest expense will increase as we use leverage, including mortgage-backed securitizations, to fund anticipated growth in our portfolio of retained mortgage loans;

•	interest income and provision for loan losses will increase as we hold increasing amounts of mortgage loans in our portfolio;

•	our assets will increase as our loan portfolio grows, which will require funding from equity and debt, as necessary; and

•	as assets increase, we will have to increase our Allowance to reflect the larger amount of assets and related risks.

The following tables detail the wide variety of mortgage loan types originated by HBMC to meet different market and customer needs, as measured by principal balance. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

	2004		2003		2002
Loan Type	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Conforming mortgage loans	$943,144	16.8%	$1,776,509	30.0%	$1,363,035	27.1%
Nonconforming mortgage loans:
1-month interest-only adjustable-rate	615,976	11.0	290,673	4.9	570,942	11.4
6-month interest-only adjustable-rate	1,766,093	31.4	1,974,789	33.4	1,716,701	34.2
3-year fixed/6-month interest-only adjustable-rate	359,340	6.4	28,482	0.5	—	0.0
5-year fixed/6-month interest-only adjustable-rate	920,036	16.4	165,060	2.8	57,579	1.1
7-year fixed/6-month interest-only adjustable-rate	96,704	1.7	54,529	0.9	14,952	0.3
All other nonconforming mortgage loans	222,085	3.9	927,298	15.7	417,023	8.3

Total nonconforming mortgage loans(1)	3,980,234	70.8%	3,440,831	58.1%	2,777,197	55.3%
FHA- and VA-qualified mortgage loans	180,718	3.2	321,078	5.4	540,895	10.8
Second lien mortgage loans	396,581	7.1	239,634	4.0	199,885	4.0
Construction-to-permanent loans	64,092	1.1	92,010	1.6	88,996	1.8
Subprime loans	56,911	1.0	44,394	0.7	28,245	0.6
Other	1,554	0.0	5,577	0.1	22,596	0.5

Total(1)	$5,623,234	100.0%	$5,920,034	100.0%	$5,020,849	100.0%

Total adjustable-rate loans	$4,465,628	79.4%	$3,295,500	55.7%	$3,018,672	60.1%
Total fixed-rate loans	1,157,606	20.6	2,624,534	44.3	2,002,177	39.9

Total(1)	$5,623,234	100.0%	$5,920,034	100.0%	$5,020,849	100.0%

(1)	Slight variations in totals are due to rounding.

The “Other” loans are comprised primarily of state and local housing finance authority loans.

We adjust our product mix from time to time to meet customer preferences, investor preferences, competition, and pricing and changes in interest rates and our markets. Changes in interest rates and the yield curve can also result in changes in consumer and investor preferences between fixed-rate and adjustable-rate mortgage loans and gain on sale and other revenue, including net interest income.

Analysis of Our Loan Originations

Geographic Concentration

As of December 31, 2004, HBMC was licensed or qualified to do business in 10 states. At that date, HBMC had 1,262 employees at 21 store locations and 138 realtor store-in-store locations. During 2004, 2003 and 2002, HBMC’s loan origination volume, as measured by principal balance, came from the following states. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

	Years Ended December 31,
	2004		2003		2002
State	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Georgia	$2,715,237	48.3%	$3,278,403	55.4%	$3,220,963	64.1%
Florida	2,661,818	47.3	2,463,072	41.6	1,736,814	34.6
North Carolina	204,117	3.6	143,519	2.4	29,326	0.6
Other	42,062	0.7	35,041	0.6	33,747	0.7

Total(1)	$5,623,234	100.0%	$5,920,034	100.0%	$5,020,849	100.0%

(1)	Slight variations due to rounding.

The “Other” category in the tables above includes loans originated in South Carolina, Tennessee, Alabama, Mississippi and Colorado.

Historically, HBMC’s production has been geographically concentrated in Georgia but recently has become more diversified, as shown above. Our goal is to continue this geographic diversification, and we presently are targeting, on a long-term basis, to achieve production levels of approximately one-third in Georgia, one-third in Florida and one-third in all other markets, based upon principal balance of mortgage loan originations.

Credit Scores

The individual credit scores of borrowers assist a lender in assessing the quality of loans. When underwriting a potential mortgage loan, we obtain credit scores for borrowers based on their credit reports. Credit reports detail credit history, including existing and previously repaid debt, and payment history on each obligation. The four principal reporting agencies maintain historical data and provide credit reports for borrowers. The scoring model that is used most often for borrower credit scores is the Fair Isaac Corporation score, or FICO score, which is a three-digit number ranging from 300 to 850 and is based on payment histories, amounts owed, length of credit history, new credit and types of credit use.

The higher the credit score, the more favorably lenders look upon the borrower as a credit risk. Each of the primary credit repositories produce their own score based on the data they have on a potential borrower. In determining whether to make a loan, we use the middle score produced by the principal reporting agencies, which is the score remaining after eliminating the highest and lowest scores.

The tables below show the percentage of mortgage loans, as measured by principal balance, originated by HBMC in each specific middle FICO score range for the years ended December 31, 2004, 2003 and 2002, divided into first lien mortgages and second lien mortgages. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

First Lien Mortgages

	Years Ended December 31,
	2004		2003		2002
FICO Score(1)	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
800+	$109,648	2.1%	$124,969	2.2%	$110,882	2.3%
775 – 799	665,051	12.7	710,050	12.5	597,800	12.4
750 – 774	888,981	17.1	885,733	15.6	795,459	16.5
725 – 749	837,296	16.0	886,142	15.6	723,145	15.0
700 – 724	867,692	16.6	829,338	14.6	670,114	13.9
675 – 699	723,758	13.8	749,813	13.2	641,188	13.3
650 – 674	586,943	11.2	641,885	11.3	515,843	10.7
625 – 649	233,188	4.5	369,226	6.5	366,393	7.6
Below 625	275,232	5.3	431,710	7.6	332,647	6.9
No score available	38,864	0.7	51,533	0.9	67,493	1.4

Total(2)	$5,226,653	100.0%	$5,680,400	100.0%	$4,820,964	100.0%

(1)	The credit scores are based on the scoring methodologies applied by Fair Isaac Corporation.

(2)	Slight variations in totals are due to rounding.

Second Lien Mortgages

	Years Ended December 31,
	2004		2003		2002
FICO Score(1)	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
800+	$6,512	1.6%	$4,313	1.8%	$3,398	1.7%
775–799	47,876	12.1	25,641	10.7	22,587	11.3
750–774	70,795	17.9	44,093	18.4	39,577	19.8
725–749	75,367	19.0	45,530	18.9	38,178	19.1
700–724	79,904	20.1	43,853	18.3	37,978	19.0
675–699	67,913	17.1	45,291	18.9	33,980	17.0
650–674	43,484	11.0	26,839	11.2	18,989	9.5
625–649	2,391	0.6	3,467	1.5	4,597	2.3
Below 625	707	0.2	128	0.1	400	0.2
No score available	1,632	0.4	479	0.2	200	0.1

Total(2)	$396,581	100.0%	$239,634	100.0%	$199,885	100.0%

(1)	The credit scores are based on the scoring methodologies applied by Fair Isaac Corporation.

(2)	Slight variations in totals are due to rounding.

In 2004, 2003 and 2002, the weighted average middle FICO score (to the extent received by us) was 717, 713 and 713, respectively, for first lien mortgages and 726, 725 and 725, respectively, for second lien mortgages. Many of our loans to borrowers with FICO scores below 650 are originated by us and insured by the Federal Housing Administration, guaranteed by the Veterans Administration, or sold to Fannie Mae, Freddie Mac or private investors, and consequently are not considered “subprime” by us.

Loan-To-Value Ratios

The loan-to-value ratio, or “LTV,” of a loan is an important way for originators and loan investors to determine and evaluate the risk of a particular loan. We compute the loan’s LTV as the original loan balance divided by the appraised value of the property or the contract sales price, whichever is lower. For example, a loan is said to have an 80% LTV if a home was purchased for $100,000 and the loan amount specific to that property is $80,000. With respect to our second-lien mortgages, we compute the loan’s combined loan-to-value, or “CLTV,” as the sum of the original loan balances of the first and second mortgages divided by the appraised value of the property or the contract sales price, whichever is lower. For example, a loan is said to have a 95% CLTV if a home was purchased for $100,000, the loan amount of the first mortgage specific to that property is $80,000 and the loan amount of the second mortgage specific to that property is $15,000. Both examples assume that the appraised value of the home is $100,000 or greater.

For the years ended December 31, 2004, 2003 and 2002, HBMC’s first lien mortgage loan origination volume, as measured by principal balance, contained loans within the following LTV ranges. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

First Lien Mortgages

	Years Ended December 31,
	2004		2003		2002
LTV	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
50% or less	$139,605	2.7%	$255,550	4.5%	$221,764	4.6%
50.01 – 60%	163,376	3.1	255,511	4.5	231,406	4.8
60.01 – 70%	369,473	7.1	568,040	10.0	424,245	8.8
70.01 – 75%	314,242	6.0	437,391	7.7	409,782	8.5
75.01 – 80%	3,256,927	62.3	2,522,273	44.4	2,063,373	42.8
80.01 – 85%	57,406	1.1	85,206	1.5	101,240	2.1
85.01 – 90%	263,433	5.0	386,267	6.8	342,288	7.1
90.01 – 95%	278,468	5.3	426,030	7.5	453,171	9.4
95.01% or more	383,723	7.4	744,132	13.1	573,695	11.9

Total(1)	$5,226,653	100.0%	$5,680,400	100.0%	$4,820,964	100.0%

(1)	Slight variations in totals are due to rounding.

In 2004, 2003 and 2002, the weighted average first lien mortgage LTV was 79.4%, 79.3% and 79.4%, respectively. In connection with our first lien mortgage loan originations, we actively pursue concurrent second lien mortgage loans sought by our customers to complete their home purchases. During each of 2004, 2003 and 2002, second lien mortgage loan originations were $396.6 million, $239.6 million and $199.9 million, respectively, which represented 7.1%, 4.0% and 4.0%, respectively, of total mortgage loan originations, by principal balance. The weighted average second lien mortgage combined LTV for 2004, 2003 and 2002 was 93.0%, 92.6% and 88.9%, respectively.

Property Types

Since December 31, 2000, all of the mortgage loans originated by HBMC have been secured by residential property as collateral. The following tables show the percentage of loans originated by HBMC by property type, as measured by principal balance, for the years ended December 31, 2004, 2003 and 2002. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

	Years Ended December 31,
	2004		2003		2002
Property Type	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Single family detached residences	$2,226,899	39.6%	$2,521,934	42.6%	$2,103,736	41.9%
2-4 family residences	70,876	1.3	47,360	0.8	35,146	0.7
Condominium / Cooperative apartment	655,519	11.7	509,123	8.6	401,668	8.0
Planned unit development(1)	2,638,206	46.9	2,817,936	47.6	2,465,237	49.1
Other / Townhouse	31,734	0.6	23,680	0.4	15,063	0.3

Total(2)	$5,623,234	100.0%	$5,920,034	100.0%	$5,020,849	100.0%

(1)	Represents individual properties in a single-family residential development with common areas maintained by a residential association.

(2)	Slight variations in totals are due to rounding.

Loan Balances

During the years ended December 31, 2004, 2003 and 2002, the first and second lien mortgage loan origination volume of HBMC, as measured by principal balance, was comprised of loans with original principal balances within the following ranges. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

First Lien Mortgages

	Years Ended December 31,
	2004		2003		2002
Principal Amount of Loan	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
$100,000 or less	$321,502	6.2	$415,805	7.3	$294,561	6.1
$100,001 – $150,000	1,086,640	20.8	1,315,013	23.2	1,143,533	23.7
$150,001 – $200,000	957,785	18.3	1,178,683	20.8	969,978	20.1
$200,001 – $300,000	1,223,180	23.4	1,265,593	22.3	1,041,810	21.6
$300,001 – $400,000	604,136	11.6	578,265	10.2	503,791	10.5
$400,001 – $500,000	339,349	6.5	298,221	5.3	265,635	5.5
$500,001 – $600,000	199,806	3.8	189,157	3.3	155,717	3.2
$600,001 – $700,000	142,323	2.7	126,673	2.2	108,954	2.3
$700,001 – $800,000	73,677	1.4	82,366	1.5	81,956	1.7
$800,001 – $900,000	55,495	1.1	39,195	0.7	42,907	0.9
$900,001 – $1,000,000	81,830	1.6	60,780	1.1	35,675	0.7
$1,000,001 – $1,500,000	98,321	1.9	88,046	1.6	87,259	1.8
$1,500,001 – $2,000,000	29,301	0.6	31,242	0.6	32,783	0.7
$2,000,001 or higher	13,308	0.3	11,361	0.2	56,405	1.2

Total(1)	$5,226,653	100.0	$5,680,400	100.0	$4,820,964	100.0

(1)	Slight variations in totals are due to rounding.

Second Lien Mortgages

	Years Ended December 31,
	2004		2003		2002
Principal Amount of Loan	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
$15,000 or less	$9,851	2.5	$3,451	1.5	$2,618	1.3
$15,001 – $20,000	13,168	3.3	6,542	2.7	6,057	3.0
$20,001 – $30,000	60,594	15.3	38,294	16.0	31,042	15.5
$30,001 – $40,000	78,668	19.8	46,681	19.5	35,979	18.0
$40,001 – $50,000	56,179	14.2	36,808	15.4	31,782	15.9
$50,001 – $60,000	41,630	10.5	24,874	10.4	20,928	10.5
$60,001 – $70,000	29,581	7.5	17,278	7.2	14,871	7.4
$70,001 – $80,000	24,486	6.2	14,067	5.9	12,633	6.3
$80,001 – $90,000	15,138	3.8	9,585	4.0	8,915	4.5
$90,001 – $100,000	19,119	4.8	13,851	5.8	14,692	7.4
$100,001 – $125,000	14,833	3.7	9,250	3.9	3,398	1.7
$125,001 – $150,000	14,257	3.6	10,616	4.4	5,597	2.8
$150,001 or higher	19,077	4.8	8,339	3.5	11,373	5.7

Total(1)	$396,581	100.0	$239,634	100.0	$199,885	100.0

(1)	Slight variations in totals are due to rounding.

In 2004, 2003 and 2002, the average principal balance of the loans that HBMC originated was $196,486, $183,473 and $183,922, respectively, for first lien mortgages, and $41,028, $42,756 and $43,120, respectively, for second lien mortgages.

Our Mortgage Loans Held for Investment

The following tables provide information about our mortgage loans held for investment at December 31, 2004. The second lien mortgages are closed-end loans made in connection with a first lien mortgage loan in the same property.

The loans are shown by product type below:

	As of December 31, 2004
Loan Type	Dollars (000s)	% of Loans
1 month interest-only, adjustable rate	$512,836	17.5%
6 month interest-only, adjustable rate	1,299,387	44.2
3-year fixed/6-month interest-only, adjustable rate	242,394	8.3
5-year fixed/6-month interest-only, adjustable rate	640,592	21.8
7-year fixed/6-month interest-only, adjustable rate	61,506	2.1
10-year fixed/6-month interest-only, adjustable rate	1,225	0.0
Second lien mortgage loans	137,472	4.7
Construction-to-permanent loans	41,744	1.4

Total(1)	$2,937,156	100.0%

(1)	Slight variations in totals are due to rounding.

Our mortgage loans held for investment also have the following terms:

•

Our one-month interest-only, adjustable-rate mortgage loans have an initial interest rate cap equal to the initial interest rate plus 5%; after the first month, the interest rate cap is equal to the then current interest rate on the mortgage loan plus 5%. These mortgage loans have a lifetime cap equal to the greater of 12% or the initial interest rate plus 5% and have a floor equal to the margin specified in the applicable mortgage loan documentation.

•	Our six-month interest-only, adjustable-rate mortgage loans have two options available for a borrower with respect to the caps and floor. Either the loans (1) have the same initial, periodic and lifetime caps and floor as our one-month interest-only adjustable-rate mortgage loans; or (2) have an initial cap equal to the initial interest rate plus 1%; have a periodic cap every six months equal to the then current interest rate on the mortgage loan plus 1%; have a lifetime cap equal to the greater of 12% or the initial interest rate plus 5%; and have a floor equal to the margin specified in the applicable mortgage loan documentation.

•	Our three-year fixed/six-month interest-only, adjustable-rate, our five-year fixed/six-month interest-only, adjustable-rate and our seven-year fixed/six-month interest-only, adjustable-rate mortgage loans have no initial or periodic caps; have a lifetime cap equal to the greater of 13% or the initial interest rate plus 6%; and have a floor equal to the greater of the initial interest rate less 6% or the margin specified in the applicable mortgage loan documentation.

•	Our one-month interest-only, adjustable-rate mortgage loans and our six-month interest-only, adjustable-rate mortgage loans cannot be assumed by any third party.

•	Our three-year fixed/six-month interest-only, adjustable-rate, our five-year fixed/six-month interest-only, adjustable-rate and our seven-year fixed/six-month interest-only, adjustable-rate mortgage loans may be assumed only by fully qualified borrowers and only after the interest-only fixed period of the mortgage loan.

In addition, none of our mortgage loans held for investment have any conversion options or prepayment penalties.

The following shows the loans by state where the properties are located:

	As of December 31, 2004
State	Dollars (000s)	% of Loans
Florida	$1,448,758	49.3%
Georgia	1,347,644	45.9
North Carolina	113,218	3.9
Other	27,536	0.9

Total(1)	$2,937,156	100.0%

(1)	Slight variations in totals are due to rounding.

The following shows the LTVs for the first lien mortgage loans held for investment and CLTVs for the second lien mortgage loans held for investment:

First Lien Mortgages

	As of December 31, 2004
LTV	Dollars (000s)	% of Loans
50% or less	$59,224	2.1%
50.01 – 60%	72,041	2.6
60.01 – 70%	179,766	6.4
70.01 – 75%	192,625	6.9
75.01 – 80%	2,105,968	75.2
80.01 – 90%	104,793	3.7
90.01 – 95%	83,851	3.0
95.01% or more	1,418	0.1

Total(1)	$2,799,685	100.0%

Weighted average first lien LTV	77.88%

(1)	Slight variations in totals are due to rounding.

Second Lien Mortgages

	As of December 31, 2004
CLTV	Dollars (000s)	% of Loans
50% or less	$9,957	7.2%
50.01 – 60%	—	0.0
60.01 – 70%	227	0.2
70.01 – 75%	256	0.2
75.01 – 80%	755	0.5
80.01 – 90%	26,691	19.4
90.01 – 95%	18,761	13.6
95.01% or more	80,824	58.9

Total(1)	$137,471	100.0%

Weighted average second lien CLTV	91.74%

(1)	Slight variations in totals are due to rounding.

The following shows the FICO scores for the mortgage loans held for investment:

First Lien Mortgages

	As of December 31, 2004
FICO Score(1)	Dollars (000s)	% of Loans
800+	$54,964	2.0%
775 – 799	378,221	13.5
750 – 774	539,699	19.3
725 – 749	513,209	18.3
700 – 724	563,954	20.1
675 – 699	413,619	14.8
650 – 674	309,965	11.1
649 or below	14,870	0.5
No score available	11,184	0.4

Total(2)	$2,799,685	100.0%

Weighted average middle FICO score	726

(1)	The credit scores are based on the scoring methodology applied by Fair Isaac Corporation.

(2)	Slight variation in totals are due to rounding.

Second Lien Mortgages

	As of December 31, 2004
FICO Score(1)	Dollars (000s)	% of Loans
800+	$2,609	1.9%
775 – 799	18,140	13.2
750 – 774	27,574	20.1
725 – 749	30,177	21.9
700 – 724	29,469	21.4
675 – 699	23,071	16.8
650 – 674	5,827	4.2
649 or below	100	0.1
No score available	504	0.4

Total(2)	$137,471	100.0%

Weighted average middle FICO score	730

(1)	The credit scores are based on the scoring methodology applied by Fair Isaac Corporation.

(2)	Slight variation in totals are due to rounding.

The following shows the mortgage loans held for investment by property type:

	As of December 31, 2004
	Dollars (000s)	% of Loans
Single family detached residences	$1,117,491	38.0%
2 – 4 family residences	43,827	1.5
Condominium / Cooperative apartments	371,403	12.7
Planned unit development	1,389,117	47.3
Other / Townhouse(1)	15,318	0.5

Total(2)	$2,937,156	100.0%

(1)	Represents individual properties in a single-family residential development with common areas maintained by a residential association.

(2)	Slight variation in totals are due to rounding.

The following shows the principal balance of the mortgage loans held for investment as of December 31, 2004:

First Lien Mortgages

	As of December 31, 2004
Principal Amount of Loan	Dollars (000s)	% of Loans
$100,000 or less	$121,767	4.3%
$100,001 – $150,000	486,021	17.4
$150,001 – $200,000	428,365	15.3
$200,001 – $300,000	672,056	24.0
$300,001 – $400,000	365,121	13.0
$400,001 – $500,000	242,413	8.7
$500,001 – $600,000	136,305	4.9
$600,001 – $700,000	99,022	3.5
$700,001 – $800,000	54,911	2.0
$800,001 – $900,000	35,784	1.3
$900,001 – $1,000,000	46,790	1.7
$1,000,001 – $1,500,000	77,719	2.8
$1,500,001 or higher	33,411	1.1

Total(1)	$2,799,685	100.0%

Average balance	$219,638

(1)	Slight variation in totals are due to rounding.

Second Lien Mortgages

	As of December 31, 2004
Principal Amount of Loan	Dollars (000s)	% of Loans
$10,000 or less	$507	0.4%
$10,001 – $15,000	2,960	2.2
$15,001 – $20,000	5,021	3.7
$20,001 – $30,000	21,038	15.3
$30,001 – $40,000	28,514	20.7
$40,001 – $50,000	18,670	13.6
$50,001 – $60,000	14,591	10.6
$60,001 – $70,000	10,462	7.6
$70,001 – $80,000	7,016	5.1
$80,001 – $90,000	5,627	4.1
$90,001 – $100,000	5,021	3.7
$100,001 – $125,000	6,707	4.9
$125,001 – $150,000	4,965	3.6
$150,001 or higher	6,372	4.5

Total(1)	$137,471	100.0%

Average balance	$40,397

(1)	Slight variation in totals are due to rounding.

Our Loan Underwriting Guidelines and Practices

We apply the following underwriting guidelines with respect to the mortgage loans that HBMC originates:

•	Conforming mortgage loans must comply with the guidelines established by Fannie Mae or Freddie Mac, as applicable.

•	FHA-qualified and VA-qualified mortgage loans must comply with the guidelines established by HUD and the VA.

•	Nonconforming mortgage loans, prime second mortgage loans and subprime mortgage loans must comply with guidelines that HBMC has established, which we refer to as the “HBMC underwriting guidelines.” To satisfy certain private investors, rating agencies and third-party credit enhancement providers, HBMC also may apply those parties’ pre-established guidelines.

HBMC’s underwriting guidelines are designed to facilitate funding, securitization and sale of mortgage loans in the secondary mortgage market, and we will continue to utilize these guidelines with loans that we sell or securitize.

The HBMC underwriting guidelines allow HBMC to evaluate an applicant’s credit standing, financial condition and repayment ability, as well as the value and adequacy of the mortgaged property as collateral for any loan that HBMC reviews. As part of the loan application process, the applicant is required to provide information concerning his or her assets, liabilities, income and expenses, subject to certain of the provisions below, along with an authorization permitting HBMC to obtain any necessary third-party verifications, including a credit report summarizing the applicant’s credit history. However, in some cases, loans are underwritten without the independent verification of the applicant’s stated income in the related loan application.

We seek to match the amount of disclosure required by applicants to appropriate loan products. During the years ended December 31, 2003 and 2004, we estimate that less than 10% and 20%, respectively, of HBMC’s loan origination volume, as measured by principal balance, was to borrowers who chose not to provide complete documentation, and instead chose a product with terms to reflect the reduced documentation.

In evaluating an applicant’s ability and willingness to repay the proposed loan, HBMC also reviews the applicant’s credit history and outstanding debts, as reported on the credit report that HBMC obtains. If an existing mortgage or other significant debt listed on the loan application is not adequately reported on the credit report, HBMC may request a written or oral verification of the balance and payment history of that debt from the servicer of the debt.

HBMC verifies the applicant’s liquid assets for a general indication of creditworthiness and to determine whether the applicant has adequate liquid assets to cover any required down payment, closing costs and prepaid interest, while maintaining a minimum cash reserve equal to the sum of two monthly payments.

HBMC also evaluates the applicant’s income to determine stability, probability of continuation and adequacy to service the proposed HBMC debt payment. HBMC’s guidelines for verifying income and employment of a potential borrower are generally as follows:

•	For salaried applicants, HBMC typically requires a written verification of employment from the applicant’s employer, or a copy of the applicant’s two most recent federal tax returns, a current pay stub and verbal verification of employment from the employer;

•	For non-salaried applicants, including self-employed applicants, HBMC requires copies of the applicant’s two most recent federal income tax returns, along with all supporting schedules; and

•	For self-employed applicants, HBMC also generally requires the submission of a signed profit and loss statement.

For first lien mortgage loan originations with LTVs in excess of 80%, the borrower is generally required to purchase private mortgage insurance.

In determining the adequacy of the property as collateral for the loan, an appraisal of the property conforming to Fannie Mae or Freddie Mac standards is performed by an independent appraiser approved under HBMC policy. This policy requires that appraisers be subjected to a formal approval process and that they maintain errors and omissions coverage of $1 million. The appraiser is required to inspect the property and verify that it is in good condition and that construction or renovation, if applicable, has been completed. The appraisal report indicates a value for the property and provides information concerning marketability, the neighborhood, the property site, interior and exterior improvements, and the condition of the property.

In addition to the foregoing, the approval process generally requires that the potential borrower have a total debt-service-to-income ratio, or “DTI” ratio, that typically does not exceed 45%. HBMC may raise this limit to 50% or greater if the potential borrower demonstrates satisfactory disposable income and/or other mitigating factors are present. The DTI ratio is calculated as the ratio of the borrower’s total monthly debt obligations, including, if applicable, the interest-only payments on the proposed loan, and, in the case of adjustable-rate interest-only loans, at an interest rate that is two percentage points higher than the original rate, divided by the borrower’s total verified monthly income. The required DTI ratio generally varies depending upon the LTV, the occupancy type and the level of documentation provided.

We may change our underwriting guidelines from time to time, or at any time, without shareholder approval.

Decentralized Fulfillment Model

We utilize traditional retail mortgage channels for our mortgage loan originations. Unlike many of our competitors in the mortgage industry that maintain a centralized mortgage loan origination process where sales take place at a sales office convenient to the customer but the fulfillment of the mortgage loan takes place at a centralized location for the company, we maintain a decentralized fulfillment model, including underwriting. In this decentralized model, the loan is entirely fulfilled at the point-of-sale location. We believe this decentralized process equips us with a better understanding of local market real estate conditions, and therefore speeds our customer service and strengthens our customer relationships.

Our People

Office of People and Culture

We believe that successful recruiting and associate productivity and retention are key to increased efficiency and performance in our organization. We created a department dedicated to recruiting, equipping and retaining our associates, known as the Office of People and Culture, in order to best serve what we consider one of our most important goals—achieving the satisfaction and productivity of our associates.

The Office of People and Culture oversees the recruiting, training and leadership development of our associates. This department is dedicated to associate satisfaction and associate wellness and facilitates the “career pathing” of our associates within our organization. Our positive company culture is reinforced through various programs that we provide, including the New Associate Orientation, the Associate Emergency Fund and various training programs at our own “HomeBanc Academy.”

We have received recognition for our focus on, and commitment to, our people in 2004, including being ranked 20th in the Fortune Magazine’s 2005 list of the “100 Best Companies to Work For”; ranked second on the list of the best place to work in Atlanta among companies with more than 1,000 employees by the Atlanta Business Chronicle; ranked 12th in the Orlando Sentinel listing of the “Top 100 Companies for Working Families”; and named to the Jacksonville Magazine list of the “Top 25 Companies Who Care.”

Recruitment and Hiring

As of December 31, 2004, we had 1,262 employees, whom we call our “associates.” None of our associates are represented by a union or covered by a collective bargaining agreement. We believe that we provide our associates with compensation and benefits that are competitive with industry standards. Our relations with our associates are good, and our corporate culture is very important to us.

Our recruiting program pursues intelligent, caring and talented people who we believe share our organization’s work style preferences and will contribute to overall customer satisfaction. We use an online Internet assessment tool and an in-person screening tool to assess our candidates and to provide candidates with an understanding of our employment expectations. We also ask our candidates to watch a short film about our organization and the commitments that we expect of our associates. We have found these tools to be valuable in screening and predicting a candidate’s ability to succeed in our organization.

Training

We believe that extensive education and training of our associates are important to our success in increasing productivity and achieving growth organically. We require that all new sales associates attend Professional Sales Development, or “PSD,” which is an intensive nine-week “boot camp” in which associates spend 10-12 hours per day in the classroom. Through PSD, our associates learn a wide range of information, from basic mortgage banking to advanced loan product training and from personal development to relational sales skills. Most PSD students enter our company with no mortgage background. We require associates to complete homework, practical application of concepts, field time and consistently applied testing, which helps associates retain and apply the information that they learn. Students graduating with an “A” grade on our standardized examination have consistently averaged over $10.5 million in mortgage loan production in their first 12 months in the business. In addition, Mortgage Originator magazine publishes an annual list of the top “rookie” mortgage originators nationwide, and the 2001 and 2002 lists included three and 13 PSD graduates among the top 40 and

75 “rookies of the year,” respectively. The 2003 list, which appeared in the April 2004 issue, includes 15 PSD graduates among the top 75 “rookies of the year.” If a PSD graduate leaves HBMC within the first five years of employment, he or she must reimburse HBMC training costs of up to $60,000 if he or she continues working within the mortgage lending industry.

Operations Training and Certification, or “OTC,” is a complementary program to PSD, and focuses on the operational side of the business, covering all processes from loan set-up through closing, ensuring a well-engrained customer service focus. We also offer a broad range of continuing education training in all areas of sales and operations, as well as courses in ancillary areas, such as computer training, personal development, management and leadership.

Risk Management Certification, or “RMC,” is required training for all of our underwriters, regardless of their experience level upon joining us. The basic RMC program lasts two weeks and gives a thorough introduction to our underwriting philosophy, guidelines and procedures. There is a supplementary one week RMC advanced program that focuses on government lending programs, as well as individual certification programs focused on underwriting products with layered risk.

In addition, beginning in 2005, we will conduct mandatory annual training sessions for all of our associates on regulatory compliance issues. This training includes “Compliance 101,” which focuses on regulatory compliance issues applicable to our mortgage lending operations, and training specifically related to the Sarbanes-Oxley Act of 2002 and our Code of Conduct and Ethics.

Associate and Customer Satisfaction

We believe that associate satisfaction is the key to creating and promoting customer satisfaction. We have found that satisfied associates provide superior customer service, which enhances our customer loyalty and reputation. As a result, our investment in our people and their satisfaction is key to our growth strategy.

To promote associate satisfaction, we offer a 401(k) matching contribution program, a profit sharing plan, tuition reimbursements, maternity and paternity leave programs, adoption benefits, life balance programs and corporate massage therapy. In addition, we have used our Amended and Restated 2004 Long-Term Incentive Plan to grant stock-based compensation to all employees throughout the organization in connection with our initial public offering. We also offer the Associate Emergency Fund, funded by our associates and designed especially for associates in need. This fund provides monetary assistance to our associates for unexpected medical bills, emergency travel expenses and other unforeseen circumstances, and paid time off to visit ill family members. We also celebrate an “associate appreciation month” each year, where we offer a series of events that reinforce the satisfaction of our associates. As a further associate satisfaction benefit, we also have a Corporate Chaplain who is available to our associates for funerals, weddings, counseling and other personal and professional matters.

The mission of our associates is, in turn, focused on serving others. Each month we recognize and award one associate with a service award for demonstrating high-service ethics, either within our organization or within the community. At our internal annual meeting, we recognize the current monthly service award winner, as well as the recipient of our annual customer services award.

To augment our customer service initiatives, we also offer a Customer Service Guarantee, where we offer to refund an applicant’s mortgage loan application fee if, after closing, they are dissatisfied, for any reason. We implemented our Customer Service Guarantee in December 2000, and, since that time, less than 1% of loan applicants have requested a refund of their application fee. In addition, we solicit feedback from our customers immediately after their loans close to determine whether they were satisfied by the speed, ease and responsiveness of our origination process. In 2003, 50% of our customers responded to requests for feedback, and 71% of those respondents indicated that they were “Very Satisfied,” while 22% indicated that they were “Satisfied” with the origination process. During 2004, the response rate increased to 69% with 77% of those respondents indicating that they were “Very Satisfied” and 19% indicating that they were “Satisfied” with the origination process. To assist us in providing customer satisfaction to borrowers whose mortgage loans we service, we presently anticipate that, by the end of 2005, we also will implement an annual servicing satisfaction survey similar to our origination survey.

We also annually celebrate Customer Service Week, where we sponsor a wide range of programs and activities designed to recognize and express our appreciation to selected customers and strategic marketing alliance partners. Under one of these programs, called “You Mean The World To Us,” we provide each of our regional offices the opportunity to formally acknowledge and recognize five customers or strategic marketing alliance partners—namely, a borrower, a real estate agent, a builder, an appraiser and a closing agent. To formally acknowledge these customers and strategic marketing alliance partners, we provide them with a suitable award.

Our Approach to Marketing

Advertising and Branding

Our primary marketing focus is on residential real estate agents and home builders, especially in well-established offices and new home communities. We believe that residential real estate agents and home builders play important roles in a consumer’s choice of home financing providers.

We believe that we can effectively reach out to real estate agents and home builders through our varying promotional, educational and recognition events. For example, we regularly invite nationally recognized experts in the real estate sector to meet with and educate the real estate agents with whom we do business. We also host events in each of our markets, which enable our sales associates to strengthen their relationships with real estate agents, home builders and customers.

We produce quarterly market research data to help focus our efforts on the best opportunities, and we attempt to calculate the business generated by our events and programs to determine their effectiveness. We provide personalized marketing materials and support to over 400 loan officers throughout the organization using a proprietary system that we developed, called “BizBuilder.” BizBuilder enables our associates to access historical customer databases, broken down by market area, loan officer and real estate agent. Our associates can use the print-on-demand technology of BizBuilder to efficiently coordinate small and large scale mailings with customized messages to customers and referral sources.

We also rely, to a lesser extent, on mass media advertising to promote our brand recognition and reputation. In each of our major markets, we use highly visible outdoor billboards, with messages that change approximately every four months.

Traditional Marketing Channels

We and our associates use a number of traditional marketing channels to originate leads and mortgage loans, including repeat customers, personal contacts such as friends and families, referrals from realtors, builders and other real estate professionals and other relationships outside of formal agreements, as well as advertising, brand recognition and the Internet.

Strategic Marketing Alliances

We seek exclusive multi-year relationships with our alliance partners. These relationships help us create distribution channels that strategically position us to be first in the sales cycle for realtors and home builders, providing us with a significant competitive advantage. By developing these exclusive distribution channels for purchase money mortgage loan originations, we seek to increase purchase money mortgage loan productivity and decrease the volatility of our earnings.

As part of our strategic marketing alliances, we have developed a “store-in-store” strategy, where we have a physical office within the store location maintained by our strategic alliance realtors and home builders. This store-in-store strategy enhances our visibility and access to potential customers and strengthens our relationship with our strategic marketing partners. In addition to physical presence within our strategic marketing partners’ locations, our alliances provide opportunities for co-branding and advertising within printed and other materials on signage and on our strategic marketing partners’ websites.

Our strategic marketing alliance agreements are multi-year contracts with real estate agencies and homebuilders who provide, for a flat monthly fee, marketing services to us, and, in many cases, permit us to, among other things, lease space and display signage and marketing materials in the agencies’ and builders’ retail office locations. As of December 31, 2004, we had marketing agreements with 197 real estate agencies and homebuilders and lease/sublease agreements with real estate agencies for 138 facilities. Although these alliances generally require the payment by us of equal amounts over a three-year period, it is expected that a significant portion of the benefits – namely, increased production volume – will occur during the latter part of the alliance arrangements.

Under our marketing agreements, real estate agencies and home builders:

•	allow us to place interior and exterior signage and merchandising materials in their retail offices and assist us with the placement of the signs and marketing materials;

•	provide us a presence on every page of the agency’s or builder’s website; and

•	provide information about us in all of the agency’s or builder’s print advertising.

Where the real estate agencies lease us space, including space for stores-in-store locations or desk space for our loan officers, we pay rent for such space. The leases include furnishings, utilities, copy, facsimile and telephone equipment and services, conference rooms, training, break and rest rooms, receptionist services, maintenance, parking and access to common areas.

All fees are based upon our estimates of the costs of such services and leased space in the market and are not related to, negotiated or renegotiated based upon actual volumes of mortgage loans that we make through our strategic alliance partners. These agreements are terminable for cause. We believe that these arrangements are permissible under RESPA and HUD regulations. If these laws or regulations or interpretations of these laws and regulations were to change, we believe that alternative arrangements could be made that would enable us to maintain our strategic marketing alliances.

The following table sets forth information regarding our originations resulting directly from our strategic marketing alliances:

	As of and for the Years Ended December 31,
	2004	2003	2002
Realtor strategic marketing alliance partners	85	48	20
Number of realtor store-in-store locations	138	98	48
Builder strategic marketing alliance partners	112	65	58
Originations directly resulting from strategic marketing alliances (in thousands of dollars)	$1,603,448	$1,430,164	$937,147
Period-to-period increase in dollar amount of originations	12.1%	52.6%	51.8%
Percentage of total purchase money mortgage loan originations	35.8%	36.3%	28.7%
Percentage of total mortgage loan originations	28.5%	24.2%	18.7%

HomeBanc Way II

We are developing a new comprehensive software system, called “HomeBanc Way II,” to facilitate our operations. HomeBanc Way II is a multi-year project to design and implement a new set of business processes and best practices for originating loans. The primary goals are to gain substantial improvements in operational efficiency, cost savings and a reduction of loan defects beginning in 2005. This project also includes adding the capability to deliver and store all documents electronically. The new business processes are supported by web-based architecture in a combination of purchased and self-developed components. The ultimate goal is to migrate from a variety of existing systems to a new services-based architecture that is modular in design and is developed in-house. The overall project has 15 distinct phases that are being run as separate project efforts. As of December 31, 2004, 7 of the 15 phases have been completed and put into operation at a cost of $11.8 million. We expect that the anticipated capabilities of HomeBanc Way II will significantly improve our relationships with our third-party vendors and our mortgage loan investors and purchasers.

Loan Servicing

Mortgage loan servicers receive servicing fees. The servicing fees are collected and paid from the monthly interest payments made by the mortgagors. In addition, the servicer generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees, such as late charges and reconveyance charges. The servicer generally has the right to solicit the mortgagors for other products and services, such as second mortgages and insurance, as well as a new first mortgage for those considering refinancing or purchasing a new home. Servicers often retain subservicers to perform certain servicing functions. HomeBanc Corp. retains HBMC as subservicer for its mortgage loans held for investment and pays HBMC reasonable fees for such services based on amounts that would be payable to third parties for similar services with respect to similar mortgage loans.

Prior to December 2003, HBMC did not retain the servicing for any of the mortgage loans that it sold, except for construction-to-permanent mortgage loans, which HBMC serviced during the construction phase of the loan. Commencing in December 2003, HBMC began retaining servicing for those loans that it found economically attractive to service, namely a portion of the nonconforming mortgage loans and a limited number of Fannie Mae mortgage loans, and continued to service the construction-to-permanent loans during the construction phase of these mortgage loans. In addition, HBMC generally has serviced loans that are the subject of its securitized transactions for up to 30 days after the loans are securitized.

Although we have only limited servicing experience as an organization, our servicing team currently has 26 full-time associates and one part-time associate, including four managers, each of whom has at least 15 years of mortgage servicing experience. HBMC commenced “life-of-loan” servicing in December 2003 and currently acts as subservicer for those loans that it sells to HomeBanc Corp. We are presently in the process of implementing a new mortgage servicing platform and applications suitable for servicers of private mortgage-backed securitizations in 2005 at an estimated conversion cost of approximately $0.6 million, plus customized application development costs of approximately $0.2 million. We expect the new systems will enable us to service our growing portfolio for the foreseeable future.

Our Investment Portfolio and Investment Guidelines

Mortgage loans originated by HBMC and not sold to third parties are sold to HomeBanc Corp. or its qualified REIT subsidiaries, generally within 10 days after the loan is funded. The loans sold to HomeBanc Corp. or its qualified REIT subsidiaries primarily are, and we presently expect that they will continue to be, comprised of adjustable-rate prime first and second mortgage loans, including the following:

•	one-month LIBOR and six-month LIBOR interest-only ARMs;

•	three-year fixed/six-month LIBOR adjustable-rate, five-year fixed/six-month LIBOR adjustable-rate and seven year fixed/six month LIBOR adjustable-rate, ARMs;

•	construction-to-permanent loans; and

•	adjustable-rate second mortgage loans.

HomeBanc Corp. retains the mortgage loans that it purchases from HBMC as part of its investment portfolio and finances the whole loans with its equity and debt financing, including uncommitted mortgage loan repurchase facilities, pending securitization. Our qualified REIT subsidiaries, HomeBanc Funding Corp. and HomeBanc Funding Corp. II, hold and finance mortgage loans pending securitization. HMB Acceptance Corp., another qualified REIT subsidiary, purchases mortgage loans from HomeBanc Funding Corp. and HomeBanc Funding Corp. II, and finances these purchases through securitizations and equity from HomeBanc Corp. We will continue to earn net interest margin on the entire portfolio. We presently do not intend to acquire subordinated mortgage-backed securities from any third parties for investment purposes.

We have adopted investment guidelines providing, among other things, that we will not make any investment that would cause us to fail our REIT qualifications or cause us to become an investment company. These guidelines prohibit loans to directors and executive officers and require that we hold our mortgage loans held for investment to maturity. Our investment guidelines do not restrict repurchases of our capital stock or other securities. We do not expect to underwrite the securities of others, but may, subject to approval processes, invest in controlling interests in other entities, including by exchange of our capital stock for properties of others. Our investment guidelines may be amended from time to time to reflect changing conditions and to maintain a high-quality portfolio. Such changes do not require the consent of our shareholders.

We believe that our strategy of focusing on holding a portion of the mortgage loan production of HBMC, versus purchasing mortgage loans and securities on the open market, allows us to create a better portfolio at a lower cost. We can control and monitor the origination and servicing processes, select our own products and markets, control our costs of origination and servicing, and qualify and establish direct relationships with our borrowers, without dependence upon third parties whose ability to originate and service loans may not be as good or as cost effective as ours. Our ability to originate our own loans gives us competitive advantages over mortgage loan investors who do not maintain the capability to originate mortgage loans or have direct relationships with borrowers, and whose costs and quality may vary depending upon market conditions and the originators’ available products.

Risk Evaluation

In addition to the review of credit risk that we undertake in connection with the application of our underwriting guidelines, we have established a risk management committee, a credit committee, and an asset and liability committee, or “ALCO,” in order to evaluate, manage and monitor our risks.

The ALCO oversees interest rate risk and prepayment risk associated with loans held for investment, funding and liquidity risks, controls related to each of these risks, and the development, communication and implementation of appropriate policies and strategies for managing our assets and liabilities with the goal of providing for consistency of earnings growth and adequate liquidity and capital, communicating those policies and strategies to the appropriate personnel, and monitoring compliance with these policies and strategies. The risk management committee oversees interest rate risk associated with the committed pipeline and loans held for sale, competitive risks associated with products and pricing, and the controls related to each of these risks. The credit committee oversees the development of our credit risk management policies, reserve requirements for loans that we hold for investment or that we service, the default risk on loans that we hold for investment, counter-party risk, and the controls related to each of these risks. Each of the credit committee and the risk management committee reports directly to the ALCO.

These three committees work together to utilize our risk management strengths and further our risk management initiatives, which currently include:

•	utilizing a limited group of approximately 50 appraisal companies that we have approved to maintain quality and consistency among our appraisals;

•	maintaining a rigorous certification program for our mortgage loan underwriters;

•	continual portfolio reviews of investor, HUD and mortgage insurance company data with executive management;

•	maintaining strict adherence to our underwriting guidelines, and, where appropriate, investor underwriting guidelines, that may be different from our own;

•	utilizing comprehensive third-party computer software that provides, on a dynamic basis reflecting experience, interest rate risk analysis and management, hedge position management and sensitivity analysis, best execution analysis and rate lock fallout analysis related to our interest rate lock commitments and mortgage loans held for sale;

•	maintaining a quality control program in accordance with mortgage loan investor requirements, including the use of third-party computer software to aid us in our compliance with applicable lending laws;

•	performing independent audits of loans for conformity with our underwriting guidelines utilizing various tools and information, including the “Fraud-Guard” system, and reporting the results directly to our executive management team to implement corrective measures; and

•	establishing quality and process improvement initiatives, including on-going review and redesign of aspects of our underwriting and loan processing in order to create clearer lines of accountability and potential reduction in operational risk.

Competition

We face competition from finance and mortgage banking companies, other mortgage REITs and Internet-based lending companies where entry barriers are relatively low, and banks, thrifts and securities brokers that are active in the mortgage industry. Our goal remains to expand our loan origination business further, and, as we enter new market areas, we will face a significant number of additional competitors, many of which will be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, have been established in certain market areas that we target, have far greater financial and other resources than we do and may operate nationally or over larger markets than we do. We presently do not face direct competition for mortgage loan origination from government-sponsored entities like Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which presently do not have the legal authority to originate one-to-four family residential mortgage loans. These entities do, however, have significant influence because of their dominance of the secondary markets for these loans. See “Risk factors—Our Business Would Suffer if We Are Unable to Sell or Securitize the Mortgage Loans that We Originate” and “Risk factors—We Face Competition that Could Adversely Affect Our Market Shares and Revenues.”

Our competitors can offer lower interest rates and fees, operate with less stringent underwriting standards to attract borrowers, provide enhanced convenience in obtaining a loan, emphasize customer service, focus on amounts, terms and variety of loan products, and concentrate on marketing and distribution channels. If we are faced with pervasive price competition, then we may be forced to lower the interest rates that we charge borrowers, which could reduce the value of the loans that we sell or retain in our portfolio. If our competitors adopt less stringent underwriting standards, then we may be pressured to do so as well or risk losing market share or our expansion into our targeted markets may be adversely affected. Relaxing our underwriting standards also exposes us to higher credit risk which could adversely affect our operating results if our risk-based pricing does not adequately compensate us for the increased risk.

We believe that traditional mortgage investment companies, such as banks, thrifts and insurance companies are less attractive investment vehicles for investors interested in mortgage assets because of the costs associated with regulation, infrastructure and corporate level taxation. Because of this, we believe that changes may be taking place in investments in the U.S. mortgage industry, resulting in the shifting of investment capital, and in turn mortgage assets, out of these traditional lending institutions and into new forms of mortgage banking and mortgage investment firms, including those that qualify as REITs under the Code. As a REIT, we are generally able to distribute our REIT earnings to our shareholders without incurring entity-level federal income tax, creating a more attractive investment to investors relative to the traditional lending institutions. We may be allowed to make relatively larger distributions than the traditional institutions with similar investments but that are subject to federal income tax on their earnings.

Government Regulation

We are subject to the laws, rules and regulations, as well as judicial and administrative decisions, of each jurisdiction in which we originate mortgage loans. We are also subject to many federal laws, rules and regulations. The federal, state and local laws, rules and regulations are different, complex and, in some cases, in direct conflict with each other. In addition, the number of laws, rules and regulations to which we must comply is growing. This presents us with a challenge in effectively training our personnel and avoiding risks of non-compliance.

Our failure to comply with these laws, rules and regulations can lead to, among other things:

•	civil and criminal liability, including potential monetary penalties;

•	loss of licenses or permits to do business in certain jurisdictions;

•	legal defenses giving borrowers the right to rescind or cancel loan transactions;

•	demands for indemnification or loan repurchases from purchasers of our loans; and/or

•	administrative orders and enforcement actions by our regulators.

Some states in which we operate may impose regulatory requirements on our officers and directors. If any officer or director fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, we could lose our authority to conduct business in that state or the services of such person.

Predatory Lending Laws

Many jurisdictions have increased their focus on certain lending practices referred to as “predatory” lending practices and have enacted new legislation related to curbing this activity. In some cases, these laws, rules or regulations can disrupt common lending activities, or restrict them altogether, and therefore impose additional costs and compliance requirements upon us. Some of these laws, rules and regulations impose certain restrictions on loans that charge certain points and fees, or that have an APR, that equal or exceed specified statutory thresholds. These restrictions could expose us to risks of litigation and regulatory sanctions, regardless of how carefully loans are originated.

The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees we charge on the mortgage loans that we originate. We are also faced with new compliance risks. We may face additional costs in developing means and procedures by which we can ensure compliance with these new requirements to prevent violations. Recently, some members of Congress have begun discussions to increase federal predatory lending legislation, which, if adopted, would preempt inconsistent state laws. We cannot predict the effects, if any, of this legislation or whether or not it will be adopted.

In addition, these state laws, rules and regulations may be preempted and not applicable to the mortgage loan operations of national banks and federally-chartered thrifts, which provides these institutions with competitive advantages in terms of costs and risk aversion.

We intend to avoid originations of loans that meet or exceed the APR or points and fees thresholds of these laws, rules and regulations in the jurisdictions where we operate. Our predatory lending policies require that we:

•	avoid steering applicants to loan products which are inappropriate for their needs;

•	determine that all applicants have the financial ability to repay their respective mortgage loans;

•	entertain the refinancing of mortgage loans only in the event applicants would enjoy an identifiable economic benefit;

•	avoid the imposition of excessive fees and/or interest rates;

•	fully advise applicants of all loan terms and conditions and engage in marketing practices which are neither deceptive nor exploitive; and

•	fully comply with all state and federal predatory lending regulations.

USA PATRIOT Act

On October 26, 2001, the federal USA PATRIOT Act became effective, establishing new and enhanced ways of combating international terrorism. The provisions that most directly affect financial institutions are contained in Title III of the USA PATRIOT Act. Title III amends the current law with respect to financial institutions to give the Secretary of Treasury and other departments and agencies of the federal government enhanced authority to identify, deter and punish international money laundering and other crimes.

Among other things, the USA PATRIOT Act requires financial institutions to follow new minimum verification of identity standards for all new accounts and permits financial institutions to share information with law enforcement authorities under circumstances that were not previously permitted. The Secretary of the Treasury and various federal banking agencies are responsible for promulgating the regulations necessary to implement the provisions as they become effective. We, and the closing settlement agents that handle our closings, are subject to certain provisions of the USA PATRIOT Act, although, to date, our compliance with this legislation has not had a material adverse effect on our business, and we have not incurred any material costs related to our compliance.

Fair Credit Reporting Act, as Amended by the Fair and Accurate Credit Transactions Act of 2003

The Fair Credit Reporting Act, or the “FCRA,” was enacted by Congress to promote accuracy and fairness in credit reporting. To this end, consumer reporting agencies, users of consumer reports and those who furnish information to consumer reporting agencies are subject to certain procedures and requirements to safeguard the confidentiality, accuracy, relevancy and proper utilization of consumer credit information. The FCRA was amended by the Fair and Accurate Credit Transaction Act of 2003, which provides additional consumer protection through, among other things, new rights for consumers regarding identity theft and new regulations regarding the disposal of consumer information. These laws govern our use of information contained in consumer credit reports or obtained from one of our affiliates, and require us to provide certain information to a consumer if we take any adverse action regarding the consumer’s account or application. See “Risk Factors—We Use Consumer Credit Reports, Which Are Subject to Regulation and May Expose Us to Litigation or Enforcement Actions.”

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act imposes privacy obligations on our origination and servicing activities with respect to our applicants and customers. In particular, we have privacy policies regarding safekeeping and sharing with third parties of non-public personal customer information that we obtain from our applicants and customers. Our applicants and customers must receive our privacy policy and must have the right to “opt out” of permitting us to share their personal information. Various states also have considered from time to time privacy legislation, and, if any of the states in which we operate were to adopt significant privacy regulations, we would bear any additional costs necessary to make our operations and treatment of the personal information of applicants and customers comply with such new state laws.

The Real Estate Settlement Procedures Act

The Real Estate Settlement Procedures Act, or “RESPA,” as implemented by HUD Regulation X, is designed to provide consumers with timely and accurate information regarding the nature and costs associated with residential real estate transactions. The other primary purpose of RESPA is to prohibit abusive practices such as kickbacks, referral fees and excessive escrow requirements that might add to the cost of settlement. RESPA applies to all “federally related mortgage loans,” which includes any loans made by us and secured by a first or subordinate lien on residential real property (including a refinance of such a loan) upon which there is located or placed a structure designed for one to four family occupancy (including individual units of condominiums or cooperatives). Exemptions to RESPA coverage are set forth in Regulation X, including the exception that one may pay reasonable value for services actually performed and facilities actually provided. RESPA neither prohibits referrals of real estate settlement services, like residential mortgage loans, nor payments of fees or things of value to persons who may make referrals; rather, RESPA prohibits the payment of a fee or thing of value in exchange for referrals. HUD enforces RESPA, and violations of the provisions regarding kickbacks, referral fees and unearned fees may be subject to civil and criminal penalties.

Environmental Matters

HBMC has not had any material claims for environmental liabilities. In the future, we could have possible exposure to liabilities for environmental matters, especially where we foreclosed upon a property with environmental risks. Our practice is to avoid foreclosures on properties with known or suspected environmental risks.

Minimum Net Worth Requirements

HBMC is required to satisfy minimum net worth capital requirements with various governmental agencies. HBMC is also subject to various capital requirements in connection with seller/servicer agreements that it has entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our financial statements. We were in compliance with all such minimums as of December 31, 2004.

Certain Federal Income Tax Considerations

General

HomeBanc, with the filing of its initial federal income tax return for its short taxable year ended December 31, 2004, will elect to be treated as a REIT for federal income tax purposes. In brief, if HomeBanc meets certain detailed conditions imposed by the REIT provisions of the Code, HomeBanc will generally not be taxed at the corporate level on the income that it currently distributes to its shareholders, but taxable income generated by its taxable REIT subsidiaries, including HBMC, will be subject to regular corporate income tax. The benefit of that tax treatment is that it avoids the federal “double taxation,” or taxation at both the corporate and stockholder levels, that generally applies to income distributed by a corporation to its shareholders.

Under the American Jobs Creation Act of 2004, for taxable years beginning on or after January 1, 2005, a REIT generally may avoid disqualification for failures to meet REIT requirements if the failure is due to reasonable cause and not due to willful neglect and the REIT pays a penalty. HomeBanc cannot predict, however, whether in all circumstances it would qualify for the relief provisions.

If HomeBanc fails to qualify as a REIT in any taxable year, and no relief provision applies, then it would be subject to federal income tax and any applicable alternative minimum tax on its taxable income at regular corporate rates. In calculating HomeBanc’s taxable income in a year in which it fails to qualify as a REIT, HomeBanc would not be able to deduct amounts paid out to shareholders. HomeBanc’s corporate tax liability would reduce its funds available for distribution to shareholders. Unless HomeBanc qualified for relief under specific statutory provisions, HomeBanc also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceases to qualify as a REIT. HomeBanc cannot predict whether in all circumstances it would qualify for such statutory relief. HomeBanc believes that it has satisfied the requirements for qualification as a REIT for its short taxable year ended December 31, 2004. HomeBanc intends at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

Requirements for Qualification as a REIT

To qualify for tax treatment as a REIT under the Code, HomeBanc must meet certain tests, as described briefly below.

Ownership of Common Stock

For all taxable years after the first taxable year for which HomeBanc elects to be a REIT, a minimum of 100 persons must hold shares of capital stock of HomeBanc for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at all times during the last half of each taxable year other than HomeBanc’s first taxable year, no more than 50% in value of HomeBanc’s capital stock may be owned directly or indirectly, through the application of certain attribution rules, by five or fewer individuals which the federal income tax laws define to include certain entities. HomeBanc is required to maintain records regarding the ownership of its shares and to demand statements from persons who own more than a certain percentage of its shares regarding their ownership of shares. HomeBanc must keep a list of those shareholders who fail to reply to such a demand.

HomeBanc is required to use the calendar year as its taxable year for income tax purposes.

Nature of Assets

On the last day of each calendar quarter, at least 75% of the value of HomeBanc’s assets and any assets held by a qualified REIT subsidiary must consist of qualified REIT assets (primarily, interests in real property and interests in mortgage loans secured by real property) (“Qualified REIT Assets”), government securities, cash and cash items. HomeBanc expects that substantially all of its assets will be Qualified REIT Assets. On the last day of each calendar quarter, except for securities included in the foregoing 75% assets test and securities of HomeBanc’s taxable REIT subsidiaries, the value of HomeBanc’s interests in any one issuer’s securities may not exceed 5% of the value of HomeBanc’s total assets, and HomeBanc may not own more than 10% of the voting power or value of any one issuer’s outstanding securities. No more than 20% of the value of HomeBanc’s total assets may consist of the securities of taxable REIT subsidiaries. HomeBanc monitors its assets in order to comply with the above asset tests.

HomeBanc may from time to time hold, through one or more taxable REIT subsidiaries, assets that, if held directly, could otherwise generate income that would have an adverse effect on HomeBanc’s qualification as a REIT or on certain classes of its shareholders.

Sources of Income

HomeBanc must meet the following separate income-based tests each year:

•

At least 75% of HomeBanc’s gross income for the taxable year must be derived from Qualified REIT Assets, including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that HomeBanc has made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

•	At least 95% of HomeBanc’s gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities or any combination of these. Gross income from servicing loans for third parties and loan origination fees is not qualifying income for purposes of either gross income test. Hedging income will either be non-qualifying income for purposes of both gross income tests or, in certain circumstances, may be disregarded for purposes of the 95% gross income test. HomeBanc will monitor the amount of its non-qualifying income and will manage its portfolio to attempt to comply at all times with the gross income tests. HomeBanc’s strategy to maintain REIT status may limit the type of assets, including hedging contracts and other assets, that it otherwise might acquire.

Distributions

Each taxable year, HomeBanc must distribute dividends on a pro rata basis, other than capital gain dividends and deemed distributions of retained capital gain, to its shareholders in an aggregate amount at least equal to the sum of:

•	90% of HomeBanc’s “REIT taxable income,” computed without regard to the dividends paid deduction and our net capital gain or loss, and

•	90% of HomeBanc’s after-tax net income, if any, from foreclosure property, in excess of the special tax on income from foreclosure property,

minus the sum of certain items of non-cash income. HomeBanc intends to make distributions to its shareholders in sufficient amounts to meet the distribution requirement.

Taxation of Taxable U.S. Shareholders

For any taxable year in which HomeBanc is treated as a REIT for federal income tax purposes, the amounts that HomeBanc distributes to its taxable U.S. stockholders out of current or accumulated earnings and profits will be includable by such shareholders as ordinary income for federal income tax purposes unless properly designated by HomeBanc as capital gain dividends. These distributions are not eligible for the dividends received deduction for corporations and generally will not be eligible for preferential rates applicable to “qualified dividend income” received by U.S. non-corporate shareholders in taxable years 2003 through 2008 (generally, a maximum rate of 15%). Further, shareholders may not deduct any of HomeBanc’s net operating losses or capital losses.

If HomeBanc makes distributions to its taxable U.S. shareholders in excess of its current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a shareholder’s shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of HomeBanc’s shares.

The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of the Code or its rules and regulations or of related administrative and judicial interpretations. We have not obtained a ruling from the Service with respect to tax considerations relevant to our organization or operation or to an acquisition of our common stock. This summary is not intended to be a substitute for prudent tax planning, and each of our shareholders is urged to consult his or her own tax advisor with respect to these and other federal, state and local tax consequences of the acquisition, ownership and disposition of shares of our stock and any potential changes in applicable law.

Taxation of HomeBanc

In each year that HomeBanc qualifies as a REIT, it generally will not be subject to federal income tax on that portion of its REIT taxable income or capital gain that it distributes to shareholders, but taxable income generated by HomeBanc’s taxable REIT subsidiaries, including HBMC, will be subject to regular corporate income tax. HomeBanc is subject to corporate level taxation on any undistributed income. In addition, HomeBanc faces corporate level taxation (1) due to any failure to make timely distributions, (2) on any built-in gain on assets acquired from a taxable corporation such as a taxable REIT subsidiary, (3) on the income from any property that it takes in foreclosure and on which it makes a foreclosure property election, (4) on the gain from the sale or other disposition of any property, other than foreclosure property, that HomeBanc holds primarily for sale to customers in the ordinary course of business (i.e., “dealer property”), and (5) on transactions with a taxable REIT subsidiary that are not conducted on an arm’s-length basis.

Website Availability of Corporate Governance Materials and Reports Filed with the Securities and Exchange Commission

We maintain an Internet website located at www.homebanc.com on which, among other things, we make available, free of charge, various corporate governance materials and reports that we file or furnish to the SEC. Our Corporate Governance Guidelines, Code of Conduct and Ethics and charters for each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are all provided on our website. We will post any waivers of our Code of Conduct and Ethics granted to our directors or executive officers on the “Investor Relations” portion of our website. Our reports, including our quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents, including amendments thereto, filed with or furnished to the SEC, are made available as soon as practicable after their receipt by the SEC. We are not incorporating the information on our website into this Report, and our website and the information appearing on our website are not included in, and are not part of, this Report.

Our shareholders may request free copies of our Corporate Governance Guidelines, Code of Ethics and Conduct and charters for any of the committees listed above by contacting the following:

HomeBanc Corp.

Attention: Corporate Secretary

200 Summit Boulevard, Suite 100

Atlanta, Georgia 30319

(404) 303-4000

The NYSE requires that the Chief Executive Officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. We submitted the certification of our Chairman and Chief Executive Officer, Patrick S. Flood, with our Annual Written Affirmation to the NYSE on November 29, 2004.

Item 2.	Properties

Our principal executive offices are located at 2002 Summit Boulevard, Suite 100, Atlanta, Georgia 30319, and our telephone number at that address is (404) 303-4000. At that location, we lease approximately 146,358 square feet of space from an unaffiliated third party. In addition, we lease space for an operations center and 21 separate stores, including three opened in early 2004. The largest store is our North Broward store located in Deerfield Beach, Florida which occupies approximately 20,000 rentable square feet. None of our stores, individually, represents a material expense to our operations. If we are forced for any reason to vacate any of our facilities due to lease expirations or any other reasons, we believe that equally suitable alternative locations are available on equally favorable terms in all of our branch locations where we currently do business. We also maintained 138 realtor store-in-store locations as of December 31, 2004.

We presently believe that our properties are adequately covered by insurance.

Item 3.	Legal Proceedings

The nature of our business, requiring compliance with various state and federal lending laws, exposes us to a variety of legal proceedings and matters in the ordinary course of our business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. We are also subject to legal proceedings from time to time related to employee and employment issues. We presently believe that all of these proceedings to which we presently are subject, taken as a whole, will not have a material adverse effect on our liquidity, business financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the New York Stock Exchange under the symbol “HMB” commencing with our initial public offering in July 2004. On March 15, 2005, the closing price of our common stock, as quoted on the New York Stock Exchange was $9.42 per share. The following table sets forth the high and low sales prices on the NYSE for our common stock during the periods of 2004 in which our common stock was publicly traded:

2004	High	Low
October 1, 2004 to December 31, 2004	$9.90	$8.55
July 14, 2004 to September 30, 2004	9.71	7.68

Holders

At March 21, 2005, we had 56,426,117 shares of our common stock issued and outstanding, and as of December 30, 2004 there were 88 record holders and an estimated 3,099 beneficial owners of our common stock.

Dividends

We intend to make regular quarterly distributions to our shareholders so that we distribute each year all or substantially all of our REIT taxable income—which is not necessarily the same as net income—so as to avoid paying corporate level income tax and excise tax on our earnings and to qualify for the tax benefits accorded to REITs under the Code. In order to qualify as a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year. To the extent that we distribute at least 90%, but less than 100%, of our REIT taxable income in a calendar year, we will be subject to federal corporate income tax on our undistributed income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which the distributions paid by us with respect to any calendar year are less than the sum of:

(1)	85% of our ordinary REIT income for that year;

(2)	95% of our capital gain net income for that year; and

(3)	100% of our undistributed REIT taxable income from prior years.

Our taxable income may exceed our cash available for distribution, and the requirement to distribute a substantial portion of our net taxable income could cause us to:

•	sell assets in adverse market conditions,

•	borrow on unfavorable terms; or

•	distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the REIT distribution requirements.

This distribution policy is subject to revision at the discretion of our board of directors. All distributions, including those in excess of those required for us to maintain REIT status, will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.

All distributions will depend upon a number of factors, including:

•	our results of operations;

•	our financial condition, including our cash, liquidity and borrowing capacity;

•	the timing of interest and principal we receive from our loans and securities;

•	our debt service obligations on our borrowings;

•	needs to fund our operations;

•	the annual distribution requirements under the REIT provisions of the Code; and

•	other factors that our board of directors determine relevant from time to time.

We may, under certain circumstances, make a distribution of assets, and our distribution may, from time to time, include a return of capital. Any of these distributions will also be made at the discretion of our board of directors.

Generally, our distributions will not be “qualified dividends” subject to the 15% marginal income tax rate in the case of non-corporate domestic shareholders. We presently anticipate that our distributions generally will be taxable as ordinary income to our shareholders, although a portion of our distributions may be designated by us as long-term capital gain or may constitute a return of capital. We will furnish annually to each of our shareholders a statement setting forth distributions paid during the preceding year and the federal income tax status of such distributions. For a discussion of the federal income tax treatment of distributions by us, see “Certain Federal Income Tax Considerations.”

Our ability to pay distributions to our shareholders depends primarily on our receipt of interest and principal payments from our loans, retained interests in securitizations of our loans and investment securities and any distributions that we receive from our taxable REIT subsidiaries. Our taxable REIT subsidiaries are subject to regular corporate income tax on the taxable income they generate. We may cause our taxable REIT subsidiaries to retain after-tax earnings or distribute all or a portion of their after-tax earnings to us to the extent allowable under the REIT provisions of the Code. In the event that our taxable REIT subsidiaries distribute any of their after-tax earnings to us, we would take that distributed amount into account in determining the amount of distributions we pay to our shareholders. For domestic non-corporate taxpayers, the portion of our distributions related to the distributions from our taxable REIT subsidiaries, unlike distributions of our REIT taxable income from other sources, generally will be eligible to be taxed at the current 15% maximum marginal rate for qualified corporate dividends. See “Certain Federal Income Tax Considerations.”

If we are unable to successfully execute our business plan, we may not have cash available to pay distributions.

On November 30, 2004, we paid a cash dividend of $0.12 per share on our common stock. We declared a cash dividend of $0.17 per share on our common stock on December 15, 2004, which was paid on January 28, 2005 to our shareholders of record on December 30, 2004.

On November 15, 2004, we established a dividend reinvestment and stock purchase plan, which allows our shareholders who enroll in the plan the ability to reinvest their distributions automatically in additional shares of our common stock. The plan also allows our shareholders who enroll in the plan to directly purchase additional shares of our common stock through the plan, subject to some limitations. Our plan administrator effects these purchases by purchasing shares of our common stock through the open market.

For additional information regarding our common stock and dividend payments, please refer to the “Selected Quarterly Data” table in Item 8 of this Report.

Recent Sales of Unregistered Securities.

On March 17, 2004, we issued nine shares of our common stock to GTCR Fund VII, L.P. and one share to Patrick S. Flood for organizational purposes, for total consideration of $150.00, in reliance upon the exemption from the Securities Act provided by Section 4(2) thereof and Regulation D thereunder. On the effective date of the Company’s reorganization in connection with its initial public offering, we issued 6,751,107 shares of its common stock to Holdings in exchange for all of the outstanding shares of the common stock of Abetterwayhome Corp. As a result of this exchange, Abetterwayhome Corp., which owns all of the outstanding common stock of HBMC, became our wholly-owned subsidiary. We issued those shares in reliance upon the exemption from registration under the Securities Act, provided by Section 4(2) thereof and Regulation D thereunder.

Holdings, in turn, distributed the shares of the Company’s common stock that it received to the holders of its preferred units as a dividend. Holdings made such distribution in reliance upon Section 2(3) of the Securities Act and/or the exemption from registration under the Securities Act provided by “Section 4(1 1/2).”

During 2004, we did not issue or sell any other unregistered securities.

Each of these securities transactions was made without the use of an underwriter, and the certificates evidencing the securities issued in these transactions bear a restrictive legend permitting the transfer of the underlying securities only upon registration of the securities or an exemption under the Securities Act, together with an opinion of counsel.

PART II

Item 6.	Selected Financial Data

As a result of our reorganization, the accounts of HomeBanc Corp. have been accounted for in a manner similar to a pooling of interests, and the selected financial data below includes the entities combined in the reorganization from the earliest date presented.

	As of and for the Years Ended December 31,
	2004	2003	2002	2001	2000(1)
	(Dollars in thousands, except per share data)
Operating Data:
Revenues:
Net gain on sale of mortgage loans	$38,276	$89,516	$77,746	$50,587	$18,908
Net interest income	17,853	11,528	6,060	5,271	720
Provision for loan losses	(2,870)	—	—	—	—
Other revenue	4,193	945	32	—	—

Total revenues	57,452	101,989	83,838	55,858	19,628

Expenses:
Salaries and employee benefits	53,511	40,429	35,954	24,017	11,575
Marketing and promotions	24,302	16,970	9,307	6,416	1,506
Occupancy and equipment expense	20,234	12,722	10,505	9,255	5,569
Other expense	26,015	18,479	12,978	14,420	18,269

Total expenses	124,062	88,600	68,744	54,108	36,919

(Loss) income before income taxes	(66,610)	13,389	15,094	1,750	(17,291)
Income tax (benefit) expense	(18,277)	5,678	6,204	(5,820)	—

Net (loss) income	$(48,333)	$7,711	$8,890	$7,570	$(17,291)

Per Share Data:
Basic (loss) income per share	$(1.99)	$1.24	$1.56	$1.47
Diluted (loss) income per share	(1.99)	1.24	1.56	1.47
Cash dividends declared per share	0.29	—	—	—
Weighted average common shares outstanding—basic	24,226,970	6,237,443	5,681,984	5,133,832
Weighted average common shares outstanding—diluted	24,226,970	6,237,443	5,681,984	5,133,832

Selected Balance Sheet Data (at period-end):
Assets:
Cash	$12,232	$1,722	$5,311	$3,462	$3,597
Mortgage loans held for sale, net(2)	252,378	325,482	475,018	414,419	266,870
Mortgage loans held for investment, net	2,937,156	—	—	—	—
Mortgage servicing rights, net	5,097	400	—	—	—
Accounts receivable	34,972	28,325	6,237	9,537	949
Goodwill, net	39,995	39,995	39,995	39,995	41,522
Total assets	3,359,953	429,895	539,901	482,867	323,332
Liabilities:
Warehouse lines of credit	333,783	257,045	367,634	322,617	208,026
Aggregation credit facilities	869,429	—	—	—	—
Loan funding payable	69,831	63,219	80,572	76,301	52,352
Note payable	—	36,720	36,720	44,655	44,655
Collateralized debt obligations	1,785,900	—	—	—	—
Total liabilities (excluding minority interest)	3,108,924	384,983	503,050	457,516	314,971
Shareholders’ equity (data from 2000-2003 reflects unitholders’ equity)	251,013	44,891	36,851	25,351	8,361

Other Data:
Purchase money originations	$4,473,936	$3,944,744	$3,259,736	$2,747,563	$1,651,796
Refinancing originations	1,149,298	1,975,290	1,761,113	1,316,848	127,775

Total originations(3)	$5,623,234	$5,920,034	$5,020,849	$4,064,411	$1,779,571

Fixed-rate originations	$1,157,606	$2,624,534	$2,002,177	$2,763,790	$1,127,998
Adjustable-rate originations	4,465,628	3,295,500	3,018,672	1,300,621	651,573

Total originations(3)	$5,623,234	$5,920,034	$5,020,849	$4,064,411	$1,779,571

(1)	Represents the period from May 1, 2000, representing the inception of HBMC Holdings, LLC, through December 31, 2000.

(2)	Included within mortgage loans held for sale are construction-to-permanent loans of $17.8 million, $25.3 million, $72.9 million, $21.6 million and $2.2 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively. All remaining loans fall within the category of Real estate-mortgage.

(3)	Included within mortgage loans held for investment are construction-to-permanent loans of $41.7 million at December 31, 2004. All remaining loans fall within the category of Real estate-mortgage.

(4)	Originations include the full amount of construction-to-permanent loans that have closed, regardless of the amount funded. Unfunded construction-to-permanent loan amounts included in originations were $64,092, $92,010, $88,996, $25,086 and $7,666 for the years ended December 31, 2004, 2003, 2002, 2001 and the period ended December 31, 2000, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following narrative discussion and analysis of the major trends affecting our results of operations and financial condition supplements, and should be read in conjunction with the consolidated financial statements of HomeBanc Corp. and its subsidiaries and the notes thereto contained elsewhere in this Report. The following includes, for periods ended on or prior to December 31, 2003, a discussion of the financial condition and results of operations on a consolidated basis for HBMC Holdings, LLC, which, through its subsidiaries, conducted all of our operations and held all of our assets prior to our initial public offering and reorganization in July 2004. The following also includes, for periods ended after December 31, 2003 (including periods after our initial public offering and reorganization), a discussion of the financial condition and results of operations on a consolidated basis for HomeBanc Corp., as the successor to HBMC Holdings, LLC. Throughout this discussion, certain prior year amounts have been reclassified to conform to the current year presentation.

The structure of our reorganization, which is more fully described below, resulted in accounting treatment similar to a pooling of interests, and the consolidated financial statements of HomeBanc Corp. include the results of HomeBanc Corp.’s predecessor companies prior to HomeBanc Corp.’s reorganization and initial public offering in July 2004. Following our initial public offering and reorganization, we began to hold most of our adjustable-rate mortgage loans rather than sell them. As a result of this change in business strategy, our income from gain on sale of mortgage loans declined as a result of holding mortgage loans for investment rather than sale, and our results of operations were adversely affected by lower production volumes and the higher expenses we incurred, including expenses related to being a public company. As a result, our historical financial results are not indicative of our future financial performance.

General

We are a Georgia corporation formed in March 2004 to own, continue and expand the business of HBMC, a residential mortgage banking company. HBMC and its predecessors have been in the residential mortgage loan origination business for over 20 years. We focus our mortgage origination activities primarily on prime one-to-four family residential purchase money mortgage loans rather than mortgage refinancings. While the definition of “prime” loans varies from company to company, we consider “prime” loans to be loans that satisfy our prescribed investment criteria, namely loan product type, credit scores and loan-to-value ratios. We presently focus on select markets within the states of Georgia, Florida and North Carolina. Our goal is to focus on markets where we believe the demographics, including population growth, new one-to-four family building permits, and sales of new and existing homes, provide opportunities to originate purchase money mortgage loans in sufficient volume to support our offices and growth objectives.

Historically, HBMC has sold substantially all of the mortgage loans that it originates to third parties in whole loan and securitized form and financed its operations through warehouse and repurchase lines of credit. In addition, HBMC historically did not service any loans, other than construction-to-permanent loans during the construction phase.

In July 2004, we completed our initial public offering and related reorganization, which resulted in our ownership of 100% of the outstanding stock of HBMC. We intend to make an election to be taxed as a REIT for the year ended December 31, 2004, and HBMC will be one of our taxable REIT subsidiaries. Our revenues and results of operations for periods after July 19, 2004, including the year ended December 31, 2004, reflect the changes in strategy implemented by us in anticipation of our initial public offering and the reorganization, which are described below.

Adjustable-Rate Mortgage Loan Retention Strategy

In anticipation of our initial public offering and reorganization and our intention to elect to be treated as a REIT, we began, in February 2004, to hold for investment a majority of the prime adjustable-rate mortgage loans originated by HBMC while continuing to sell a majority of the fixed-rate mortgage loans that we originate. As a result, our revenues and losses for the year ended December 31, 2004 reflect changes in the business strategy during which we, through our affiliates, were aggregating a significant amount of our total loan origination volume, rather than selling those loans to generate gains on sale.

We presently expect to continue selling the majority of fixed-rate mortgage loans that we originate. We believe that, due to the complexity of some interest-only, adjustable-rate mortgage products, the secondary whole loan mortgage market does not always accurately reflect their true economic value. The majority of our retained mortgage loans in 2004 were, and in our future operations will be, adjustable-rate mortgage loans with rates based on the London Interbank Offered Rate, or “LIBOR.” Although we do not presently intend to actively invest in loans or mortgage-backed securities collateralized by assets that we do not originate, we may do so from time-to-time in the future.

Securitization Strategy

During the first six months of 2004, and periods prior to December 31, 2003, we used short-term warehouse and repurchase agreement facilities to fund our loans. We began in the third quarter of 2004 to securitize adjustable-rate mortgage loans held for investment by offering, through securitization, long-term adjustable-rate debt, which we expect will cost less than our warehouse and repurchase facilities. We expect to generate higher interest and fee revenues from loans retained in our portfolio and to incur greater interest expense to carry these loans.

We finance and intend to continue to finance the mortgage loans retained by us through debt and equity offerings, primarily securitization transactions treated as debt for financial reporting and tax purposes, which provide substantially matched-funded, long-term financing with lower interest rates than short-term debt facilities. On July 30, 2004, we initiated our securitization strategy by issuing, through HomeBanc Mortgage Trust 2004-1, approximately $989.2 million of notes backed by adjustable-rate, residential first mortgage loans that we principally had originated prior to our initial public offering. On October 29, 2004, we completed a second offering through HomeBanc Mortgage Trust 2004-2 of approximately $894.7 million of notes backed by adjustable-rate, residential first mortgage loans originated by HBMC. On February 23, 2005, we completed a third offering through HomeBanc Mortgage Trust 2005-1 of approximately $1.1 billion of notes backed by adjustable rate, residential first mortgage loans originated by HBMC. HMB Acceptance has an effective shelf registration statement that we may from time to time use to register the offering and sale of future series of mortgage-backed securities. We propose to make an offering of debt in the form of securities collateralized by approximately $176.0 million of our second-lien mortgage loans on March 31, 2005, subject to, among other things, market conditions and rating agency requirements.

Servicing Strategy

We service the mortgage loans that we originate and hold for investment. While we are an experienced mortgage loan originator, we historically have only serviced, for brief periods of generally not more than three months, the mortgage loans we have originated. Prior to December 2003, we routinely transferred the servicing responsibilities on mortgage loans that we originated, other than construction-to-permanent loans during the construction phase, to third-party servicers shortly after our origination of the loans. Beginning in December 2003, we retained the servicing responsibilities for those loans that we found economically attractive to service—namely a portion of the nonconforming mortgage loans and a limited number of Fannie Mae mortgage loans—and continued to service the construction-to-permanent loans during the construction phase of these mortgage loans. In addition, HBMC generally has serviced loans that are the subject of securitization sale transactions for up to 30 days after the loans are securitized. In 2004, we began to service, and in the future will continue to service, the loans we hold for investment.

Reorganization

We completed our reorganization in July 2004 to meet the requirements for qualification as a REIT under the Code. In this reorganization, HomeBanc Corp. issued 6,751,107 shares of its common stock to HBMC Holdings in exchange for all of the outstanding shares of Abetterwayhome Corp. Following the reorganization, HomeBanc Corp. owns all of HBMC Holdings’ subsidiaries, including HBMC and Abetterwayhome Corp. Prior to the closing of HomeBanc Corp.’s initial public offering, HBMC Holdings distributed shares of the common stock of HomeBanc Corp. that it received in the reorganization to the holders of its preferred units, such that those holders received shares of our common stock with an aggregate value of approximately $45.8 million. This amount equals the aggregate value of the capital accounts, including accumulated but unpaid distributions, of the preferred units as of the date of the initial public offering.

The Company’s subsidiaries include HomeBanc Funding Corp., HomeBanc Funding Corp. II, HMB Acceptance Corp., Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II as bankruptcy-remote, single-purpose entities, that are direct and indirect wholly-owned subsidiaries of HomeBanc Corp. We are using Abetterwayhome Finance, Abetterwayhome Finance II, HomeBanc Funding Corp. and HomeBanc Funding Corp. II to finance our accumulation of mortgage loans for our investment portfolio pending permanent funding through securitization. HomeBanc Funding Corp. and HomeBanc Funding Corp. II have joined the mortgage loan aggregation/repurchase facilities with JPMorgan Chase Bank and Bear Stearns Mortgage Capital Corporation as joint and several obligors with Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II, respectively. HomeBanc Corp. guarantees 10% of the obligations under these facilities. From time to time, as sufficient mortgage loans are accumulated to permit a securitization financing, HomeBanc Funding Corp. and HomeBanc Funding Corp. II sell mortgage loans to HMB Acceptance Corp. for deposit into a securitization facility. We may establish one or more other bankruptcy-remote subsidiaries from time to time to utilize asset-backed commercial paper and other funding alternatives.

We presently have eight subsidiaries, HBMC, Abetterwayhome Corp., HomeBanc Funding Corp., HomeBanc Funding Corp. II, HMB Acceptance Corp., Abetterwayhome Finance, LLC, Abetterwayhome Finance, LLC II and HomeBanc Title Partners, LLC. All of these subsidiaries are wholly-owned by us, except for HomeBanc Title Partners, LLC, a joint venture in which Security First Title Affiliates, Inc., an agent offering title insurance to our customers, owns 15%.

We presently intend to elect to be treated as, and continue to qualify as, a REIT under Sections 856 through 860 of the Code. We have made elections for each of HBMC and Abetterwayhome Corp., to be treated as taxable REIT subsidiaries. HomeBanc Funding Corp., HomeBanc Funding Corp. II and HMB Acceptance Corp. will be treated as qualified REIT subsidiaries. Abetterwayhome Finance and Abetterwayhome Finance II are single-member limited liability companies disregarded and treated for federal income tax purposes as branches of Abetterwayhome Corp. HomeBanc Title Partners, LLC is treated as a limited partnership for federal income tax purposes. See Part I, Item I “Certain Federal Income Tax Considerations” for further discussion.

The Company also has contracts with Group Mortgage Reinsurance Company and Captive Re, Inc., which are Vermont sponsored captive insurance subsidiaries of Republic Mortgage Insurance Company and General Electric Mortgage Insurance Corporation, respectively. A sponsored captive insurance company uses the capital provided by its parent corporation and participants to provide insurance coverage to discrete and usually unrelated entities. We made capital investments pursuant to our contracts in consideration of receiving a share of the premiums, as received by the insurers, less losses realized on these policies. We accrue income as earned, but pursuant to our contracts with the insurance companies, do not expect to begin receiving cash until approximately three to four years after our initial investment, depending upon the build up of capital in the captive insurers and their claims experience. We are considering and may make investments in additional captive insurance subsidiaries in the future.

The form of our reorganization results in accounting treatment similar to a pooling of interests, and the consolidated financial statements of HomeBanc Corp. include the results of HomeBanc Corp.’s predecessor companies prior to HomeBanc Corp.’s initial public offering on July 19, 2004.

Industry Outlook

According to the MBA’s March 14, 2005 Mortgage Finance Forecast, total mortgage originations are expected to decline by approximately 14% in 2005, as compared to 2004. This projected decline is expected to be driven by a decrease in refinance mortgage originations. These projections suggest that the competition for purchase money mortgage originations will continue to intensify, which is what we observed during 2004. We will continue to operate in select markets within the states of Georgia, Florida and North Carolina. Further expansion is planned for specific markets in South Carolina, Tennessee and the Washington, D.C. metropolitan area. Our focus remains on utilizing traditional retail mortgage loan origination channels and developing and expanding our strategic marketing alliances with residential realtors and homebuilders.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in the consolidated financial statements of HomeBanc Corp. and its predecessors. These financial statements have been prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect reported amounts. Changes in the estimates and assumptions could have a material effect on these financial statements. The accounting policies that management believes are the most critical to an understanding of the financial results and condition and require complex management judgment have been described below.

Basis of Financial Statement Presentation and Principles of Consolidation. The consolidated financial statements include the accounts of HomeBanc Corp. and the accounts of the Company’s subsidiaries, including HBMC, Abetterwayhome Corp., HomeBanc Funding Corp., HomeBanc Funding Corp. II, HMB Acceptance Corp., Abetterwayhome Finance, LLC, Abetterwayhome Finance, LLC II and HomeBanc Title Partners. These subsidiaries are consolidated within the financial statements because the Company either wholly owns or controls each entity. HomeBanc Mortgage Trust 2004-1 and HomeBanc Mortgage Trust 2004-2, which are consolidated under GAAP, are statutory trusts and exempt from taxation. The financial statements of all of the Company’s taxable REIT subsidiaries, or “TRSs,” are consolidated with HomeBanc Corp. for financial reporting purposes, but not for income tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation for financial reporting purposes. As required by FIN No. 46 (R), the consolidated financial statements also include the assets, liabilities and activities of the Company’s mortgage reinsurance captive subsidiaries managed and controlled by unaffiliated insurance companies, as variable interest entities, or “VIEs,” for which HomeBanc is deemed to be the primary beneficiary.

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

Mortgage Loans Held for Investment.    The Company retains in the portfolio substantially all of the adjustable-rate prime mortgage loans that it originates and that meet the Company’s investment criteria and portfolio requirements.

Mortgage loans held for investment are recorded net of deferred loan origination fees and associated direct costs and stated at amortized cost, less an allowance for credit losses reflecting losses inherent in the portfolio. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held for investment are deferred and amortized over the life of the loan as an adjustment to yield using the effective yield method.

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

Allowance for Loan Losses.    The Company began to maintain an Allowance on loans held for investment as mortgage loans held for investment were first accumulated during the first quarter of 2004. Interest accrual is discontinued on mortgage loans at the time the mortgage loan is 90 days past due, unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual status or charged off will continue to be reversed against interest income in the current period. The interest on these loans is recognized as cash is received, until the loan qualifies for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Company’s historical operations have had an insignificant amount of loan losses due to default or non-performance on the loans, primarily because mortgage loans were sold soon after being originated. As the Company increases the portfolio of loans held for investment, additional provisions for loan losses will be recorded to increase the Allowance. The Allowance is based upon management’s estimates and judgments of various factors affecting the risk of loss in the mortgage loan portfolio, including mortgage loan type, current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses and private mortgage insurance, among other factors. The Allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off. Determining the Allowance is subjective in nature due to the estimates and judgments required and the potential for changes due to changing economic and market conditions, interest rates and consumer behaviors.

Accounting for Transfers and Servicing of Financial Assets.    The Company periodically securitizes mortgage loans by transferring mortgage loans that are retained to securitization vehicles, which issue securities to investors. The securities are collateralized by mortgage loans originated by us. The Company generally retains interests, including subordinated tranches, in all or some of these securities. Certain of the securitization agreements may require us to repurchase loans that are found to have legal deficiencies subsequent to the date of transfer. The Company services loans, through HBMC, originated by HBMC and securitized by HomeBanc Corp. through statutory trusts.

The Company also sells mortgage loans on either a servicing-retained or servicing-released basis. Loans sold servicing-retained result in mortgage servicing rights “MSRs.” In connection with the sale of mortgage loans, a portion of the cost of originating each loan is allocated to the MSRs based on their relative fair values. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

The Company accounts for these transfers of financial assets, whether in the form of a securitization transaction or a sale transaction, as sales for financial reporting purposes when the Company surrenders control over the assets. The Company has surrendered control over the transferred assets when: the assets have been isolated from it; the Company gives the transferee the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets; and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company treats transfers of financial assets not meeting the sale criteria as secured borrowings. Tax treatment for transfers of financial assets is based on the facts and circumstances of each transaction but does not necessarily match the treatment applied for financial reporting purposes.

The Company evaluates MSRs for impairment based upon their fair value as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. No impairment was recognized in 2004.

The securitizations completed by HomeBanc Corp. have been structured as secured borrowings for GAAP purposes and for federal income tax purposes to maintain REIT status. The Company’s strategy of retaining on the balance sheet certain mortgage loans held for investment and including them in the securitization pools reduces the number of loans sold. HBMC may, in the future, use securitizations to recognize gain on sale income.

Goodwill.    Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from an entity’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually using the present value of discounted cash flows. Our only reporting unit with goodwill recorded is HBMC. Our calculation of cash flows begins with an estimation for several trend scenarios in net earnings, taking into account anticipated effective tax rates, over the next 10 years, including forecasted, high performance, low performance and worst-case trends. A terminal value is added to each scenario at the end of 10 years to determine total cash flows. A discount factor, approximating the cost of capital, is then applied to each cash flow scenario to determine the present value. The present value of each scenario is then weighted based on the probability of occurrence as assessed by management. The resulting weighted average present value is compared to the recorded equity of the reporting unit. As long as the weighted average present value is greater, there is no impairment to goodwill. In the annual assessment for 2004 and 2003, there was no indicated impairment to goodwill.

While we believe all assumptions utilized in our assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows. The most sensitive of these assumptions is future earnings.

Valuation Allowances for Deferred Tax Assets.    Deferred tax assets arise from timing differences (i.e., amounts that must be recognized as income or deducted as expenses at different times for GAAP and tax purposes) as well as from benefits recorded from net operating loss carryforwards (i.e., amounts representing losses for tax purposes that may be utilized in future years to offset taxable income). All deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback year(s) if carryback is permitted under the tax law; and

•	Tax-planning strategies that would, if necessary, be implemented to, for example:

•	Accelerate taxable amounts to utilize expiring carryforwards;

•	Change the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss; or

•	Switch from tax-exempt to taxable investments.

Evidence available about each of those possible sources of taxable income will vary for different tax jurisdictions and, possibly, from year to year. To the extent evidence about one or more sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Consideration of each source is required, however, to determine the amount of the valuation allowance that is recognized for deferred tax assets. After consideration of the available evidence, a valuation allowance, if warranted, is established to reduce the deferred tax asset to the amount that is more likely than not to be realized. Management concluded that no valuation allowance was warranted at December 31, 2004 or 2003. This conclusion was based on a combination of expectations about future taxable income and tax planning strategies that management could invoke to generate taxable income.

Accounting for Stock-based Compensation.    The Company accounts for stock-based compensation based upon a fair value method as required by SFAS No. 123, Accounting for Stock-based Compensation. Under the fair value method, compensation cost, including the cost for restricted stock units, or “RSUs,” is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock appreciation rights, or “SARs,” and stock options, fair value is determined using an option-pricing model that takes into account certain assumptions, including the stock price at the grant date, the exercise price, the expected life of the grant, the volatility of the underlying stock, the expected dividends on the stock and the risk-free interest rate over the expected life of the grant. The fair value of an option or a SAR estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, the life of the grant, dividends on the stock or the risk-free interest rate. Forfeitures are recognized as incurred.

Reserves for Contingencies.    The Company maintains a reserve for losses that may arise in connection with the representations and warranties the Company provides to the buyers of its mortgage loans regarding, among other things, compliance with laws and regulations, loan conformity with the ultimate purchasers’ underwriting standards and the accuracy of information. In the event of a breach of these representations or warranties or in the event of an early payment default, the Company may be required to repurchase the loans and/or indemnify the purchaser for damages caused by that breach. Such reserves are estimated based on historical losses adjusted for current trends and information.

Derivative Financial Instruments.    The Company regularly uses derivative financial instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, derivative financial instruments are carried at fair value, based primarily on market quotes, on the balance sheet. In the absence of market quotes, discounted cash flow modeling techniques are used to determine fair value. The amount and timing of future cash flows are susceptible to significant change in future periods based on changes in interest rates.

See “— Recent Accounting Developments” for a discussion of certain changes in GAAP.

The Company has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the Company’s disclosures relating to them in this Management’s Discussion and Analysis.

Financial Condition Discussion

Cash

We had unrestricted cash and cash equivalents of $12.2 million at December 31, 2004, versus $1.7 million at December 31, 2003. More details are provided in HomeBanc Corp.’s Consolidated Statement of Cash Flows contained in Part II, Item 8 of this Report.

Mortgage Loans Held for Sale

Mortgage loans we have originated but do not intend to hold for the foreseeable future are classified as “mortgage loans held for sale.” We had mortgage loans held for sale of $252.4 million at December 31, 2004, compared to $325.5 million at December 31, 2003. Mortgage loans held for sale represent mortgage loans originated and held pending sale to permanent investors and are carried at the lower of cost or fair value on an aggregate basis. We use warehouse lines of credit, repurchase agreements, loan aggregation facilities and other sources of borrowings to finance our mortgage loans held for sale. Fluctuations in mortgage loans held for sale, warehouse lines of credit and loan funding payable are dependent on loan production seasonality, as well as our investors’ ability to purchase mortgage loans on a timely basis.

Mortgage Loans Held for Investment

Mortgage loans we have originated and transferred to the REIT are classified as “mortgage loans held for investment.” We had mortgage loans held for investment of $2.9 billion at December 31, 2004. Mortgage loans held for investment represent mortgage loans that we intend to hold for the foreseeable future and are carried at cost, less an allowance for loan losses reflecting losses inherent in the portfolio.

We use aggregation repurchase facilities to finance our mortgage loans held for investment until such time as we are able to securitize these loans. Fluctuations in mortgage loans held for investment and the related aggregation repurchase facilities are dependent on loan production seasonality and our ability to transfer loans and securitize mortgage loans at the REIT. There were no mortgage loans held for investment at December 31, 2003. The balance at December 31, 2004 is the direct result of our decision to change the business from selling substantially all mortgage loans originated to instead retaining for investment a majority of the adjustable-rate loans originated. It also reflects our aggregation of such loans beginning in February 2004.

Accounts Receivable

Accounts receivable totaled $35.0 million as of December 31, 2004. The increase of $6.6 million from December 31, 2003 was primarily the result of a change in the timing of cash payments received from investors attributable to loans sales taking place prior to year-end.

Other Assets

Other assets were $22.7 million at December 31, 2004, compared to $7.3 million at December 31, 2003. The increase of $15.4 million is primarily due to approximately $6.7 million in deferred financing fees incurred in connection with our two securitization transactions completed during 2004 and a change in the fair value of our derivative financial instruments of approximately $4.0 million, as well as several other less significant changes.

Other Liabilities

Other liabilities increased from $22.0 million at December 31, 2003 to $50.0 million at December 31, 2004. The $28.0 million increase from year-to-year was due primarily to the $5.5 million increase in accrued rent resulting from increased lease obligations for new corporate offices, $7.7 million in accrued dividends to shareholders, the increase in the contingent loss reserve of $2.7 million, the increase in accrued compensation costs of $3.1 million due predominantly to an increase in accrued bonuses, the $0.7 million increase in accrued expenses for accounting services as a result of HomeBanc’s new status as a public company and the increase in our executive deferred compensation liability of $1.6 million. Other liabilities also increased by a net amount of $4.7 million as a result of a lease of a new corporate facility for which the lessor provided $5.1 million in tenant improvement allowances. The balance at December 31, 2004 reflects $0.4 million in amortization of the tenant improvement allowances as well as the impact of adjusting rent expense for periods of free rent and rent escalations stipulated in the lease agreement to reflect, in accordance with GAAP, a straight-lining of the expense.

Borrowings

Collateralized debt obligations were $1.8 billion at December 31, 2004. There were no collateralized debt obligations at December 31, 2003. The balance at December 31, 2004 was the result of the two securitization transactions that took place during the second half of 2004. The securitization transactions were accounted for as secured borrowings with debt instruments issued to third party investors to finance mortgage loans held for investment.

Borrowings outstanding under other credit facilities increased $946.2 million since December 31, 2003. The increase primarily represents an increase in the cash required to support our non securitized mortgage loans held for investment as the Company has changed its business from selling substantially all of the mortgage loans originated to instead retaining for investment a majority of the adjustable-rate loans originated.

Derivative Financial Instruments

The following summarizes our hedging activities that, subject to limitations imposed by the REIT requirements on HomeBanc Corp., we use and expect to use to reduce our interest rate risks.

We use and expect to continue to use the hedging techniques described below to protect borrowing costs and portfolio yields:

Matching Adjustable Rates on Borrowings.    We will attempt to fund all of our ARM assets with borrowings whose maturities or interest reset frequencies approximately match the interest rate adjustment periods on our ARM assets. Accordingly, our borrowings generally will have variable interest rates or fixed interest rates with maturities of one year or less because our traditional ARM assets maintain interest rates that adjust within one year.

Our investment portfolio includes, and is expected to continue to include, hybrid ARM assets, which have fixed interest rate periods of three to seven years. We intend to utilize derivative financial instruments to attempt to fix the interest rate on our borrowings. As a consequence, the target net duration of our hybrid ARM assets, related borrowings and derivative financial instruments is no more than three months. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates.

Interest Rate Swap Agreements, Including Basis Swaps.    We enter into interest rate swap agreements under which we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into basis swaps to better match the interest rates on our debt and assets. A basis swap is an interest rate swap where one party receives payments based on one floating rate index and the counterparty makes payments based upon another floating rate index.

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

We may enter into other hedging-type transactions designed to protect our borrowing costs and portfolio yields from interest rate changes. We may also purchase “interest-only” mortgage derivative assets or other mortgage derivative products for purposes of mitigating risk from interest rate changes. We may also use, from time-to-time, futures contracts and options on futures contracts on Eurodollars, other Eurodollar transactions, federal funds, Treasury securities, swap options and similar financial instruments to mitigate risk from changing interest rates.

We generally enter into derivative financial instruments for hedging purposes. It is unlikely that we can obtain hedging instruments that perfectly offset all of our interest rate risks. No hedging strategy can completely insulate us from risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to hedge. We intend to monitor, and may have to limit, our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets.

As of December 31, 2004, we had designated hedges with respect to our indebtedness used to finance our mortgage loans held for investment. These hedges have contractual lives that range between one year and five years. The designated hedges are interest rate swap agreements with a total notional amount of $750 million. The terms of these swaps require us to pay a fixed rate during the term of the swap and receive the then current one-month LIBOR rate. At December 31, 2004, we also had basis swaps with a total notional amount of $400 million requiring payment of six-month LIBOR and receipt of one-month LIBOR plus a spread. During 2004, we entered into interest rate cap agreements with a combined notional amount of $368.6 million with respect to the collateralized debt obligations of HomeBanc Mortgage Trust 2004-2. The purpose of the interest rate swap and cap agreements is to protect our borrowing costs and portfolio yields.

Loans Held For Sale

We historically have used, and expect to continue to use, various financial instruments, including derivatives, to manage the interest rate risk related specifically to our loan applications subject to interest rate lock commitments, or “IRLCs,” which we refer to as our “committed pipeline,” and our loans held for sale inventory. We generally expect to use the following derivative financial instruments in our risk management activities related to the committed pipeline and loans held for sale inventory:

•	“best efforts” and “mandatory” forward sales of individual or whole loans, which represent an obligation to sell loans held for sale to an investor at a specific price in the future;

•	forward sales of mortgage-backed securities, or “MBS,” which represent an obligation to sell a MBS at a specific price in the future and the value of which increases as mortgage rates rise;

•	forward purchases of MBS, which represent an obligation to buy a MBS at a specific price in the future and the value of which increases as mortgage rates fall;

•	long call options on MBS, which represent a right to buy a MBS at a specific price in the future and the value of which increases as mortgage rates fall;

•	long put options on MBS, which represent a right to sell a MBS at a specific price in the future and the value of which increases as mortgage rates rise;

•	long call options on Treasury futures, which represent a right to acquire a Treasury futures contract at a specific price in the future and the value of which increases as the benchmark Treasury rate falls; and

•	long put options on Treasury futures, which represent a right to sell a Treasury futures contract at a specific price in the future, and the value of which increases as the benchmark Treasury rate rises.

We generally seek to cover substantially all of our fixed-rate loans held for sale inventory by individual delivery commitments with the applicable loan investor or forward sales of MBS net of forward purchases.

To manage the interest rate risk associated with the committed pipeline, we use a combination of net forward sales of MBS and “put” and “call” options on MBS or Treasury futures. Generally, we enter into forward sales of MBS in an amount equal to the portion of the committed pipeline expected to close, assuming no change in mortgage rates. We acquire put and call options to protect against the variability of loan closings caused by changes in mortgage rates, utilizing the current fallout estimates of loans in the committed pipeline that do not close to estimate the amount of option coverage. We review our committed pipeline and loans held for sale inventory risk profiles on a daily basis. We also employ “shock tests” to project the estimated effects of interest rate changes on our committed pipeline and loans held for sale inventory.

Interest rate risk management of the committed pipeline is complicated by the fact that the ultimate percentage of loan applications that close within the terms of the IRLC varies due to the “fallout” of applicants who receive commitments from us but choose not to close the mortgage loan within the terms of the commitment. The variability of the percentage of IRLCs not closed due to fallout is caused primarily by changes in mortgage rates. In general, the percentage of IRLCs that ultimately close increases if mortgage rates rise and decreases if mortgage rates fall, due primarily to the relative attractiveness of current mortgage rates compared to the applicants’ committed rates. The closing percentage is also influenced by, among other things, the source of the applications, age of the applications, construction delays, insufficient appraisal values to support the loan amount and purpose for the loans—purchase or refinance.

Our success in reducing our interest rate risk is directly related to our ability to monitor and estimate fallout. We have developed closing ratio estimates which utilize fallout data for the committed pipeline, using our empirical data and experience, taking into account all of these variables. The fallout estimates also take into account renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The fallout estimates are revised periodically using the most current empirical data.

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

The servicer receives an annual servicing fee for performing these functions. The servicing fees are collected and paid from the monthly interest payments made by the mortgagors. Prior to December 2003, HBMC did not retain the servicing for any of the mortgage loans that it sold, except for construction-to-permanent mortgage loans, which HBMC serviced during the construction phase of the loan. In addition, HBMC generally has serviced loans that are the subject of securitized transactions for up to 30 days after the loans are securitized. Commencing in December 2003, HBMC began retaining servicing for those loans that it found economically attractive to service, namely a portion of the nonconforming mortgage loans and a limited number of loans sold to Fannie Mae, and continued to service the construction-to-permanent loans during the construction phase. In 2004, we began to service, and in the future will continue to service, the loans we hold for investment. To support its conforming mortgage loan securitization sales, HBMC implemented an interim servicing platform in July 2001, which included licensing comprehensive third party mortgage loan servicing software. We are presently implementing a new mortgage servicing platform and applications suitable for servicers of private mortgage-backed securitizations in 2005 at an estimated conversion cost of approximately $0.6 million plus customized application development costs of approximately $0.2 million.

As of December 31, 2004, the Company serviced approximately 19,500 mortgage loans with an aggregate outstanding principal balance of approximately $3.6 billion that we held for investment, held for sale or that we serviced for others. During 2004, servicing revenues were approximately $1.9 million, while the Company had no servicing revenues for the years ended December 31, 2003 and 2002.

Allowance for Loan Losses

The Allowance represents our assessment and estimate of the risks associated with extending mortgage credit and our evaluation of the quality of our loans held for investment. We analyze our loans held for investment to determine the adequacy of the Allowance and the appropriate provision required to maintain this reserve at a level we believe will be adequate to absorb anticipated loan losses. We began to retain certain loans during 2004, which we have classified as “mortgage loans held for investment” in our balance sheet as of December 31, 2004. Our evaluation of the adequacy of the Allowance is based on an assessment of the risks of mortgage loans held for investment. In assessing the adequacy of the Allowance, we review the size, quality and risk of the mortgage loans held for investment. We also consider factors, including our historical loan loss experience of similar types of loans, the amount of past due and nonperforming loans, specific known risks, the value of the collateral securing the loans, current and anticipated economic and interest rate conditions, relevant industry data and other factors that affect the Allowance. Evaluation of these factors involves subjective estimates and judgments that are inherently uncertain and may change. A rapidly rising interest rate environment could have a material adverse affect on certain borrowers’ ability to repay their loans, especially in the case of adjustable-rate loans. Changes in economic conditions and interest rates could materially affect our evaluation of the Allowance and require additional provision to be made for loan losses.

Based on this analysis, we determined that the Allowance should be $2.9 million with respect to the $2.9 billion of mortgage loans held for investment as of December 31, 2004. The Allowance at December 31, 2004 was 9.8 basis points of our total mortgage loans held for investment. HomeBanc did not possess any loans held for investment at December 31, 2003. Since our historical experience analysis of the uncertainties involved in applying the Allowance policy is at an early stage as a result of our recent change in strategy, our actual loss experience may be substantially different from our Allowance. If actual losses are greater, profitability and cash flows will be reduced and liquidity will be adversely affected by HomeBanc’s obligation to repurchase such loans from aggregation facility lenders.

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

The changes in the Allowance for the year ended December 31, 2004 are summarized as follows:

(Dollars in thousands)
Beginning balance	$—
Loans charged off, Real estate-mortgage	—
Recoveries of loans previously charged off, Real estate-mortgage	—

Net charge-offs	—
Provision for losses on loans	2,870

Ending balance	$2,870

An allocation of the Allowance by loan type follows:

Allocation of the Allowance for Loan Losses

	As of December 31, 2004
Loan Type	Dollars (000s)	% of Loans
Real estate-mortgage	$2,824	98.4%
Construction-to-permanent	46	1.6%

Total	$2,870	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed properties. Nonperforming assets related to loans held for investment at December 31, 2004 are summarized as follows (dollars in thousands):

Nonaccrual loans	$3,889
Restructured loans	—

Total nonperforming loans	3,889
Foreclosed properties	—

Total nonperforming assets	$3,889

Revenues and Expenses

Our revenue historically has consisted primarily of:

•	gain on sale of mortgage loans, which is the difference between the price we receive on loan sales and the carrying cost of the loans, which is at the lower of cost or fair value. The cost of a loan includes the principal balance plus deferred direct loan costs, including sales associate commissions, appraisal fees and loan processing expense, less deferred loan origination and underwriting fees;

•	net interest income, which is the difference between the interest income generated on mortgage loans held for sale and the interest expense related to financing those loans through our warehouse lines of credit facilities and repurchase facilities; and

•	other revenue from servicing activities, and title and mortgage insurance ventures.

Our expenses historically have consisted primarily of:

•	salaries, benefits and associated payroll costs;

•	marketing, promotion and advertising costs;

•	occupancy and equipment costs;

•	depreciation and amortization expense;

•	interest expense on debt other than debt used to finance mortgage loans; and

•	other operating costs, which include outsourcing costs incurred for mortgage loan post-closing services, professional services and general and administrative functions.

As a result of implementing our REIT structure, our net interest income and servicing revenues have increased with the increased volume of loans held for investment. Our expenses have increased as a result of providing greater servicing functions on more loans, the interest expense incurred to fund loans held for investment our investment in our sales force and strategic marketing alliances and other expenses, including the costs of being a public company.

Our Title and Mortgage Insurance Ventures

HomeBanc Title Partners, LLC is 85% owned by us and is 15% owned by Security First Title Affiliates, Inc., an unaffiliated title insurance agency. HomeBanc Title Partners provides title insurance agency services to customers of HBMC.

We also own contractual interests in segregated accounts of two captive private mortgage reinsurance companies controlled and managed by unaffiliated insurance companies, to which we have contributed $1.2 million of capital as of December 31, 2004. These arrangements provide us with income based upon the amount of capital required to support these policies and the claims experience of the private mortgage insurance sold by these entities to customers of HBMC, and in which we bear the second 5% of losses in an amount up to our capital contributions. We began our participation in these ventures in 2003. We consolidate our interests in the two captive private mortgage reinsurance companies consistent with FASB Interpretation (“FIN”) No. 46 (R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. We may enter into other captive insurance arrangements in the future.

The following tables summarize the revenues, assets and liabilities related to these entities:

	As of and for the Year ended December 31, 2004	As of and for the Year ended December 31, 2003
	(Dollars in thousands)
HomeBanc Title Partners
Revenues	$1,564	$517
Assets	923	281
Liabilities	419	103

	As of and for the Year ended December 31, 2004	As of and for the Year ended December 31, 2003
	(Dollars in thousands)
Mortgage Reinsurance Ventures
Revenues	$777	$293
Assets	1,678	284
Liabilities	433	116

Taxation

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that the rate changes.

Our taxable REIT subsidiary, HBMC, incurred pre-tax losses of $76.7 million for the year ended December 31, 2004 primarily as a result of selling fewer loans in the secondary market and selling more loans to HomeBanc Corp. We also realized lower production volumes, and increased other expenses, including those incurred as a result of being a public company.

For GAAP purposes, no gain on sale is recognized on loans transferred to the REIT investment portfolio. However, for tax purposes, loans sold to the REIT investment portfolio are transferred at fair value resulting in a taxable gain on sale at HBMC, a TRS. HBMC transferred $2.9 billion of mortgage loans to HomeBanc Corp. during the second half of 2004, of which approximately $1.0 billion were loans accumulated by HBMC prior to the initial public offering. As a REIT, HomeBanc Corp. is not consolidated with its taxable REIT subsidiaries for federal income tax purposes, and, generally, HomeBanc Corp. separately pays no federal income tax. HBMC had a taxable loss during the year ended December 31, 2004, and recognized an $18.3 million tax benefit on a consolidated basis.

The following is the reconciliation of REIT taxable income to consolidated GAAP net loss for the year ended December 31, 2004 (dollars in thousands):

REIT taxable income(1)	$13,168
Taxable loss of taxable REIT subsidiaries	(47,334)
GAAP eliminations(2)	(32,444)
Tax benefit	18,277

Consolidated GAAP net loss (Post-tax)	$(48,333)

(1)	We define REIT taxable income to be REIT taxable income calculated under the Code for purposes of the REIT distribution requirement. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from TRSs (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by TRSs), plus 90% of net after-tax income from foreclosure property. REIT taxable income is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that REIT taxable income is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net income (loss). REIT taxable income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc Corp. uses REIT taxable income as the basis for establishing the amount of dividends payable to holders of its common stock.

(2)	Consists primarily of intercompany gains on sale of loans from taxable REIT subsidiaries to HomeBanc Corp. excluded from income by SFAS No. 65, as amended.

During 2004, the Company recorded deferred tax assets of $12.0 million related to net operating losses arising at HBMC and other timing differences. We presently believe that we have the ability to execute tax planning strategies and generate taxable income in the future at our taxable REIT subsidiaries sufficient to realize the benefit of these deferred tax assets related to net operating losses.

We intend to qualify, and will elect to be taxed, as a REIT for federal income tax purposes beginning with the tax year ended December 31, 2004. HBMC will continue to be our primary mortgage origination subsidiary, and HBMC has made an election to be treated as a TRS. In order to meet certain of the requirements for us to qualify as a REIT, we presently intend that HBMC will continue to conduct all of our origination activities. We expect that HBMC will sell all loans that it originates, either to HomeBanc Corp. or in the secondary market. Loans held for investment by us are accounted for at amortized cost for financial accounting purposes, less an allowance for loan losses reflecting losses inherent in the portfolio. Interest income generated from our retained loan portfolio is recognized as income. We service the loans held by us for investment and use HBMC as a subservicer of our loans.

As a REIT, HomeBanc Corp. generally will not be subject to federal income tax on REIT taxable income that it distributes to its shareholders. HBMC, as a separate tax filer and TRS of HomeBanc Corp., must record tax expense or benefit based on its stand-alone earnings or losses. As noted above, from time to time, HBMC sells and transfers mortgage loans to the portfolio of loans held by HomeBanc Corp. for investment. For purposes of GAAP, no gain on sale is recognized on mortgage loans sold and transferred by HBMC to HomeBanc Corp.’s investment portfolio. However, for tax purposes, mortgage loans sold and transferred to HomeBanc Corp.’s portfolio are transferred at fair value resulting in HBMC realizing a taxable gain on sale. During 2003, all of the loans originated by HBMC were sold to unrelated parties, and the resulting gain on sale was recognized for both tax and GAAP purposes. Since these transactions occurred outside of the REIT structure, they were taxed in accordance with applicable federal and state income tax rates.

For a more complete description of the requirements for us to qualify as a REIT, you should refer to the information under the heading “Certain Federal Income Tax Considerations.”

Results of Operations

The following should be read in conjunction with the consolidated financial statements of HomeBanc Corp. and its predecessors and the notes thereto. Results for the periods presented may not be indicative of future results due to factors including our reorganization on July 12, 2004 and the change in capital structure of our business effective upon completion of our initial public offering on July 19, 2004.

The following table shows selected categories of our results of operations expressed as percentages of total revenues.

	Years Ended December 31,
	2004	2003	2002
Revenues:
Net gain on sale of mortgage loans	66.6%	87.8%	92.7%
Net interest income after provision for loan losses	26.1	11.3	7.2
Other revenue	7.3	0.9	0.1

Total revenues	100.0%	100.0%	100.0%

Expenses:
Salaries and employee benefits	93.1%	39.6%	42.9%
Marketing and promotions	42.3	16.6	11.1
Occupancy and equipment expense	35.2	12.5	12.5
Other expenses	45.3	18.1	15.5

Total expenses	215.9%	86.9%	82.0%

(Loss) income before income taxes	(115.9)	13.1	18.0
Income tax (benefit) expense	(31.8)	5.6	7.4

Net (loss) income	(84.1)%	7.6%	10.6%

Percentages are rounded.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Overview

Results for 2004 were significantly affected by (1) the decision to change the business model from one of selling substantially all of the mortgage loans that HBMC originates to one of retaining for investment a majority of the adjustable-rate mortgage loans originated, (2) the reorganization and conversion to a REIT and (3) the public offering of our common stock.

Industry data obtained from the MBA indicated an industry-wide drop of 27% in total loan originations from 2003 to 2004. The decrease in total loan originations is the result of a significant decline in the refinance market due to rising interest rates. HomeBanc originated $5.6 billion of total loans in 2004, including $4.5 billion of adjustable-rate loans and $1.1 billion of fixed rate loans, compared to $5.9 billion of total loans, $3.3 billion of adjustable-rate loans and $2.6 billion of fixed rate loans originated during 2003. During 2004, the Company originated $4.5 billion in purchase money originations and $1.1 billion in refinancing originations, as compared to $3.9 billion and $2.0 billion, respectively, of purchase money and refinancing originations during 2003. Purchase money originations, which represented 80% of total originations during 2004, increased 13% compared to 2003. Refinancing originations, which represented 20% of total originations during 2004, declined by 42%, when compared to 2003. The Company did not experience as large a drop in originations as the overall industry from 2003 to 2004 due to our success in growing purchase money mortgage originations though continued expansion of strategic marketing alliances with realtors and home builders, as well as overall growth experienced in current and new markets, including three new stores opened in 2004.

Net Income (Loss)

The Company realized a net loss of $48.3 million during 2004, compared with net income of $7.7 million during 2003. During 2004, the Company began aggregating a majority of the adjustable-rate loans originated, rather than selling them as the Company has traditionally done. Loans sold during 2004 were $2.6 billion versus

$5.9 billion during 2003. Because of aggregating these loans, HomeBanc had approximately $2.9 billion of loans held for investment as of December 31, 2004. As a result of the lower loan sales during 2004, total revenues decreased to $57.5 million during 2004 from $102.0 million in 2003. The net loss was also impacted by growth in total expenses from $88.6 million in 2003 to $124.1 million in 2004. The increase in expenses was due primarily to additional costs incurred to support the Company’s future growth, including expenses of expanding strategic marketing alliances with realtors and home builders ($6.6 million increase) and training programs. The Company incurred expenses of $2.3 million in 2004 and $2.0 million in 2003 related to the delivery of associate training and development programs. The increase in total expenses from 2003 to 2004 also includes additional compensation ($13.1 million increase) and occupancy ($7.5 million increase) along with software and computer costs ($1.5 million increase) incurred to support higher production and sales volumes currently and in the future.

Revenues

Total revenues amounted to $57.5 million during 2004, compared with $102.0 million in 2003. The decline in revenues in 2004 was driven by the decline in gain on sales of mortgage loans, which was partially offset by an increase in net interest income.

Net Gain on Sale of Mortgage Loans.    Net gain on sale of mortgage loans was $38.3 million in 2004 compared with $89.5 million in 2003. The $51.2 million decrease from 2003 to 2004 was directly attributable to management’s change in strategy from loan liquidation to loan aggregation. HomeBanc sold substantially fewer loans in 2004 than in 2003 because loans that would have been sold under the previous strategy were retained as held for investment loans. Gain on sale of mortgage loans held for sale was 147 bp on sales volume of $2.6 billion in 2004, compared to 153 bp on sales volume of $5.9 billion during 2003.

Net Interest Income.    Net interest income increased from $11.5 million in 2003 to $17.9 million in 2004. The increase during 2004 was a result of the decision to aggregate and retain, rather than sell, a majority of adjustable-rate mortgage loan originations resulting in growth in the average loan balance, as depicted in the tables below.

The table below summarizes the changes in net interest income for 2004 and 2003:

Yields Earned on Mortgage Loans and

Rates on Borrowings to Finance Mortgage Loans

(Dollars in thousands)

	2004
	Loans Held for Sale
	Average Balance	Revenue/ Expense	Rate/ Yield
Mortgage loans held for sale	$416,552	$20,431	4.90%
Borrowings to finance mortgage loans	345,705	(15,976)	(4.62)%
Impact of derivative financial instruments		(2,031)	(0.59)%

Net interest margin		$2,424	0.58%

Net interest income as a % of interest income			11.9%

	2004
	Loans Held for Investment
	Average Balance	Revenue/ Expense	Rate/ Yield
Mortgage loans held for investment	$1,514,614	$46,199	3.05%
Borrowings to finance mortgage loans	1,169,491	(28,659)	(2.45)%
Impact of derivative financial instruments		(2,111)	(0.18)%

Net interest margin		$15,429	1.02%

Net interest income as a % of interest income			33.4%

	2004
	Total Mortgage Loans
	Average Balance	Revenue/ Expense	Rate/ Yield
Mortgage loans	$1,931,166	$66,630	3.45%
Borrowings to finance mortgage loans	1,515,196	(44,635)	(2.95)%
Impact of derivative financial instruments		(4,142)	(0.27)%

Net interest margin		$17,853	0.92%

Net interest income as a % of interest income			23.1%

	2003
	Average Balance	Revenue/ Expense	Rate/ Yield
Mortgage loans held for sale	$533,100	$27,358	5.13%
Borrowings to finance mortgage loans	475,100	(15,830)	(3.33)%

Net interest margin		$11,528	1.80%

Net interest income as a % of interest income			42.1%

As discussed above, as a result of the change in the Company’s business strategy, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. During 2004, REIT taxable net interest income was $17.4 million. The following table gives a reconciliation for the year ended December 31, 2004 of consolidated GAAP net interest income to REIT taxable net interest income (dollars in thousands):

Loans held for investment net interest income	$15,429
Intercompany interest between REIT and TRS	2,007

REIT taxable net interest income(1)	17,436
Intercompany interest between REIT and TRS	(2,007)
Loans held for sale net interest income	2,424

Consolidated GAAP net interest income	$17,853

(1)	REIT taxable net interest income is a non-GAAP financial measure. Management believes that REIT taxable net interest income is an additional meaningful measure to evaluate the Company’s operating performance. The most comparable GAAP measure is net interest income. REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. REIT taxable net interest income represents the largest revenue component to REIT taxable income, which HomeBanc Corp. uses as the basis for establishing the amount of dividends payable to holders of its common stock.

Provision for loan losses

The provision for loan losses during 2004 was $2.9 million. Because HomeBanc only began retaining loans during 2004, no provision for loan losses was recognized during 2003 or 2002. See the Allowance for Loan Losses section of Critical Accounting Policies for factors affecting the level of the provision.

Expenses

Total operating expenses increased to $124.1 million in 2004 from $88.6 million in 2003.

Salaries and Associate Benefits, net.    Salaries and associate benefits increased during 2004 as HomeBanc continued to grow and invest in its associates. Salaries and associate benefits were $53.5 million in 2004 versus $40.4 million in 2003. Total associates (including commission sales associates) grew to 1,262 at December 31, 2004 from 1,180 at December 31, 2003. Included in this $13.1 million increase are the costs relating to the retention bonus of $1.2 million to HomeBanc executives during the second quarter of 2004. Total compensation increased by $7.2 million from 2003 to 2004, largely due to a $6.6 million increase in salaries due to the hiring of additional associates. Stock-based compensation costs increased by $1.5 million in the current year due to initiation of the Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”) and $0.4 million in non-recurring costs related to the accelerated vesting of HMBC stock units issued prior to the initial public offering. Expenses associated with medical insurance benefits grew by $2.3 million from 2003 to 2004 due to growth in the number of plan participants and increasing medical costs. In addition, one-time severance costs of $0.7 million relating to a former executive were recorded during 2004.

Marketing and Promotions.    Marketing and promotion expense increased to $24.3 million in 2004 from $17.0 million in 2003. Substantially all of the growth in this category was the result of an increase in expenses related to strategic marketing alliances, which increased by $6.6 million from 2003 to total $15.7 million in 2004. The Company increased the number of realtor store-in-store locations from 98 in 2003 to 138 in 2004. Although these alliances generally require the payment of equal amounts over a three-year period, it is expected that a significant portion of the benefits (i.e., increased production volume) will occur during the latter part of the alliance arrangements. These strategic marketing alliances accounted for 35.8% and 28.5% of purchase and total mortgage loan production volume, respectively in 2004, compared with 36.3% and 24.2%, respectively in 2003.

Occupancy and Equipment Expense.    Occupancy and equipment expense amounted to $20.2 million in 2004, compared to $12.7 million in 2003. Much of the increase during 2004 was the result of a one-time, non-cash charge of approximately $5.5 million related to termination costs associated with a formerly leased facility abandoned upon relocation of the Company’s headquarters to a new leased facility. Another $2.0 million was the result of increased rental expense on buildings and equipment. HomeBanc had 21 store locations at December 31, 2004 compared with 16 at December 31, 2003.

Other Operating Expense.    Other operating expense increased to $18.2 million from $12.1 million in 2003. The increase in 2004 was mainly due to $2.0 million in consulting services related to business strategy and process improvements directly related to the transition to being a public company, a $0.8 million increase in legal and accounting fees, primarily as a result of being public, and a $1.5 million increase in software licensing fees and maintenance fees.

Income Tax.    Income tax benefit amounted to $18.3 million during 2004 while income tax expense was $5.7 million in 2003. The large 2004 benefit was the result of a pre-tax loss of $66.6 million during 2004. The income tax expense during 2003 reflects the average effective tax rate of 42.4% prior to the reorganization of the Company to realized the tax benefits of maintaining status as a REIT. The effective tax rate for 2004 was a benefit of 27.4%, primarily as a result of taxable losses created at HBMC.

As a REIT, HomeBanc Corp. generally will not be subject to federal income tax on REIT taxable income that it distributes to its shareholders. HBMC, as a separate tax filer and TRS of HomeBanc Corp., must record tax expense or benefit based on its stand-alone earnings or losses. As noted above, from time to time, HBMC sells and transfers mortgage loans to the portfolio of loans held by HomeBanc Corp. for investment. For purposes of GAAP, no gain on sale is recognized on mortgage loans sold and transferred by HBMC to HomeBanc Corp.’s investment portfolio. However, for tax purposes, mortgage loans sold and transferred to HomeBanc Corp.’s portfolio are transferred at fair value resulting in HBMC realizing a taxable gain on sale. During 2003, all of the loans originated by HBMC were sold to unrelated parties, and the resulting gain on sale was recognized for both tax and GAAP purposes. Since these transactions occurred outside of the REIT structure, they were taxed in accordance with applicable federal and state income tax rates.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Overview

Our results for 2003 reflected both the record levels of activity in the housing finance markets and our continued growth. We also believe the results show our ability to respond to changing consumer preferences for mortgage loans through our array of mortgage loan products. We continued to invest significantly in our strategic marketing alliances with realtors and home builders as well as expanding in current as well as into new markets. We originated $5.9 billion of total loans in 2003, including $3.3 billion of adjustable-rate loans and $2.6 billion of fixed rate loans, compared to $5.0 billion of total loans, $3.0 billion of adjustable-rate loans and $2.0 billion of fixed-rate loans originated in 2002. Our net income of $7.7 million for 2003 compared to net income of $8.9 million for 2002.

Net Income

Net income decreased 13.5% to $7.7 million in 2003 from $8.9 million in 2002. While our higher level of loan sales—$5.9 billion in 2003 as compared to $4.9 billion in 2002—resulted in a 21.7% increase in revenues, expenses increased by 29.0%. The increased level of loans sold by us coincided with the record level of activity in the U.S. housing market in 2003. The increase in expenses was due primarily to additional costs incurred to support our future growth, including expenses of expanding our strategic marketing alliances with realtors and home builders and training of associates. We trained 217 and 97 sales associates in 2003 and 2002, respectively, at a total cost, together with associate development programs, of $2.0 million in 2003 compared to $1.2 million in 2002. The increase in total expenses also includes additional compensation and occupancy, software and computer costs incurred to support our higher production and sales volumes currently and in the future. We believe these actions will support our future growth.

Revenues

Total revenues increased to $102.0 million in 2003 from $83.8 million in 2002, due primarily to increased loan production resulting from an increased number of loan officers, opening new stores and expanding our strategic marketing alliances with realtors and home builders.

Gain on Sale of Mortgage Loans.    Gain on sale of mortgage loans increased 15.2% to $89.5 million in 2003 from $77.7 million in 2002. The increase in gain on sale of mortgage loans was due to the increased sales volume of loans sold in 2003 offset by a small decrease in our gain on sale margin. Gain on sale of loans was 153 bp on sales volume of $5.9 billion for 2003 compared to 159 bp on sales volume of $4.9 billion for 2002. This decrease in our gain on sale margin was due primarily to a 59.1% drop in Federal Housing Administration/Veterans Administration mortgage loan origination volume and other shifts in our product mix. The decrease in our FHA/VA loan origination volume was due primarily to our introduction of a more attractive alternative product that was easier to process than the FHA/VA loans where our volume of originations resulted in processing backlogs at HBMC in 2003. Customer preferences for different mortgage loan products also can be influenced by a number of factors, like interest rates. When customers’ product preferences change, we have product mix shifts. We believe fixed-rate mortgage loans historically have had a higher gain on sale margin because of higher market values of the servicing relating to fixed-rate loans. We sold all but $35.6 million of our mortgage loans on a servicing released basis during 2003, and all of our loans sold in 2002 were sold on a servicing released basis.

Our revenues, margins and gain on sale can also be affected by changes in interest rates and changes in customer preferences, investor preferences and pricing that change our loan volumes and product mix. Changes in interest rates and the yield curve can also result in consumer and investor changes between fixed-rate and adjustable-rate mortgage loans, and gain on sale and other revenues, including net interest income.

Net Interest Income.    Net interest income on mortgages held for sale increased 88.5% to $11.5 million in 2003 from $6.1 million in 2002. The increase in 2003 was due primarily to an increase in the volume of average mortgage loans held for sale, which increased 42.6% to $533.1 million in 2003 compared to $373.9 million in 2002, as well as an increase in net interest spread on mortgage loans held for sale, which increased 106.9% to 1.80% in 2003 from 0.87% in 2002. The increase in the average amount of mortgage loans held for sale was due to our increase in the time we held the loans on average before we sold them due to processing backlogs with our purchasers resulting from the high volumes of secondary market transactions. Net interest income also benefited from a 19.0% decline in interest rates on our financing arrangements on mortgage loans held for sale from 4.11% to 3.33%, a portion of which decrease related to reduced spreads over LIBOR on our costs of funds borrowed to finance our mortgage loans.

The table below summarizes the changes in our net interest income for 2003 and 2002.

Yields Earned on Mortgage Loans Held for Sale and

Rates on Borrowings to Finance Mortgage Loans

(Dollars in thousands)

	2003
	Average Balance	Revenue/ Expense	Rate/ Yield
Mortgage loans held for sale	$533,100	$27,358	5.13%
Borrowings to finance mortgage loans	475,100	(15,830)	(3.33%)

Net interest spread		$11,528	1.80%

Net interest income as a % of interest income			42.1%

	2002
	Average Balance	Revenue/ Expense	Rate/ Yield
Mortgage loans held for sale	$373,900	$18,604	4.98%
Borrowings to finance mortgage loans	305,400	(12,544)	(4.11%)

Net interest spread		$6,060	0.87%

Net interest income as a % of interest income			32.6%

Expenses

Total operating expenses increased to $88.6 million in 2003 from $68.7 million in 2002.

Salaries and Associate Benefits.    Salaries and associate benefits increased 12.2% to $40.4 million in 2003 from $36.0 million in 2002. These expenses included training and personal development expenses that were $2.0 million in 2003, up 66.7% from $1.2 million in 2002. The increase was primarily due to the expansion of our support staff (processing, underwriting and closing associates) necessary to support our growth. Total associates (including commission sales associates) increased 38.2% to 1,180 on December 31, 2003 from 854 on December 31, 2002. Commissions paid to sales associates are included in the costs of mortgage loans originated by them and included in the gain on sale calculation for these mortgage loans.

Marketing and Promotions.    Marketing and promotion expense increased 82.8% to $17.0 million in 2003 from $9.3 million in 2002. This increase was primarily due to a $5.7 million increase to $9.2 million in expenses associated with the continued expansion in 2003 of our strategic marketing alliances with realtors and home builders which was 162.9% greater than in 2002. We increased our number of realtor store-in-store locations from 48 in 2002 to 98 in 2003. Although these alliances require the payment of equal amounts over a three-year period, we expect that a significant portion of the benefit to us (i.e., increased production volume) will occur during the latter part of the alliance arrangements. These strategic marketing alliances accounted for 36.3% and 24.2% of our purchase and total mortgage loan production volume, respectively, in 2003, up from 28.7% and 18.7%, respectively, in 2002.

Occupancy and Equipment Expense.    Occupancy and equipment expense increased 21.0% to $12.7 million in 2003 from $10.5 million in 2002. During 2003, we added two additional origination office locations and expanded several existing locations. The 2003 expense also includes a full year of rent for two stores that we opened during the second half of 2002. We had 16 origination office locations at December 31, 2003 as compared to 14 on December 31, 2002.

Other Operating Expense.    Other operating expense increased 61.3% to $12.1 million in 2003 from $7.5 million in 2002 due to the expansion of our loan outsourcing arrangements for post-closing services and for consulting services.

Income Tax.    Income tax expense decreased 8.1% to $5.7 million in 2003 from $6.2 million in 2002. The income tax expense reflects the average effective tax rate of 42.4% and 41.1% in 2003 and 2002, respectively.

Risk Management

Risk management is important to our business, and we have established an asset and liability committee, a risk management committee, and a credit committee, each of which is comprised of senior officers, to evaluate, manage and monitor our risks.

Asset and Liability Committee

As of March 15, 2005, ALCO consisted of Patrick S. Flood (Chief Executive Officer), Kevin D. Race (President, Chief Operating Officer and Chief Financial Officer of HomeBanc Corp.), J. Michael Barber (Senior Vice President and Chief Accounting Officer), Nicolas V. Chater (Executive Vice President, Deputy Chief Financial Officer of HomeBanc Corp. and Chief Financial Officer of HBMC), Debra F. Watkins (Executive Vice President of Capital Markets), John Kubiak (Senior Vice President and Chief Investment Officer, and Chair of the ALCO), James L. Krakau (Senior Vice President and Treasurer), D.C. Aiken (Senior Vice President of Products and Services), and John A. Cardamone (Senior Vice President and Chief Credit Officer). The ALCO is responsible for oversight of interest rate risk and prepayment risk associated with loans held for investment, our funding and liquidity risk, and our controls related to each of these risks. The ALCO’s oversight function includes responsibility for developing appropriate policies and strategies for managing our assets and liabilities with the goal of providing for consistency of earnings growth and adequate liquidity and capital, communicating these policies and strategies to appropriate personnel, and monitoring compliance with those policies and strategies. The ALCO is also responsible for oversight of the risk management committee and the credit committee.

Risk Management Committee

As of March 15, 2005, the risk management committee consisted of Patrick S. Flood (Chief Executive Officer), Kevin D. Race (President, Chief Operating Officer and Chief Financial Officer of HomeBanc Corp.), Nicolas V. Chater (Executive Vice President, Deputy Chief Financial Officer of HomeBanc Corp. and Chief Financial Officer of HBMC), Debra F. Watkins (Executive Vice President of Capital Markets and Chair of the Risk Management Committee), John Kubiak (Senior Vice President and Chief Investment Officer), Todd K. Vickery (Senior Vice President of Secondary Marketing), Becky V. Cardamone (Senior Vice President of Product Development), Donald R. Ramon (Senior Vice President and Controller), D.C. Aiken (Senior Vice President of Products and Services) and Norbert C. Theisen (Senior Vice President of Change Management and Quality). The risk management committee oversees interest rate risk associated with the committed pipeline and loans held for sale, competitive risks associated with products and pricing, and the internal controls related to each of these risks. The risk management committee reports directly to our asset and liability committee.

Credit Committee

As of March 15, 2005, our credit committee consisted of Kevin D. Race (President, Chief Operating Officer and Chief Financial Officer of HomeBanc Corp.), Debra F. Watkins (Executive Vice President of Capital Markets), Nicolas V. Chater (Executive Vice President, Deputy Chief Financial Officer of HomeBanc Corp. and Chief Financial Officer of HBMC), Charles W. McGuire (Executive Vice President and General Counsel), John Kubiak (Senior Vice President and Chief Investment Officer), John A. Cardamone (Senior Vice President and Chief Credit Officer and Chair of the Credit Committee), Donald R. Ramon (Senior Vice President and Controller), Maureen Bolton (Senior Vice President of Securitization) and Caroline K. Bramon (Senior Vice President of Post Production). In addition, D.C. Aiken (Senior Vice President of Products and Services), Pamela J. Detrow (Senior Vice President of Compliance) and Marilyn J. Eberhardt (Vice President of Servicing) are non-voting participants on the credit committee. The credit committee oversees the development of our credit risk management policies, reserve requirements for loans that we hold for investment or that we service, the default risk on loans that we hold for investment, counter-party risk and the controls related to each of these risks. The credit committee reports directly to our asset and liability committee.

We believe that our primary risk exposures are interest rate risk, credit risk and liquidity risk. Interest rate risk and credit risk are discussed in the subparagraphs immediately below, and liquidity risk is discussed separately under the caption “—Liquidity and Capital Resources.”

Interest Rate Risk

We have risk management practices and programs to manage the interest rate risks associated with our mortgage origination and financing activities. We enter into derivative financial instrument transactions solely for risk management purposes. The decision of whether or not to mitigate interest rate risks, or a portion thereof is determined by senior management through the applicable committee and is based on the risks involved and other factors, including the financial effect on income, asset valuation and compliance with REIT income tests. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards reducing the potential for economic losses that we could incur.

From the time a mortgage loan is in the pipeline until it is sold as a whole loan or in securitized form in the secondary market, we have exposure to interest rate and credit risk.

Interest rate risk is a primary risk exposure for us. Changes in interest rates can affect us in the following ways: (1) it can change the interest income we receive from our mortgage loans held for investment as well as mortgage loans held for sale, (2) it can change the market values of mortgage loans held for sale and investment, as well as the values of the related mortgage properties, (3) it can change the interest expense we pay to fund and finance our mortgage loans, and (4) it can change the value of the derivatives we use to manage our interest rate risk. We use various techniques to estimate the potential effects from various interest rate scenarios.

Our loans held for investment as of December 31, 2004 were primarily comprised of mortgage loans that have interest rates that change at one month or six month intervals based on changes in LIBOR. In addition, a portion of the loans that are held for investment are hybrid adjustable-rate loans, which carry an initial fixed coupon rate for the first three, five or seven years with interest rates that reset each six months thereafter based on the six-month LIBOR rate plus a margin. These mortgage loans also have lifetime caps (maximum allowed interest rates).

The table below shows the change in net interest income we estimate would occur from 50 and 100 basis point increases and decreases in interest rates based upon current funding and derivative financial instrument positions. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis

on Mortgage Loans Held for Investment

December 31, 2004 Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	(2,675)	(6.4%)
+50	(1,338)	(3.2%)
-50	1,338	3.2%
-100	2,675	6.4%

We expect to manage and reduce our interest rate risks through term securitizations and through our hedging activities. In addition, while the interest rates payable on our aggregation facilities can change daily based on changes in LIBOR, our borrowings under our term securitizations reprice less frequently and better match changes in rates earned on our mortgage loans held for investment.

Our mortgage loans held for sale as of December 31, 2004 were comprised of adjustable- and fixed-rate mortgage loans. In the case of adjustable-rate mortgage loans, the interest rate resets at various intervals and is generally subject to lifetime caps. The rates on the fixed-rate loans do not change. We presently do not believe that we have significant interest rate risk on our loans held for sale under most of the interest rate scenarios we believe likely to occur. However, should interest rates move significantly before we sell the loans, then we would be more significantly affected by the change in interest rates.

The following table shows our estimate of the effects of a change of 50 and 100 basis points, including both an increase and decrease in the interest rates, for 30 days:

Instantaneous Interest Rate Change Analysis

on Mortgage Loans Held for Sale

December 31, 2004 Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	(144)	(24.3%)
+50	(72)	(12.2%)
-50	72	12.2%
-100	144	24.3%

December 31, 2003 Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	(209)	(32.2%)
+50	(105)	(16.1%)
-50	105	16.1%
-100	209	32.2%

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

The following table summarizes the sensitivity of the fair value of our mortgage loans held for sale and rate lock commitments and of the related derivatives to changes in the benchmark instrument price:

	+100 Basis Points	+50 Basis Points	-50 Basis Points	-100 Basis Points
	(Dollars in millions)
As of December 31, 2004
Change in fair value of mortgage loans held for sale and interest rate lock commitments	$1.385	$0.697	$(0.699)	$(1.396)
Change in fair value of derivative financial instruments related to loans held for sale and interest rate lock commitments	(1.391)	(0.696)	0.695	1.388

Net change	$(0.006)	$0.001	$(0.004)	$(0.008)

As of December 31, 2003
Change in fair value of mortgage loans held for sale and interest rate lock commitments	$1.120	$0.568	$(0.581)	$(1.176)
Change in fair value of derivative financial instruments related to loans held for sale and interest rate lock commitments	(1.132)	(0.567)	(0.572)	1.148

Net change	$(0.012)	$0.001	$(0.009)	$(0.028)

Interest rate lock commitments are derivative financial instruments as defined by SFAS No. 133 and, therefore, must be recorded at fair value on the balance sheet. However, unlike most other derivative financial instruments, there is no active market for rate lock commitments that can be used to determine a rate lock commitment’s fair value.

We estimate the fair value of rate lock commitments based on the change in estimated fair value of the underlying mortgage loan, weighted by the probability that the loan will fund within the terms of the rate lock commitment. The change in fair value of the underlying mortgage loan is based upon the quoted prices of MBS and is measured from the lock date. Therefore, at the time of issuance, the estimated fair value of a rate lock commitment is zero. Subsequent to issuance, the fair value of rate lock commitments can be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the loan will fund within the terms of the rate lock commitment is driven by a number of factors, in particular, the change, if any, in mortgage rates subsequent to the lock date. In general, the probability of closing and funding the loan increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the rate lock commitment also is influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. We have developed estimates of the mortgages that will not close (fall out) using empirical data that take into account these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The fallout estimates are utilized to estimate the quantity of loans that will fund within the terms of the rate lock commitments.

At December 31, 2004, the fair value of our rate lock commitments was approximately $0.1 million, and the corresponding fair value of mandatory forward sale commitments was $(0.3) million. The corresponding notional values were $66.3 million and $138.9 million, respectively. At December 31, 2004, there were no option contracts outstanding. Although not in a designated hedging relationship under SFAS No. 133, the interest rate locks and related mandatory trades result in an effective economic hedge.

We employ a number of procedures to monitor the designated hedging relationships to determine whether the hedges are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item. Additionally, we may elect to de-designate a hedge relationship during an interim period and re-designate a hedge upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, we continue to carry the derivative financial instrument on our balance sheet at fair value with changes in value recorded in current earnings.

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

Our hedging transactions using derivative financial instruments also involve certain additional risks such as counterparty credit risk and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions and securities dealers, which we believe are well capitalized with investment grade credit ratings and with which we may have other financial relationships. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty is the difference between the value of the contract and the current market price at the time of the default. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

Our mortgage loans held for investment will also be subject to spread risk. We presently expect that the majority of these loans will be adjustable-rate loans valued based on a market credit spread to a benchmark yield such as U.S. Treasury security and LIBOR yields. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to the benchmark yield. Excessive supply of such loans combined with reduced investor demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark yield to value such loans. Under such conditions, the value of our portfolio of mortgage loans held for investment would tend to decline. Conversely, if the spread used to value such loans were to decrease or tighten, the value of our loan portfolio would tend to increase. Such changes in the market value of our loan portfolio may affect our net equity, net income or cash flow directly, or indirectly through their impact on our ability to borrow and access capital.

Liquidity and Capital Resources

Similar to many mortgage REITs, following our reorganization and our election to be taxed as a REIT, we have increased and expect to continue to increase our returns by leveraging our equity through borrowings, including securitizations treated as debt for financial reporting and federal income tax purposes. We presently expect to seek a leverage ratio of 16 to 18 times the amount of our equity, although such levels will not be reached initially. We seek to match the maturities of our long-term borrowings to the maturities of our loans held for investment to reduce refinance risk and lessen the potential effects of changes in interest rates. The following discussion summarizes the financing methods that we use to take advantage of financing alternatives available to us.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay interest on and repay the principal amounts of our borrowings, fund and maintain investments, make distributions to our shareholders and pay our general business expenses. We presently believe our current cash balances, funds available under our financing arrangements (as described below) and cash flows from operations, including proceeds from sales of fixed-rate and adjustable-rate mortgage loans, will be sufficient for our liquidity requirements for the next 12 months. Our investments and assets also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings. Should our liquidity needs exceed these ongoing or immediate sources of liquidity, we believe that our mortgage loan portfolio could be sold to raise additional cash, subject to limitations on such sales needed to preserve our REIT status. We do, however, expect to continue the expansion that we have undertaken and may have to seek additional sources of capital through the issuance of debt or equity and have had to amend our credit facilities to permit additional leverage as we aggregated mortgage loans in anticipation of our initial public offering. We currently have no commitments for any additional financings, and we cannot ensure that we will be able to obtain any additional financing at the times required and on terms and conditions acceptable to us, if at all. If we fail to obtain needed additional financing, our growth would be slowed or suspended.

Warehouse Facility

We use a credit facility with third parties referred to as the “warehouse line” or “warehouse facility.” Under the warehouse line, HBMC borrows funds to originate new mortgage loans, and in turn, pledges the mortgage loans to the warehouse lender as collateral. We maintain a syndicated warehouse facility led by JPMorgan Chase Bank, which at December 31, 2004 had $775.0 million committed and matures on June 7, 2005. As of December 31, 2004, the aggregate outstanding balance under the warehouse facility was $297.2 million, and the aggregate maximum amount available for additional borrowings was $477.8 million.

Advances under the warehouse facility are subject to sub-limits (including sub-limits on loan types and the availability of financing for loans repurchased as a result of breaches of their representations and warranties, among other items), advance rates and terms that vary depending on the type of mortgage loans securing the warehouse facility advances. Advances under the warehouse facility are secured by mortgage loans and mortgage servicing rights owned by HBMC or HomeBanc Corp., each of whom can borrow under this facility.

We have the option of selecting a fixed or floating rate of interest to be paid on advances under the warehouse facility. If we choose a fixed rate, we can lock in an interest rate for up to three months, after which the rate is reset. Both the fixed and floating interest rates are based on the interest rate available to lenders in the interbank market in London (LIBOR) plus a spread ranging from 1.025% to 1.750% per annum depending on the type of collateral or mortgage loan that supports the particular advance.

Under the warehouse facility, interest is payable monthly in arrears, and outstanding principal is payable under each of the following circumstances: (1) after the lapse of seven to 364 days after an advance is made (the exact time period depending on the type of mortgage loan that supports the particular advance) we must repay outstanding principal in an amount equal to the advance for such mortgage loan, (2) once we are entitled to collect the proceeds from the sale of mortgage loans financed by the facility, we must repay outstanding principal in an amount equal to the proceeds of the sale, (3) if the outstanding principal exceeds the borrowing base (which is the measure of the value of the mortgage loans that are collateral and secure the facility) we must repay outstanding principal and interest in an amount equal to the excess, (4) upon the occurrence of certain disqualifying events, which include the failure of a mortgage loan which we pledge as collateral to close, when such mortgage loan is in default for a certain period of time, when such mortgage loan is repaid or was obtained with fraudulent information or upon our failure to cure a defect in the mortgage loan’s documentation, we must repay outstanding principal and interest in an amount equal to the advance for such mortgage loan and (5) on the maturity date which is June 7, 2005.

The warehouse facility contains certain financial covenants which require us to:

•	maintain a maximum ratio of total liabilities to adjusted tangible net worth of 18 to 1;

•	maintain a maximum ratio of total recourse liabilities to adjusted tangible net worth of 5 to 1;

•	maintain minimum adjusted tangible net worth of at least $180 million plus an amount equal to 85% of the net proceeds of any offerings completed;

•	maintain minimum adjusted tangible net worth of at least $10 million at HBMC; and

•	maintain liquidity of at least $25 million.

We were in compliance with each of these financial covenants as of December 31, 2004.

The warehouse facility also contains covenants limiting our ability and the ability of our subsidiaries to:

•	transfer or sell all or substantially all of our non-loan assets;

•	grant liens on the collateral securing the warehouse facility; and

•	incur additional indebtedness, under new facilities, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld.

A breach of a warehouse facility covenant, unless waived or modified, could restrict or eliminate our ability to fund our operations through payments of dividends from our subsidiaries and to pay cash dividends on our stock. In addition, under our warehouse facility, HBMC cannot continue to finance a mortgage loan if:

•	the loan is rejected as “unsatisfactory for purchase” by the ultimate investor and has exceeded its permissible warehouse period;

•	HBMC fails to deliver the applicable note, mortgage or other documents evidencing the loan within the requisite time period; or

•	the loan ceases to be an eligible loan (as determined pursuant to the warehouse facility agreement).

Master Repurchase Agreement

HBMC also uses repurchase agreements to finance a portion of the mortgage loans that it originates. Under these repurchase agreements, HBMC sells a mortgage loan to a counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor. HBMC presently maintains a $150.0 million uncommitted master repurchase agreement with Merrill Lynch Mortgage Capital Inc., which expires on February 24, 2006. As of December 31, 2004, the aggregate outstanding balance under the Merrill Lynch repurchase facility was $5.7 million and the aggregate maximum amount available for additional advances was $144.3 million.

On December 31, 2004, HomeBanc Corp. entered into an agreement and joinder to the Merrill Lynch repurchase facility. This amendment makes HomeBanc Corp. a party to the master repurchase agreement so that it may directly finance loans under that facility.

The purchase advances under the Merrill Lynch repurchase facility are subject to sub-limits (including sub-limits on loan types and the availability of financing for loans repurchased as a result of breaches of their representations and warranties, among other items), advance rates and terms that vary depending on the type of mortgage loans securing the repurchase advances. Advances under the Merrill Lynch repurchase facility are secured by mortgage loans and mortgage servicing rights owned by us.

When we repurchase mortgage loans from Merrill Lynch under the Merrill Lynch repurchase facility, we pay a premium which is calculated much like interest on a loan. The rate is fixed monthly and is based on LIBOR plus an additional percentage which ranges from 1.00% to 2.00% depending on the type of mortgage loan that Merrill Lynch purchases from us.

Under the Merrill Lynch repurchase facility, the premium is payable monthly in arrears. Outstanding mortgage loans must be repurchased by us on the date agreed upon by Merrill Lynch and us and on the maturity date, which is February 24, 2006. Additionally, in the event of a decrease in the market value of the mortgage loans sold to Merrill Lynch such that the purchase price paid to us exceeds the then current market value, we are required to transfer additional cash in an amount equal to the amount of the decrease in market value of such loans.

The Merrill Lynch facility contains certain financial covenants which require us to:

•	maintain minimum tangible net worth of $10 million at HBMC;

•	maintain minimum adjusted tangible net worth of at least $180 million plus an amount equal to 85% of the net proceeds of any offerings completed;

•	maintain a maximum ratio of total recourse liabilities to adjusted tangible net worth of 6 to 1;

•	maintain a maximum ratio of total liabilities to adjusted tangible net worth of 20 to 1; and

•	maintain liquidity of at least $20 million.

We were in compliance with each of the applicable financial covenants under this facility as of December 31, 2004.

The Merrill Lynch facility also contains covenants limiting our ability and the ability of our subsidiaries to:

•	transfer or sell all or substantially all of our non-loan assets;

•	grant liens on the collateral securing this facility; and

•	incur additional indebtedness, under new facilities, without obtaining the prior consent of Merrill Lynch, which consent may not be unreasonably withheld.

A breach of a covenant in this repurchase facility, unless waived or modified, could restrict or eliminate our ability to fund our operations through payments of dividends from our subsidiaries and to pay cash dividends on our stock.

Fannie Mae As Soon As Pooled® Plus Program

In connection with the sale of conforming mortgage loans to Fannie Mae for cash or for their inclusion in a pool of mortgage-backed securities guaranteed by Fannie Mae, HBMC entered into an “As Soon As Pooled® Plus” agreement with Fannie Mae. The “As Soon As Pooled® Plus” agreement allows HBMC to receive cash from Fannie Mae in respect of the conforming mortgage loans up to 60 days in advance of the actual sale of these loans to Fannie Mae, allowing HBMC to pay down its borrowings under its warehouse facility. Much like HBMC’s repurchase facility, after a specified period of time HBMC repurchases these mortgage loans from Fannie Mae for a premium, which equates to interest charged on the cash Fannie Mae advanced to HBMC. Unlike HBMC’s repurchase facility, HBMC does not then sell the loans to third-party investors, but instead sells them back to Fannie Mae immediately after they have been repurchased by HBMC. Before the conforming loans are sold for cash or pooled in mortgage-backed securities and, in the event of a decrease in the market value of the conforming loans, HBMC is subject to margin requirements which may require HBMC to transfer additional cash or mortgage loans to Fannie Mae in an amount equal to the amount of the decrease in market value.

Under the Fannie Mae agreement, HBMC may deliver to Fannie Mae individual mortgage loans against the transfer of funds to HBMC. Within 20 days of the loan’s closing, HBMC designates the loans for pooling or sale through Fannie Mae. This facility may be terminated by Fannie Mae at its discretion at any time. HBMC accounts for the cash payment it receives from Fannie Mae as a financing until HBMC has surrendered control over the loans to be delivered by it to Fannie Mae.

HBMC was in good standing status as an approved lender and servicer with FHA/VA, Ginnie Mae, Fannie Mae and Freddie Mac at December 31, 2004.

Countrywide Early Purchase Program

We had an early purchase program agreement, or “EPP,” with Countrywide Home Loans, Inc. Under the EPP, we sold individual mortgage loans to Countrywide on a servicing-released basis, which means that we sold the servicing rights along with the loans. The EPP required us to maintain a ratio of total liabilities to tangible net worth of not greater than 25 to 1 and tangible net worth of at least $25 million. The EPP expired on October 15, 2004 and was not renewed.

Loan Aggregation Facilities

On March 2, 2004, Abetterwayhome Corp. created a Delaware limited liability company, Abetterwayhome Finance, LLC, a bankruptcy-remote, single-purpose vehicle with Abetterwayhome Corp. as its sole member. On March 8, 2004, Abetterwayhome Finance, LLC entered into a $500 million uncommitted master repurchase agreement with JPMorgan Chase Bank. As of December 31, 2004 the outstanding balance on this facility amounted to $472.7 million.

On March 15, 2004, Abetterwayhome Corp. created a second Delaware limited liability company, Abetterwayhome Finance, LLC II, a bankruptcy-remote, single-purpose vehicle with Abetterwayhome Corp. as its sole member. On April 29, 2004, Abetterwayhome Finance, LLC II entered into a similar $500 million uncommitted master repurchase agreement with Bear Stearns Mortgage Capital Corporation. As of December 31, 2004 the outstanding balance on this facility amounted to $396.7 million.

Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II used these facilities to purchase adjustable-rate mortgage loans from HBMC and to aggregate mortgage loans to be held for investment.

As of June 7, 2004, each of HomeBanc Funding Corp. and HomeBanc Funding Corp. II became a joint and several obligor with Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II, respectively, under their respective aggregation/mortgage loan repurchase agreements. Following the reorganization, HomeBanc Corp. became the guarantor of 10% of these obligations, and a similar guaranty originally in place with HBMC Holdings as guarantor was terminated. Also upon completing the reorganization, HomeBanc Funding Corp. and HomeBanc Funding Corp. II acquired substantially all of the mortgage loans held by Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II, respectively, and held these mortgage loans pending our periodic securitizations. The aggregation facilities were amended as of June 7, 2004 to (1) extend the maturity of the Bear Stearns facility, (2) increase the JPMorgan Chase Bank facility to $1.0 billion through the earlier of the closing of our first securitization of our mortgage loans held for investment or July 31, 2004, (3) waive a default by the limited guarantor, HBMC Holdings, as of May 31, 2004 under the leverage covenant in the JPMorgan Chase Bank facility and increase the permitted leverage ratio through July 31, 2004, and (4) amend certain terms to make the terms of these facilities more favorable for the period following the initial public offering of our common stock. With respect to the JPMorgan Chase Bank aggregation facility amendment, the $1.0 billion capacity was decreased back to $500 million on July 30, 2004, the date of the closing of the first securitization. In addition, the temporary increase in the permitted leverage ratio expired on July 31, 2004. Effective July 31, 2004, the JPMorgan Chase Bank master repurchase agreement related to the aggregation facility bears an interest rate of 30-day LIBOR plus 0.6%. In addition, in accordance with amendments to the Bear Stearns facility on June 25, 2004, effective July 30, 2004, the Bear Stearns Mortgage Capital Corporation master repurchase agreement was reduced to $300 million and bears an interest rate of 30-day LIBOR plus 0.7%.

On October 12, 2004, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. entered into additional amendments to the JPMorgan Chase Bank aggregation facility. These amendments resulted in a temporary increase in the maximum aggregate commitments under the aggregation facility from $500 million to $600 million for the period from October 12, 2004 through and including up to the earlier of November 11, 2004 or the completion of our second securitization transaction, which occurred on October 29, 2004. In addition, the amendments permanently increased the sublimit under the aggregation facility for 5/6 or 3/6 adjustable rate mortgage loans so that these loans may constitute up to 50% of the aggregate repurchases under the aggregation facility.

On December 27, 2004, Abetterwayhome Finance, LLC, HomeBanc Funding Corp., HBMC and HomeBanc Corp. entered into an amendment and joinder to the JPMorgan Chase Bank aggregation facility that permits Abetterwayhome Finance, LLC and HomeBanc Funding Corp. to use the facility to purchase adjustable-rate mortgage loans from both HomeBanc Corp. and HBMC and to aggregate these mortgage loans to be held for investment. In addition, on December 27, 2004, the parties amended the JPMorgan Chase Bank master repurchase agreement to permit the financing of 7/6, 5/6 and 3/6 adjustable rate mortgage loans up to the sublimit of 50% of the aggregate purchases under that facility and to permit the financing of Alt-A mortgage loans—a subset of our adjustable-rate mortgage loans with a reduced documentation feature that we offer to borrowers who satisfy prescribed FICO, LTV and loan purpose criteria—up to $150 million.

On December 27, 2004, Abetterwayhome Finance, LLC II, HomeBanc Funding Corp. II, HBMC and HomeBanc Corp. entered into an amendment and joinder agreement to the Bear Stearns master repurchase agreement that permits Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II to use the facility to purchase adjustable-rate mortgage loans from both HomeBanc Corp. and HBMC and to aggregate those mortgage loans to be held for investment. In addition, on December 27, 2004, the parties also amended the Bear Stearns master repurchase agreement to permit financing of second lien mortgages.

The December 27, 2004 amendments to both these facilities also provided that all transfers of mortgage loans to Abetterwayhome Finance, LLC, HomeBanc Funding Corp., Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II after the date of the IPO were made on a servicing released basis.

As amended effective December 31, 2004, the JPMorgan Chase Bank aggregation facility contained the same covenants as the JPMorgan Chase Bank warehouse facility. At the same time, the Bear Stearns aggregation facility required HomeBanc Corp. to:

•	maintain a tangible net worth of not less than $180,000,000 plus 85% of the net proceeds of any issuance of common or preferred stock;

•	maintain the ratio of total liabilities to tangible net worth no greater than 18:1;

•	maintain the ratio of total recourse liabilities to adjusted tangible net worth no greater than 6:1;

•	maintain, as of the end of each calendar month, liquidity in an amount not less than $25,000,000; and

•	maintain net income (on a consolidated basis) of at least (1) for the calendar quarter ending December 31, 2004, $1.00 and (2) for every two consecutive calendar quarters thereafter, $2.00.

We further amended the Bear Stearns master repurchase agreement on January 24, 2005, effective as of December 31, 2004, since we would not have met the GAAP net income covenant applicable at that date. The amendment requires us to have a consolidated GAAP net loss of no greater than $15 million for the quarter ending March 31, 2005, to have a consolidated GAAP net loss of no greater than $10 million for the quarter ending June 30, 2005, to have a consolidated GAAP net loss of no greater than $5 million for the quarter ending September 30, 2005, to have consolidated GAAP net income of no less than $1.00 for the quarter ending December 31, 2005 and to have consolidated GAAP net income of at least $2.00 for every two consecutive quarters thereafter.

We have expanded from time to time, and may continue to expand from time to time, our loan aggregation facilities on a temporary basis to facilitate securitizations and other financings, and we may continue to do so from time to time in the future. JPMorgan Chase Bank temporarily expanded its aggregation facility from $500 million to $600 million and extended the holding period for loans subject to such facility from 120 days to 180 days until the earlier of March 1, 2005 or the closing of our third securitized debt offering, which closed on February 23, 2005.

Loan Securitizations

We use mortgage loan securitizations structured as debt for federal income tax and financial reporting purposes as a long-term primary means of financing and leveraging our equity. Our loan securitizations may be rated debt securities, or bonds, secured by a pool of mortgage loan assets sold to HMB Acceptance Corp., a bankruptcy-remote vehicle wholly-owned by us, which then acts as depositor into the securitizations. Securitization transactions are structured by determining cash flows from like-kind mortgage loan collateral and segmenting the cash flows into maturity or credit rated classes. The principal securities rating agencies, such as Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and/or Fitch, Inc., will provide ratings on classes of these securitizations based on a variety of factors. The securities issued under securitization facilities provide liquidity as they can be bought or sold quickly and cheaply, versus sales of entire loan portfolios.

We intend to continue to use our wholly-owned, bankruptcy-remote, single-purpose vehicles, HomeBanc Funding Corp. and HomeBanc Funding Corp. II to aggregate mortgage loans pending securitization and for HMB Acceptance Corp. to act as depositor into the securitizations of our mortgage loans. We expect that HMB Acceptance will own the subordinated and equity tranches of, and receive the net interest on, our securitizations. We intend to form additional wholly-owned, bankruptcy-remote entities to aggregate and finance mortgage loans to take advantage of other financing opportunities that we may find attractive.

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

We completed our first loan securitization on July 30, 2004, through an offering by HomeBanc Mortgage Trust, Series 2004-1, of approximately $989.2 million of notes backed by adjustable-rate, residential first mortgage loans. The $965.1 million of notes sold to the public included approximately $880.8 million of Class A notes in two classes rated AAA by S & P and Aaa by Moody’s and $84.3 million of Class M Notes in four classes rated AA and Aa2 by S&P and Moody’s, respectively. HMB Acceptance Corp. acquired $24.1 million of Class B notes in two classes rated BBB/Baa2, together with the certificates representing the equity interest in the HomeBanc Mortgage Trust, Series 2004-1. This Trust includes $992.7 million of adjustable-rate, residential first mortgage loans originated by HBMC, which are divided into two groups within the Trust. Approximately 89% of the total portfolio consists of mortgage loans where the borrower pays interest based on the six-month LIBOR rate plus a margin. The initial floating interest rate on each class of Class A notes is one-month LIBOR plus 0.43% per annum. The initial floating interest rates on the approximately $42.2 million aggregate principal amount of Class M-1 notes and on the approximately $42.1 million aggregate principal amount of Class M-2 notes are one-month LIBOR plus 0.60% and 1.15% per annum, respectively. The initial floating interest rate on the Class B notes is one-month LIBOR plus 1.50% per annum.

On October 29, 2004, we completed our second loan securitization, through an offering by HomeBanc Mortgage Trust, Series 2004-2, of approximately $894.7 million of notes backed by adjustable-rate, residential first mortgage loans. The $876.8 million of notes sold to the public included approximately $763.4 million of Class A-1 and Class A-2 notes rated AAA by S & P and Aaa by Moody’s, and approximately $78.4 million of Class M-1 Notes and approximately $35.0 million of Class M-2 Notes rated AA and Aa2 and A and A2 by S&P and Moody’s, respectively. HMB Acceptance Corp. acquired approximately $18.0 million of Class B notes rated BBB/Baa2, together with the certificates representing the equity interest in HomeBanc Mortgage Trust, Series 2004-2. This Trust includes $897.9 million of adjustable rate, residential first mortgage loans originated by

HBMC. Approximately 75.7% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial fixed-rate period of six months or three years or five years, based on the six-month LIBOR rate plus margin. The initial floating interest rates on the approximate $687.0 million of Class A-1 and the approximate $76.3 million of Class A-2 notes are one-month LIBOR plus 0.37% and 0.45% per annum, respectively. The initial floating interest rates on the approximate $78.4 million of Class M-1 notes and on the approximate $35.0 million of Class M-2 notes are one-month LIBOR plus 0.65% and 1.15% per annum, respectively. The initial floating interest rate on the Class B Notes is one-month LIBOR plus 1.50% per annum.

On February 23, 2005, we completed our third loan securitization, through an offering by HomeBanc Mortgage Trust 2005-1, of approximately $1.1 billion of notes backed by adjustable rate, residential first mortgage loans. The approximate amount of each class of Notes sold to the public, together with the interest rate and credit ratings for each class granted by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s / S&P
A-1	$848,625,000	LIBOR plus 0.25%	Aaa / AAA
A-2	$109,783,000	LIBOR plus 0.31%	Aaa / AAA
M-1	$21,957,000	LIBOR plus 0.46%	Aa1 / AA+
M-2	$30,190,000	LIBOR plus 0.49%	Aa2 / AA+
M-3	$11,527,000	LIBOR plus 0.52%	Aa3 / AA
M-4	$10,978,000	LIBOR plus 0.70%	A1 / AAM-
M-5	$24,701,000	LIBOR plus 0.75%	A2 / A
M-6	$12,076,000	LIBOR plus 0.80%	A3 / AB-
B-1	$12,076,000	LIBOR plus 1.25%	Baa1 /BBB+
B-2	$12,076,000	LIBOR plus 1.30%	Baa2 / BBB

HMB Acceptance Corp. retained approximately $3.8 million of certificates representing the equity interest in the Trust. The Trust includes $1.097 billion of adjustable rate, residential first mortgage loans originated by HBMC. Approximately 81.1% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial fixed-rate period of six months or three, five or seven years, based on the six-month LIBOR rate plus margin.

We presently intend to make an offering of debt in the form of securities collateralized by approximately $176.0 million of our second-lien mortgage loans by March 31, 2005, subject to, among other things, market conditions and rating agency requirements.

We have accounted for each of these three securitizations as debt financing in accordance with the provisions of SFAS No. 140. HMB Acceptance Corp. also has an effective shelf registration statement available for future securitizations of mortgage loans.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent that mortgage loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of HomeBanc’s assets and liabilities are, and will continue to be, monetary in nature. As a result, interest rates generally have a more significant effect on HomeBanc’s performance than the effects of general levels of inflation have on industrial companies. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in corresponding decreases in interest rates. Generally, decreases in interest rates increase the fair value of fixed-rate investments and mortgage loans held for sale and investment, increase mortgage loan prepayment rates, and decrease the fair value of excess interest and mortgage servicing rights held. In 2001, the Federal Reserve reduced the targeted federal funds rate interest rates on 11 occasions for a total of 475 basis points. Inflation remained low in 2002 and 2003, which reflects that interest rates remained fairly steady in 2002, only dropping

50 basis points in 2002 and 25 basis points in the first half of 2003. The Federal Reserve has increased the targeted federal funds rate interest rates seven times from June 30, 2004 to March 22, 2005, for a total of 175 basis points.

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

Cyclicality and Seasonality

The mortgage banking industry is cyclical and seasonal. Mortgage loan production generally is greatest when interest rates are low and declines as rates increase. Seasonal trends in purchase mortgage originations reflect the pattern of home sales in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. The affect of this seasonality is muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing mortgage rates and is less in the Southeast due to more temperate winter weather than in other parts of the country. In addition, mortgage delinquency rates typically rise temporarily in the winter months driven by mortgagor payment patterns. Our purchase mortgage loan origination volumes and revenues typically are lowest in the first and fourth calendar quarters and highest in the second and third calendar quarters. See “Selected Quarterly Data” within Item 8 of this Report.

Off Balance Sheet Commitments

IRLCs are agreements to lend at specified interest rates. Since many commitments to extend credit may expire without being drawn upon, total commitment amounts do not necessarily represent future cash flow requirements. The Company had $66.3 million of outstanding IRLCs at December 31, 2004.

We enter into residential mortgage loan sale agreements with third party investors in the ordinary course of our business. These agreements usually require us to make certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested us to indemnify them against losses on certain loans or to repurchase loans that the investors believe do not comply with applicable representations. Upon completion of our own investigation, we generally provide indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale of the underlying mortgage loan. We estimate and provide for losses on loans expected to be repurchased or on which indemnification is expected to be provided, and we regularly evaluate the estimate based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. During 2004, 2003 and 2002, we repurchased a total of $2.4 million, $1.3 million and $3.9 million of mortgage loans, respectively. The Company has agreed to indemnify purchasers for future losses, if incurred, on $49.6 million of loans outstanding at December 31, 2004. In addition, total loans sold of $18.0 million remained uninsured as of December 31, 2004. The volume and balance of uninsured government loans may be affected by processing or notification delays. To the extent insurance is not obtained, the loans may be subject to repurchase. We believe that the reserves of $3.2 million at December 31, 2004 were adequate with respect to the potential losses related to repurchasing uninsured loans and indemnifying purchasers for future losses.

Contractual Obligations

We have various financial obligations that require future cash payments.

The following table outlines the timing of payment requirements related to our commitments as of December 31, 2004 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Financing arrangements(1)	$1,203,212	$1,203,212	$—	$—	$—
Operating leases(2)	69,595	10,264	20,455	16,506	22,370
Contractual marketing(3)	24,139	15,263	8,876	—	—

Total	$1,296,946	$1,228,739	$29,331	$16,506	$22,370

(1)	Excluded from financing arrangements are collateralized debt obligations issued in association with two securitization transactions accounted for as secured borrowings with debt issuance directly financing loans held for investment. The financing will be paid down as cash is received from borrowers, in the form of both scheduled payments and prepayments, on the underlying loan balances.

(2)	Included in operating leases are leases for corporate office facilities and branches. We entered into a lease of a new corporate facility at 2002 Summit Boulevard, Atlanta, Georgia in December 2003 to consolidate our Atlanta operations. The 2004 rent is $2.9 million. Additionally, we are still liable for vacated office facilities located at 5775 Glenridge Drive, Atlanta, Georgia until March 2007. The annual rent for our former facility is currently $1.5 million. The landlord of our new corporate facility is contractually obligated to reimburse us for the amount of rent we are obligated to pay for the vacated facility, which facility is currently being marketed for sublease.

(3)	Contractual marketing obligations represent costs associated with our strategic marketing alliances.

	Amount of Commitment Expiration by Period
Other Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Loan commitments	$397,431	$397,431	—	—	—

Total	$397,431	$397,431	$—	$—	$—

Recent Accounting Developments

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is the final standard on accounting for employee compensation in the form of share-based payments and requires expense recognition for these types of arrangements. The standard requires the use of an option pricing model to determine the fair value of awards at the date those awards are granted based upon the number of awards expected to vest, which includes an estimate of awards expected to be forfeited. The Company previously adopted the provisions of SFAS No. 123 but, as permitted, chose to recognize the effect of forfeitures as they occurred. The adoption of SFAS No. 123(R) will require a cumulative effect adjustment to reflect an estimate of future forfeitures of awards at the date the awards were granted. The Company will early adopt this standard on January 1, 2005 and is still in the process of quantifying the impact that implementation will have upon the Company’s financial condition, results of operations and cash flows.

Fair Value of Financial Instruments

The disclosures regarding the fair value of financial instruments are included in Note 15 to the Consolidated Financial Statements, contained elsewhere in this Report, along with a summary of the methods and assumptions used by management in determining fair value. The differences between the fair values and book values were primarily caused by differences between contractual and market interest rates at the respective year-ends. Fluctuations in the fair values will occur from period to period due to changes in the composition of the balance sheet and changes in market interest rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Item 8.	Financial Statements and Supplementary Data

Selected Quarterly Data

The following is selected unaudited quarterly data for HomeBanc Corp.:

For the quarters ended:

	12/31/2004	9/30/2004	6/30/2004	3/31/2004
	(Unaudited)
	(Dollars in thousands)
Operating Data:
Revenues:
Net gain on sale of mortgage loans	$4,487	$6,371	$15,958	$11,460
Net interest income after provision for loan losses	8,141	2,680	3,511	651
Other revenue	89	2,358	1,271	475

Total revenues	12,717	11,409	20,740	12,586
Expenses:
Salaries and associate benefits	13,514	14,235	15,646	10,116
Marketing and promotions	7,205	6,263	5,890	4,944
Occupancy and equipment expense	3,362	3,965	3,997	8,910
Other expenses	7,543	7,121	6,804	4,547

Total expenses	31,624	31,584	32,337	28,517
Loss before income taxes	(18,907)	(20,175)	(11,597)	(15,931)
Income tax benefit	(6,804)	(365)	(4,277)	(6,831)

Net loss	$(12,103)	$(19,810)	$(7,320)	$(9,100)

Earnings per share data:
Basic and Diluted(1)	(0.27)	(0.53)	(1.38)	(1.13)

	12/31/2003	09/30/2003	06/30/2003	03/31/2003
	(Unaudited)
	(Dollars in thousands)
Operating Data:
Revenues:
Net gain on sale of mortgage loans	$19,202	$26,883	$24,788	$18,643
Net interest income	3,717	3,435	2,604	1,772
Other revenue	489	259	170	27

Total revenues	23,408	30,577	27,562	20,442
Expenses:
Salaries and associate benefits	11,502	10,412	9,479	9,036
Marketing and promotions	5,120	4,444	4,375	3,031
Occupancy and equipment expense	3,807	3,208	2,946	2,761
Other expenses	4,941	5,753	4,104	3,681

Total expenses	25,370	23,817	20,904	18,509
(Loss) income before income taxes	(1,962)	6,760	6,658	1,933
Income tax (benefit) expense	(683)	2,988	2,576	797

Net (loss) income	$(1,279)	$3,772	$4,082	$1,136

Earnings per share data:
Basic and Diluted	(0.20)	0.60	0.66	0.19

(1)	A corrected EPS number has been presented for the third quarter of 2004. The Company previously used an incorrect average share number in the denominator but has corrected herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

HomeBanc Corp.

We have audited the accompanying consolidated balance sheet of HomeBanc Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeBanc Corp. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company completed a business combination accounted for in a manner similar to a pooling of interests.

Atlanta, Georgia

March 21, 2005

HomeBanc Corp. and Subsidiaries

Consolidated Balance Sheet

	December 31,
	2004	2003
	(Dollars in thousands, except per share data)
Assets
Cash	$12,232	$1,722
Restricted cash	6,877	4,447
Mortgage loans held for sale, net	252,378	325,482
Mortgage loans held for investment, net of allowance of $2,870	2,937,156	—
Mortgage servicing rights, net	5,097	400
Accounts receivable	34,972	28,325
Prepaid assets, net	3,551	3,055
Premises and equipment, net	33,025	19,182
Goodwill, net	39,995	39,995
Deferred tax asset, net	11,973	—
Other assets	22,697	7,287

Total assets	$3,359,953	$429,895

Liabilities and shareholders’ equity
Warehouse lines of credit	$333,783	$257,045
Aggregation credit facilities	869,429	—
Loan funding payable	69,831	63,219
Other liabilities	49,981	22,030
Note payable	—	36,720
Collateralized debt obligations	1,785,900	—
Deferred tax liabilities, net	—	5,969

Total liabilities	3,108,924	384,983
Minority interest	16	21

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Preferred stock—par value $0.01; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—par value $0.01; 150,000,000 shares authorized; 45,501,117 and 6,446,438 shares issued and outstanding at December 31, 2004 and 2003, respectively	455	64
Additional paid-in capital	294,809	40,978
(Accumulated deficit) retained earnings	(45,950)	3,934
Accumulated other comprehensive income (loss)	1,699	(85)

Total shareholders’ equity	251,013	44,891

Total liabilities and shareholders’ equity	$3,359,953	$429,895

The accompanying notes are an integral part of these consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Consolidated Statement of Operations

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Revenues:
Net gain on sale of mortgage loans	$38,276	$89,516	$77,746
Other revenue	4,193	945	32
Interest income	66,630	27,358	18,604
Interest expense	(48,777)	(15,830)	(12,544)

Net interest income	17,853	11,528	6,060
Provision for loan losses	2,870	—	—

Net interest income after provision for loan losses	14,983	11,528	6,060

Total revenues	57,452	101,989	83,838
Expenses:
Salaries and associate benefits, net	53,511	40,429	35,954
Marketing and promotions	24,302	16,970	9,307
Occupancy and equipment expense	20,234	12,722	10,505
Depreciation	6,755	4,722	3,401
Interest expense, other	869	1,557	2,035
Minority interest	165	68	—
Other operating expense	18,226	12,132	7,542

Total expenses	124,062	88,600	68,744

(Loss) income before income taxes	(66,610)	13,389	15,094
Income tax (benefit) expense	(18,277)	5,678	6,204

Net (loss) income	$(48,333)	$7,711	$8,890

Net (loss) income per share of common stock outstanding:
Basic and diluted	$(1.99)	$1.24	$1.56
Weighted average shares of common stock outstanding:
Basic and diluted	24,226,970	6,237,443	5,681,984

The accompanying notes are an integral part of these consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common Stock Shares	Common Stock	Additional Paid-in capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	(Dollars in thousands)
Balance at December 31, 2001	5,311,728	$53	$35,019	$(9,721)	$—	$25,351
Comprehensive income:
Net income	—	—	—	8,890	—	8,890
Other comprehensive loss, net of taxes: net change in unrealized loss on cash flow hedges (net of $229 tax benefit)	—	—	—	—	(358)	(358)

Total comprehensive income						8,532
Issuance of common stock	396,170	4	2,964	—	—	2,968
Accrued stock dividends	351,900	3	(3)	—	—	—

Balance at December 31, 2002	6,059,798	60	37,980	(831)	(358)	36,851
Comprehensive income:
Net income	—	—	—	7,711	—	7,711
Other comprehensive income, net of taxes: net change in unrealized loss on cash flow hedges (net of $169 tax expense)	—	—	—	—	273	273

Total comprehensive income						7,984
Repurchase of common stock	—	—	(52)	—	—	(52)
Issuance of common stock	—	1	104	—	—	105
Accrued stock dividends	386,640	3	2,946	(2,946)	—	3

Balance at December 31, 2003	6,446,438	64	40,978	3,934	(85)	44,891
Comprehensive income:
Net loss	—	—	—	(48,333)	—	(48,333)
Other comprehensive income, net of taxes: net change in unrealized loss on cash flow hedges (net of $1,141 tax expense)	—	—	—	—	1,784	1,784

Total comprehensive loss	—	—	—	—	—	(46,549)
Issuance of common stock through initial public offering	38,750,000	388	264,519	—	—	264,907
Stock-based compensation	—	—	1,050	—	—	1,050
Cash dividends paid or accrued ($0.29 per share)	—	—	(13,195)	—	—	(13,195)
Other distributions to shareholders	304,679	3	1,457	(1,551)	—	(91)

Balance at December 31, 2004	45,501,117	$455	$294,809	$(45,950)	$1,699	$251,013

The accompanying notes are an integral part of these consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Operating activities
Net (loss) income	$(48,333)	$7,711	$8,890
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,755	4,722	3,401
Provision for loan losses	2,870	—	—
Provision for losses associated with certain loan sales and mortgage loans held for sale	4,326	993	1,571
Loss on disposal of premises and equipment and lease terminations	5,772	574	95
Stock-based compensation	1,050	—	—
Minority interest	(5)	21	—
Deferred taxes	(17,942)	5,839	6,185
Increase in restricted cash	(2,430)	(4,447)	—
Decrease (increase) in mortgage loans held for sale, net	71,994	149,536	(61,300)
Capitalization of mortgage servicing rights	(6,276)	(400)	—
Amortization of mortgage servicing rights	1,579	—	—
(Increase) decrease in accounts receivable	(6,647)	(22,088)	3,300
Increase in prepaid assets	(496)	(557)	(1,125)
Increase in other assets	(14,270)	(7,287)	—
Increase in other liabilities	12,866	2,965	2,865

Net cash provided by (used in) operating activities	10,813	137,582	(36,118)

Investing activities
Originations of mortgage loans held for investment and principal collections, net	(2,940,026)	—	—
Purchase of premises and equipment, net	(21,592)	(13,285)	(6,084)

Net cash used in investing activities	(2,961,618)	(13,285)	(6,084)

Financing activities
Increase (decrease) in warehouse lines of credit and aggregation credit facilities, net	946,167	(110,589)	44,747
Net change in loan funding payable	6,612	(17,353)	4,271
Proceeds from debt issuance	1,841,878	—	—
Repayment of debt	(92,698)	—	(7,935)
Proceeds from issuance of common stock, net	264,907	—	2,968
Cash dividends paid	(5,460)	—	—
Other	(91)	56	—

Net cash provided by (used in) financing activities	2,961,315	(127,886)	44,051

Net increase (decrease) in cash	10,510	(3,589)	1,849
Cash and cash equivalents at beginning of period	1,722	5,311	3,462

Cash and cash equivalents at end of period	$12,232	$1,722	$5,311

Supplemental disclosures
Cash paid during the year for interest	$51,806	$18,234	$14,897

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

HomeBanc Corp. (“HomeBanc” or the “Company”) is a Georgia corporation engaged in the business of mortgage banking. The Company was formed on March 17, 2004 to, among other things, hold and service residential mortgage loans. The Company completed its initial public offering (the “Offering”) of 38,750,000 shares of common stock on July 19, 2004. The gross proceeds from the Offering were approximately $288.6 million, excluding the costs related to the Offering, principally $17.3 million in underwriting fees. As more fully discussed below, immediately prior to the Offering, the Company completed a corporate reorganization, through a merger with an affiliate, to meet the requirements for qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company has elected to be taxed as a REIT effective for the tax year ending December 31, 2004.

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

In July 2004, Holdings distributed, prior to the Offering, 6,101,677 shares of the HomeBanc Corp. common stock that it received in the reorganization to the holders of its preferred units. The total value of the distribution was equal to the aggregate value of, and in payment of, the capital accounts, including accumulated but unpaid distributions, of the preferred units as of the date of the closing of the Offering. This transaction has been accounted for in a manner similar to a pooling of interests, and the consolidated financial statements of the Company include the combined entities from the earliest date presented.

The Company, through HBMC, originates residential mortgage loans through its 21 store locations and its 138 realtor store-in-store locations, located in the states of Georgia, Florida and North Carolina. HBMC’s mortgage product line includes conforming FNMA/FHLMC mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, including construction-to-permanent and second lien mortgage loans, nonconforming jumbo loans and a limited volume of sub-prime mortgage loans. The Company’s strategy emphasizes retail residential mortgage loan originations, primarily purchase money mortgages. The Company executes its strategy through the formation of strategic marketing alliances (“SMAs”) with residential realtors and home builders who have a significant presence in their markets. As of December 31, 2004, the Company had 197 SMAs, 85 of which were with residential realtors and 112 of which were with home builders.

Historically, HomeBanc sold a substantial number of the mortgage loans that it originated to third parties in whole loan and securitized form. As a result, the substantial majority of the Company’s revenue prior to January 1, 2004 was gain on sale of mortgage loans. During 2004, the Company began holding certain mortgage loans, primarily adjustable-rate mortgage loans with rates based on the London Interbank Offered Rate (“LIBOR”), for investment. HomeBanc expects to continue to hold these types of loans for investment in the future. These loans are financed by equity and debt, primarily through the issuance of adjustable-rate notes through securitization transactions treated as secured borrowings in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company has sold and presently expects to continue selling the majority of the fixed-rate mortgage loans that it originates. This change in the business model has resulted in a shift in revenue sources from gain on sale of mortgage loans to net interest income earned primarily on the mortgage loan portfolio held for investment.

At December 31, 2004, the Company had the following subsidiaries: HBMC; Abetterwayhome Corp.; HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; Abetterwayhome Finance,

LLC; Abetterwayhome Finance, LLC II; and HomeBanc Title Partners, LLC. All of these subsidiaries are wholly-owned by the Company, except for HomeBanc Title Partners, LLC, a joint venture in which Security First Title Affiliates, Inc., an agent offering title insurance to customers of the Company, owns a 15% equity interest. HBMC and Abetterwayhome Corp. have each made elections to be treated as a taxable REIT subsidiary. HomeBanc Funding Corp., HomeBanc Funding Corp. II and HMB Acceptance Corp. are treated as qualified REIT subsidiaries. Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II are single-member limited liability companies disregarded for federal income tax purposes and treated for such purposes as branches of Abetterwayhome Corp. HomeBanc Mortgage Trust 2004-1 and HomeBanc Mortgage Trust 2004-2 are statutory trusts used in connection with the Company’s securitization activities and are exempt from taxation. In accordance with accounting principles generally accepted in the United States (“GAAP”), these entities are consolidated. HomeBanc Title Partners, LLC is a limited partnership for federal income tax purposes. HomeBanc Funding Corp., HomeBanc Funding Corp. II, HMB Acceptance Corp., Abetterwayhome Finance, LLC, Abetterwayhome Finance, LLC II, HomeBanc Mortgage Trust 2004-1 and HomeBanc Mortgage Trust 2004-2 are all bankruptcy-remote special purpose entities utilized in the financing of the Company’s operations.

For purposes of these notes to the financial statements, the “Company” refers to HomeBanc and its subsidiaries.

Summary of Significant Accounting Policies

Use of Estimates

The accounting and reporting policies of the Company conform to GAAP and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the relevant period. Actual results could differ from those estimates. The most significant use of estimates relate to the determination of the adequacy of loss and repurchase reserves, the valuation of derivative financial instruments, the realization of deferred tax assets, the evaluation of goodwill for impairment and the lower of cost or market analysis on mortgage loans held for sale.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

During 2003, the Company entered into an operating lease agreement relating to a new corporate facility. As part of the lease terms, the Company is required to maintain a letter of credit and cash in the amount of $3.5 million in a restricted interest-bearing account. This restricted cash account must be maintained through 2011, unless the related lease agreement is otherwise terminated. This restricted cash amount and related letter of credit is scheduled to be reduced to $1.75 million at March 1, 2009, $0.9 million at March 1, 2010 and eventually zero at March 1, 2011. The Company also has established a collateral margin account of $3.4 million, included in the balance of restricted cash, related to margin collateral securing derivative positions.

Mortgage Loans Held for Sale

Mortgage loans held for sale include mortgage loans and any related deferred origination fees and costs. Deferred net fees or costs are not amortized during the period the loans are held for sale, but are recognized when the loan is sold. Mortgage loans held for sale are carried at the lower of aggregate cost or estimated fair market value as determined by aggregate outstanding commitments from investors or current investor yield requirements. Any adjustment to the carrying amount of loans resulting from the application of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, is considered in the determination of lower of cost or estimated fair market value. Net unrealized losses are recognized in a valuation allowance by charges to income.

Gains and losses on the sale of loans are recognized at settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. These transactions are treated as sales in accordance with SFAS No. 140. At the time of sale, a reserve is established for estimated contingencies in the form of loss indemnification related to standard representations and warranties made in the sale. Prior to 2004, the Company sold substantially all of the mortgage loans that it originated on a servicing-released basis to various investors. The Company currently sells the majority of the fixed-rate mortgage loans it originates and retains for investment the majority of the adjustable-rate mortgage loans. The top three investors for each year purchased approximately 72%, 73% and 76% of the carrying value of loans sold for the years ended December 31, 2004, 2003 and 2002, respectively.

The majority of the loans originated by the Company are in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for sale.

Mortgage Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. Loans held for investment are recorded at their unpaid principal balance together with the net unamortized deferred loan origination costs and fees. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income is amortized to income over the estimated life of the loan using methods that approximate the interest method. Interest income is accrued based on the outstanding principal amount and contractual terms of each individual loan.

HomeBanc’s directors and officers, and the directors and officers of HomeBanc’s subsidiaries, as well as some of the business organizations and individuals associated with those directors and officers, have been customers of the Company and have had, and may continue to have, mortgage loans with the Company in the ordinary course of business. These mortgage banking relationships include mortgage loans that were made on substantially the same terms, including interest rates, repayment terms and collateral, as those terms prevailing at the time for comparable mortgage banking transactions with other unrelated persons. These transactions did not and do not involve any greater than normal risk of collectibility or other unfavorable terms or features.

The majority of the loans originated by the Company are in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for investment.

Allowance for Loan Losses

The Company began to maintain an allowance for loan losses (“Allowance”) as it began to accumulate mortgage loans for investment in the first quarter of 2004. Additions to the Allowance are based on assessments of certain factors, including historical loan loss experience of similar types of loans, the Company’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the value of collateral securing the loans and current and anticipated economic and interest rate conditions. Evaluation of these factors involves subjective estimates and judgments that may change. Additions to the Allowance are provided through a charge to earnings. Subsequent recoveries, if any, are credited to the Allowance.

Nonperforming Loans, Impaired Loans

The accrual of interest on loans is discontinued at the time the loan is 90 days past due, unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. Loans are generally charged off in the period in which an event occurs that confirms the existence of a loss. In all cases, loans are treated as non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans past due 90 days or more totaled $3.9 million and $3.8 million at December 31, 2004 and 2003, respectively. There were no loans past due 90 days or more still accruing interest at December 31, 2004 or 2003.

All current period interest accrued but not collected for loans that are treated as non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired, when, based on current information, it is probable that the Company will not receive all amounts due in accordance with the contractual terms of the underlying loan agreement. The fair value of the loan is then compared with the recorded investment in the loan to determine whether or not a specific reserve is necessary. Due to the fact that all of the Company’s loans held for investment are collateral-dependent, the fair value is determined using the fair value of the collateral. The Company appropriately reviews its loans for impairment collectively because they represent a large group of homogenous loans.

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

Commencing in December 2003, the Company began retaining servicing for those loans that it found economically attractive to service, namely a portion of the nonconforming mortgage loans and a limited number of loans sold to Fannie Mae. The Company also services construction-to-permanent loans during the construction phase of these mortgage loans. In addition, the Company generally has serviced loans that are the subject of sale transactions for up to 30 days after the loans are sold.

Accounts Receivable

Accounts receivable are primarily comprised of amounts due from investors related to the sale of mortgage loans. The majority of these balances are collected within 30 days following the end of each month. The balance is net of an allowance for estimated doubtful accounts. The allowance is calculated based on our history of related losses and our expectations of the collectibility of outstanding balances. This allowance was $790,000 and $40,000 at December 31, 2004 and 2003, respectively, and there were no net losses charged to the allowance during 2004, 2003 or 2002. The related provision for doubtful accounts receivable was $750,000, $0 and $40,000 for 2004, 2003 and 2002, respectively.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided by straight-line methods over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are depreciated over the shorter of the period of the corresponding lease agreement or the improvement’s estimated useful life. Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life are capitalized and depreciated over the estimated remaining life of the asset. Premises and equipment also includes capitalized software costs which are assigned useful lives of three years if purchased from external parties and five years if developed internally.

Goodwill and Intangibles

Goodwill relates to the excess of purchase price over net assets acquired in business combinations. Prior to 2002, the Company was amortizing goodwill over 20 years utilizing the straight-line method. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the cessation of amortization of goodwill. Accumulated amortization was $3.6 million at December 31, 2004 and 2003. Under SFAS No. 142, goodwill and intangible assets are deemed to have indefinite lives and are not amortized but are subjected to impairment testing.

The carrying value of goodwill for the Company is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying value exceeds the fair value, goodwill is impaired. The Company regularly evaluates whether events and circumstances have occurred that indicate the value of goodwill may not be recoverable. In evaluating whether impairment exists, the Company uses a discounted cash flow analysis. The calculation of cash flows begins with an estimation of net earnings in several trend scenarios, taking into account anticipated effective tax rates, over the next 10 years, including forecasted, high performance, low performance and worst-case trends. A terminal value based on an estimated earnings multiple is added to each scenario at the end of 10 years to determine total cash flows. A discount factor, approximating the cost of capital, is then applied to each cash flow scenario to determine the present value. The present value of each scenario is then weighted based on the probability of occurrence as assessed by management. The resulting weighted average present value is compared to the recorded equity. As long as the weighted average present value is greater, goodwill is not considered to be impaired. HomeBanc performed its annual test for impairment of goodwill as of the designated testing date during 2004 and 2003 and determined that there was no impairment.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed assets of $0.1 million and $1.1 million as of December 31, 2004 and 2003, respectively, were included in other assets.

Loan Funding Payable

Loan funding payable represents amounts related to loans for which funds have been disbursed to the closing agent but have not been presented to the warehouse lenders for funding.

Repurchase Agreements

The Company has entered into repurchase agreements with two lenders as discussed in Note 5 “Borrowings.” Repurchase agreements are accounted for as borrowings as the underlying loans are contractually subject to repurchase by the Company.

Reserve for Contingencies

The Company maintains a reserve for contingencies that arise in connection with loans that have been sold with recourse. This reserve includes estimated losses on repurchases arising from representation and warranty claims and probable obligations related to disputes with investors on contractual obligations. The reserve is included in other liabilities in the consolidated balance sheet. Further discussion on the reserve for contingencies is included in Note 10 “Commitments and Contingencies.”

Stock-Based Compensation

The Company has elected to adopt the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair-value-based method of accounting for stock options and similar equity awards. The fair value of equity incentives granted is estimated on the date of grant using a Black-Scholes option-pricing model or other fair value estimation methods, as appropriate. Forfeitures, during 2004, were appropriately recognized as they occurred, but during 2005, this practice will change due to the adoption of SFAS No. 123(R) as discussed in the “Recent Accounting Pronouncements” section of this note.

Income Taxes

Because of its qualifying status as a REIT, HomeBanc, as a stand-alone entity for income tax purposes, is not subject to taxation. HomeBanc’s taxable REIT subsidiaries are subject to taxation. For those entities, HomeBanc accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach for accounting and reporting of income taxes. The provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between the book basis and tax basis of assets and liabilities that will result in deductible or taxable amounts in future years when such assets and liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management’s belief that, based upon historical earnings and anticipated future earnings, normal operations will continue to generate sufficient future taxable income to realize these benefits. When, in the opinion of management, it is “more likely than not” that the asset will be realized, no valuation allowance is established for deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not recorded on the consolidated balance sheet at December 31, 2004 or 2003.

Advertising, Marketing and Promotion Costs

The Company expenses advertising, marketing and promotion costs as incurred. Included in these costs are amounts paid to third parties related to SMAs.

Derivative Financial Instruments

In accordance with SFAS No. 133, the Company records all derivative financial instruments in the consolidated balance sheet at their fair value in other assets or other liabilities. Changes in fair value are recorded each period in current earnings (other revenue or other operating expense) or other comprehensive income depending upon the purpose for using the derivative and its qualification, designation and effectiveness as a hedging instrument. Under SFAS No. 133, the Company may designate a derivative as a hedging instrument in either a cash flow hedge or a fair value hedge.

Derivatives designated in a hedging relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. To the extent that a hedging instrument is proven effective in mitigating exposure to the risk being hedged, changes in fair value of the hedged item may be recorded within current earnings as an offset to amounts recorded with respect to fair value changes of the derivative.

Derivatives that are designated to hedge the variability in expected future cash flows or forecasted transactions are considered cash flow hedges. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income and reclassified into earnings within the related revenue/expense line item during the period in which the hedged transaction occurs. Ineffectiveness is recorded in current period earnings in other revenue or other operating expense as appropriate.

The Company must perform a prospective assessment at the inception of each hedging relationship and at least quarterly thereafter to determine whether the derivative is expected to be highly effective in hedging the designated risk. If the derivative is no longer expected to be highly effective in the hedging relationship, hedge accounting must be discontinued prospectively. Retrospective testing must also be performed quarterly when financial statements are produced to determine whether the derivative has been highly effective in achieving risk management objectives. When a hedging relationship fails retrospective testing, hedge accounting is discontinued at the date when the hedge was last demonstrated as effective.

Hedge accounting is discontinued prospectively in existing hedging relationships when: (1) any qualification criteria can no longer be met; (2) the hedging instrument has expired, been sold, terminated or exercised; (3) the hedged item has been sold, matured or terminated; (4) a hedged forecasted transaction is no longer deemed to be probable of occurrence; or (5) management determines that a hedge is no longer deemed appropriate and dedesignates the hedging instrument.

In the case of fair value hedges, when (1) hedging criteria are no longer met, (2) management dedesignates the hedging instrument; or (3) the hedging instrument has expired, been sold, terminated or exercised, the Company will discontinue recording changes in fair value of the hedged item and will amortize the existing basis adjustment to earnings over its remaining expected life. For fair value hedges where the hedged item is sold, matured or terminated, the difference between the carrying value of the hedged item and its fair value is recorded into current earnings.

For cash flow hedges, when (1) hedging criteria are no longer met; (2) management dedesignates the hedging relationship; or (3) the hedging instrument has expired, been sold, terminated or exercised, changes in the value of the derivative will be recorded to current earnings while the net gain or loss previously recorded in other comprehensive income will continue to be reported there until the hedged forecasted transaction impacts earnings. When a hedged forecasted transaction is no longer deemed probable of occurrence, the amounts recorded in other comprehensive income are immediately released into current earnings.

Derivative financial instruments and hedging activities—business perspective.    The Company has developed risk management programs and processes designed to manage market risk associated with the Company’s business activities. Interest rate risk is a predominant risk that further influences a number of other business risks such as pricing risk, prepayment risk, valuation risk, balance sheet management and funding risk. As part of its risk management program, the Company utilizes derivative financial instruments, including interest rate swaps, interest rate basis swaps, forward contracts, interest rate caps and options on forward contracts to manage interest rate risks associated with its balance sheet activities. The Company’s derivative financial instrument positions include cash flow hedges and other freestanding derivative financial instruments.

Loan production activities include the origination of mortgage loans, the warehousing of those loans in inventory and the resale of those loans to investors in the secondary market. The Company utilizes derivative financial instruments to protect against and manage interest rate risk and pricing risk associated with its loans held for sale and its mortgage pipeline. SFAS No. 133 also defines interest rate lock commitments within the mortgage pipeline as a derivative financial instrument, which is marked-to-market through earnings. Similar to mortgage loans held for sale, the fair value of interest rate lock commitments is determined by examining outstanding commitments from investors or current investor yield requirements. The fair value of derivative financial instruments associated with loans held for sale and the mortgage pipeline are reported gross and included within other assets or other liabilities.

Variable Interest Entities

The Company owns contractual interests in segregated accounts of two captive private mortgage reinsurance companies controlled and managed by unaffiliated insurance companies, to which the Company had contributed $1.2 million of capital as of December 31, 2004. These arrangements provide the Company with income based upon the amount of capital required to support these policies and the claims experience of the private mortgage insurance sold by these entities to customers of HBMC, and in which the Company bears the second 5% of losses in an amount up to its capital contributions. The Company began its participation in these ventures in 2003. The Company consolidates its interests in the two captive private mortgage reinsurance companies consistent with FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.

The revenues for the title and mortgage insurance ventures were $2.3 million and $0.8 million, respectively, during 2004 and 2003.

Recent Accounting Pronouncements

On March 9, 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In SAB No. 105, the SEC determined that an interest rate lock commitment should generally be valued at zero at the date of inception. The rate locks continue to be adjusted for changes in value resulting from changes in market interest rates. The Company adopted SAB No. 105 prospectively as of April 1, 2004, and its implementation did not have a material affect on the Company’s financial condition or results of operations since the Company did not previously recognize the value of such commitments at the date of their inception.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is the final standard on accounting for employee compensation in the form of share-based payments and requires expense recognition for these types of arrangements. The standard requires the use of an option pricing model to determine the fair value of awards at the date those awards are granted based upon the number of awards expected to vest, which includes an estimate of awards expected to be forfeited. The Company previously adopted the provisions of SFAS No. 123 but, as permitted, chose to recognize the effect of forfeitures as they occurred. The adoption of SFAS No. 123(R) will require a cumulative effect adjustment to reflect an estimate of future forfeitures of awards at the date the awards were granted. The Company will early adopt this standard on January 1, 2005 and is still in the process of quantifying the impact that implementation will have upon the Company’s financial condition, results of operations and cash flows.

Reclassifications

Certain balances in prior years have been reclassified to conform to the current presentation.

Note 2. Loans and the Allowance for Loan Losses

Substantially all of the mortgage loans held for investment are first liens on one-to-four unit residential properties, with most of the remaining balance represented by second liens on one-to-four unit residential properties that the Company also possesses the first lien. As of December 31, 2004, the Company owned construction-to-permanent loans in the amount of $41.7 million classified as held for investment. These loans generally have terms of less than one year. Included in mortgage loans held for sale as of December 31, 2004 and 2003 was $17.8 million and $25.3 million, respectively, of construction-to-permanent loans with terms generally less than one year. Included in mortgage loans held for sale are net deferred loan fees of $0.7 million at both December 31, 2004 and 2003. Net deferred loan fees included within loans held for investment are $6.6 million at December 31, 2004. The Company did not hold mortgage loans held for investment at December 31, 2003.

The changes in the Allowance for the year ended December 31, 2004 are summarized as follows (dollars in thousands):

Beginning balance	$—
Provision for losses on loans	2,870
Recoveries of loans previously charged off	—
Loans charged off	—

Ending balance	$2,870

Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed properties. Nonperforming assets related to loans held for investment at December 31, 2004 are summarized as follows (dollars in thousands):

Nonaccrual loans	$3,889
Restructured loans	—

Total nonperforming loans	3,889
Foreclosed properties	—

Total nonperforming assets	$3,889

The impact on interest income of nonperforming loans was not material for the years ended December 31, 2004 or December 31, 2003.

Note 3. Mortgage Servicing Rights

In December 2003, the Company began retaining the servicing responsibilities for certain nonconforming mortgage loans and a limited number of Fannie Mae mortgage loans. Servicing fees earned on these loans are calculated as a percentage of the outstanding balance, currently ranging from .25% to .375%. At December 31, 2004, the Company was acting as servicer on behalf of others for approximately $565.7 million of such loans, compared to $35.6 million at December 31, 2003. The principal balance of loans serviced for others are not included in the consolidated balance sheet. The following table presents a reconciliation of the changes in MSRs for the years ended December 31,:

	2004	2003
	(Dollars in thousands)
Mortgage Servicing Rights, Net
Beginning balance	$400	$—
Mortgage servicing rights capitalized	6,276	400
Amortization of servicing rights	(1,579)	—

Ending balance	$5,097	$400

The fair value of MSRs at December 31, 2004 was $5.2 million. Significant assumptions utilized in determining the fair value were as follows:

Prepayment speed assumptions	33.5% – 37.4% Constant prepayment rate
Weighted average discount rate	16.42%

Impairment testing indicated that no valuation allowance was required at any point during 2004 or 2003.

The significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of the mortgage servicing rights as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At December 31, 2004, the reduction in the current fair value of MSRs resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $0.6 million and $1.2 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loan and the costs related to refinancing. Please refer to Note 1 for the predominant risk characteristics in the underlying loans that are used to stratify the MSRs for purposes of measuring impairment.

Note 4. Premises and Equipment

The Company’s premises and equipment are summarized as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Furniture and fixtures	$13,975	$8,759
Leasehold improvements	8,351	4,759
Computer equipment	8,579	6,361
Software	12,057	5,077
Equipment	1,915	896
Work in progress	6,514	6,660

	51,391	32,512
Less accumulated depreciation	(18,366)	(13,330)

	$33,025	$19,182

Work in progress includes all capitalizable expenses incurred through December 31, 2004 primarily for costs related to implementation of a new loan system for the Company. At December 31, 2003, work in progress consisted of expenditures on the new loan system along with leasehold improvements for the new corporate facility which was completed in phases between September 2003 and March 2004. Implementation of the new loan system was still in progress at year-end with total expenditures of $11.8 million through December 31, 2004. The Company recognized $0.3 million in depreciation on expenditures related to the new loan system and estimates that it will need approximately $4.7 million of additional capital to complete the project.

Note 5. Borrowings

A summary of the Company’s borrowings are as follows:

	December 31,
	2004		2003
	(Dollars in thousands)
	$	Rate	$	Rate
Warehouse line of credit led by JPMorgan Chase Bank bearing interest at 30-day LIBOR plus a spread based on loan type and a maximum borrowing capacity of $775,000. Maturity date of June 7, 2005.	$297,150	3.59%	$165,500	2.49%
Warehouse line of credit through Residential Funding Corporation bearing interest at 30-day LIBOR plus a spread based on loan type and a maximum borrowing capacity of $150,000 as of December 31, 2003. Maturity date of April 30, 2004.	—	—	49,503	2.64%
Repurchase line of credit through Merrill Lynch Mortgage Capital Inc. bearing interest at 30-day LIBOR plus a spread based on loan type and a maximum borrowing capacity of $150,000. Maturity date of February 24, 2006.	5,654	3.75%	31,044	2.40%
Repurchase line of credit through Credit Suisse First Boston Mortgage Capital LLC bearing interest at 30-day LIBOR plus a spread based on loan type and a maximum borrowing capacity of $100,000. Maturity date of August 7, 2004.	—	—	6,218	2.01%
As Soon as Pooled Plus® line of credit with Fannie Mae bearing interest at the Fed Funds rate plus a spread.	30,979	2.99%	4,780	1.80%

Total warehouse debt	$333,783	3.54%	$257,045	2.48%

Aggregation credit facility with JPMorgan Chase Bank bearing interest at 30-day LIBOR plus 0.54% and a maximum borrowing capacity of $500,000 (temporarily expanded to $600,000 as of December 31, 2004). Maturity date of July 14, 2005.	$472,694	2.94%	$—	—
Aggregation credit facility with Bear Stearns & Co. bearing interest at 30-day LIBOR plus 0.6% and a maximum borrowing capacity of $300,000 (temporarily expanded to $400,000 as of December 31, 2004). Maturity date of July 14, 2005.	396,735	3.00%	—	—

Total aggregation credit facilities	$869,429	2.97%	$—

Warehouse and Aggregation Facilities

Warehouse and repurchase lines of credit are collateralized by substantially all mortgage loans held for sale and investment. The Company is subject to various debt covenants and was in violation of one such covenant related to the warehouse line of credit through JP Morgan Chase during the three months ended March 31, 2004. The Company received a waiver and related amendment to cure such default.

The Company was in violation of three covenants related to the $100 million repurchase line of credit (the “Repurchase Line”) dated August 8, 2003 through Credit Suisse First Boston Mortgage Capital, LLC (“CSFB”) during the three months ended March 31, 2004. The Company received a waiver of such defaults, and a related amendment to the Repurchase Line was completed. As of August 6, 2004, the Company again amended the Repurchase Line to extend the maturity date to November 5, 2004. HBMC decided to terminate the Repurchase Line on September 30, 2004 and repaid in full the $27.7 million balance of the outstanding commitments under the Repurchase Line. Neither HomeBanc nor HBMC incurred any penalties as a result of the termination of the Repurchase Line.

The Company amended the Bear Stearns aggregation credit facility on January 24, 2005, effective as of December 31, 2004, since it would not have met the GAAP net income covenant applicable at that date. The amendment requires the Company to have a consolidated GAAP net loss of no greater than $15 million for the quarter ending March 31, 2005, to have a consolidated GAAP net loss of no greater than $10 million for the quarter ending June 30, 2005, to have a consolidated GAAP net loss of no greater than $5 million for the quarter ending September 30, 2005, to have consolidated GAAP net income of no less than $1.00 for the quarter ending December 31, 2005 and to have consolidated GAAP net income of at least $2.00 for every two consecutive quarters thereafter.

HomeBanc and its subsidiaries were in compliance with all debt covenants as of December 31, 2004.

Collateralized Debt Obligations

The Company completed two securitizations during 2004, both of which have been accounted for as secured borrowings in accordance with the provisions of SFAS No. 140.

On July 29, 2004, the Company completed a public offering through HomeBanc Mortgage Trust 2004-1 (the “Trust 2004-1”) of approximately $989.2 million of notes (the “2004-1 Notes”) backed by adjustable-rate, residential first mortgage loans.

The 2004-1 Notes sold to the public included approximately $880.8 million of Class A Notes in two classes rated AAA by Standard & Poor’s and Aaa by Moody’s Investors Service and $84.3 million of Class M Notes in four classes rated AA and Aa2 by S&P and Moody’s, respectively. The Company retained approximately $24.1 million of Class B Notes rated BBB/Baa2, together with the certificates representing the equity interest. The rates paid on the tranches acquired by third parties ranged from LIBOR (one-month) + 0.43% to LIBOR + 1.5% depending on the level of subordination to other claims with all rates paid capped at 11.5%. The investors in the 2004-1 Notes have no recourse to HomeBanc’s other assets for failure of debtors to pay when due. The value of the 2004-1 Notes is subject to credit, prepayment and interest rate risks on the transferred mortgage loans.

In connection with the issuance of the 2004-1 Notes, the Company incurred costs of $3.1 million, which were deducted from the proceeds of the securitization. The costs are included in other assets and are being amortized monthly in proportion to the outstanding balance of the 2004-1 Notes.

On October 29, 2004, the Company completed a second loan securitization, through an offering by HomeBanc Mortgage Trust, Series 2004-2 (the “Trust 2004-2”), of approximately $894.7 million of notes (the “2004-2 Notes”) backed by adjustable-rate, residential first mortgage loans.

The 2004-2 Notes sold to the public included approximately $763.4 million of Class A-1 and Class A-2 notes rated AAA by Standard & Poor’s and Aaa by Moody’s Investors Service, and approximately $78.4 million of Class M-1 Notes and approximately $35.0 million of Class M-2 Notes rated AA and Aa2 and A and A2 by S&P and Moody’s, respectively. The Company retained approximately $18.0 million of Class B Notes rated BBB/Baa2, together with the certificates representing the equity interest. The rates paid on the tranches acquired by third parties ranged from LIBOR (one-month) + 0.37% to LIBOR + 1.5%, depending upon the level of subordination to other claims, with all rates paid capped at 11.5%.

In connection with the issuance of the 2004-2 Notes, the Company incurred costs of $2.7 million, which were deducted from the proceeds of the securitization. The costs are included in other assets and are being amortized monthly in proportion to the outstanding balance of the 2004-2 Notes.

As of December 31, 2004, $1.8 billion in mortgage loans classified as held for investment in the consolidated balance sheet were pledged as collateral for the 2004-1 and 2004-2 Notes. The Company has credit exposure on loans it has securitized. The following table summarizes the loan delinquency information as of December 31, 2004:

Delinquency Status	Loan Count	Loan Balance (Dollars in thousands)	Percent of Unpaid Securitized Balance	Percent of Total Assets
60 to 89 days	7	$1,815	0.1%	0.0%
90 days or more	9	2,003	0.1	0.0
In bankruptcy and foreclosure	2	2,053	0.1	0.0

Total	18	$5,871	0.3%	0.0%

Other

As of December 31, 2003, the Company had $36.7 million outstanding on a note payable to the Bank of Montreal, bearing interest at the prime rate and having a maximum borrowing capacity of $60.0 million. The note was payable on demand. During the third quarter of 2004, the Company repaid the balance of approximately $56.8 million outstanding under this agreement with proceeds from its initial public offering.

Note 6. Earnings per Share

Basic earnings per share represents income available to holders of shares of common stock divided by the weighted-average number of common shares outstanding during the period. Diluted shares of common stock outstanding includes the weighted-average number of shares of common stock outstanding during the period, together with additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued, as well as any adjustment to income that would result from the assumed issuance.

Earnings per share of common stock have been computed based on the following for the years ended December 31, (dollars in thousands, except per share amounts):

	2004	2003	2002
Net (loss) income	$(48,333)	$7,711	$8,890

Net (loss) income per common share outstanding:
Basic and diluted	$(1.99)	$1.24	$1.56
Average number of shares of common stock outstanding:
Basic and diluted	24,226,970	6,237,443	5,681,984

Excluded from the computation of diluted shares for the year ended December 31, 2004 were 1,248,035 stock appreciation rights and 759,219 restricted stock units because the effect would be antidilutive due to the Company’s net loss.

Note 7. Income Taxes

The components of income tax expense are as follows:

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Current tax expense:
Federal	$—	$240	$—
State	—	405	—
Deferred tax expense (benefit):
Federal	(15,416)	4,414	5,429
State	(2,861)	619	775

Income tax expense (benefit)	$(18,277)	$5,678	$6,204

Deferred income tax balances reflect the impact of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates to be in effect when taxes are actually paid or recovered. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets
Deferred and stock-based compensation	$1,899	$624
Net operating loss	21,379	—
Deferred revenue	2,510	—
Change in unrealized gain or loss	—	59
Loss reserves	1,758	564
Other	149	16

Total deferred tax assets	27,695	1,263

Deferred tax liabilities
Depreciation	1,536	1,347
Amortization	3,682	2,679
Deferred loan fees, net	2,394	2,770
Software development	4,092	436
Mortgage servicing rights	1,386	—
Accrued severance	168	—
Prepaid incentives	217	—
Change in unrealized gain or loss	1,084	—
Other	1,163	—

Total deferred tax liabilities	15,722	7,232

Net deferred tax asset (liability)	$11,973	$(5,969)

A reconciliation of the statutory income tax rate to the effective tax rate is presented below:

	Years ended December 31,
	2004	2003	2002
Statutory rate	(35.0)%	35.0%	35.0%
Increase resulting from:
State taxes, net of federal tax benefit	(3.1)	6.0	6.0
Gain on sale of loans between HBMC and REIT	14.0	—	—
Nontaxable income of REIT	(6.9)	—	—
Meals and entertainment	0.5	2.2	1.4
Other, net	3.1	(0.8)	(1.3)

Effective tax rates	(27.4)%	42.4%	41.1%

Note 8. Other Comprehensive Income

The following table presents a reconciliation of the net change in unrealized gains (losses) on cash flow hedges:

	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Dollars in thousands)
2004
Change in the unrealized gains/losses on cash flow hedges	$5,036	$(1,964)	$3,072
Less: Reclassification for gains/losses included in net earnings	(2,111)	823	(1,288)

Net change in the unrealized gains/losses on cash flow hedges	$2,925	$(1,141)	$1,784

The net change in the unrealized gains/losses on cash flow hedges amounted to $0.3 million and ($0.4) million during 2003 and 2002, respectively. Reclassifications from other comprehensive income included in net earnings during 2003 and 2002 were not material for presentation.

Note 9. Lease Commitments

The Company leases its office space and certain equipment under noncancellable operating leases. Most leases contain renewal options that facilitate the extension of existing leases at some point in advance of the end of the lease term (typically 6-9 months), and escalation provisions that increase lease payments over the lease term based upon predetermined annual rates (generally 3-5%). Rent expense was $10.7 million, $9.2 million and $7.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 future minimum payments under noncancellable leases were as follows (dollars in thousands):

2005	$10,264
2006	10,646
2007	9,809
2008	8,913
2009	7,593
Thereafter	22,370

Cumulative	$69,595

During 2003, the Company entered into a lease for a new corporate facility that allowed the Company to consolidate personnel located in three separate buildings. The new lease resulted in the early termination of one lease in 2003 and the abandonment of another lease in 2004. The Company recorded a charge of $574,000 related to the 2003 termination and recorded a non-cash charge of approximately $5.5 million during the first quarter of 2004 related to the abandonment of the second lease. The new lease also provided for a $5.2 million allowance related to tenant improvements. The impact of this allowance was an increase in property and equipment with a corresponding increase in other liabilities for the future adjustments required to rent expense as a result of the impact of straight-lining expense in accordance with GAAP.

The Company has entered into subleasing arrangements for space within certain facilities occupied under existing lease agreements. Future payments to be received under these agreements amount to approximately $220,000 through June 30, 2007.

Note 10. Commitments and Contingencies

Legal Contingencies

The nature of the Company’s business requires compliance with various state and federal lending laws and exposes the Company to a variety of legal proceedings and matters in the ordinary course of business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company is also subject to legal proceedings from time-to-time related to employee and employment issues. The Company presently believes that all of the proceedings to which it is presently subject, taken as a whole, do and will not have a material adverse impact on its financial condition or results of operations.

Loans Sold With Recourse

The Company enters into residential mortgage loan sale agreements with investors in the ordinary course of its business. These agreements usually require the Company to make certain representations concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested the

Company to indemnify them against losses on certain loans or to repurchase loans that the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale of the underlying mortgage loan. Management maintains a liability for estimated losses on loans expected to be repurchased, or on which indemnification is expected to be provided, and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold servicing released, were $1,950 million, $5,834 million and $4,899 million in 2004, 2003 and 2002, respectively. Total loans repurchased during 2004, 2003 and 2002 were $2.4 million, $1.3 million and $3.9 million, respectively. The Company has agreed to indemnify purchasers for future losses, if incurred, on $49.6 million of loans outstanding at December 31, 2004, compared with $52.6 million at December 31, 2003. In addition, total loans sold of $18.0 million remained uninsured as of December 31, 2004. The volume and balance of uninsured government loans may be affected by processing or notification delays. To the extent insurance is not obtained, the loans may be subject to repurchase.

Uninsured government loans, which were ultimately repurchased, have been included in the repurchase totals above. The provision for losses was $4.3 million, $1.0 million and $1.6 million for 2004, 2003 and 2002, respectively. Losses charged against the liability for estimated losses, including uninsured government loans, were $1.6 million, $1.2 million and $2.9 million for 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the liability for estimated losses on repurchases and indemnifications was $3.2 million and $1.4 million, respectively, and was included in accrued expenses as a component of total loss reserves. The total reserve for contingency losses was $4.5 million and $1.8 million at December 31, 2004 and 2003, respectively.

Severance Obligations

Steven R. McClellan, the Company’s former Chief Financial Officer, submitted his resignation effective August 31, 2004. Mr. McClellan served as a consultant to the Company through December 31, 2004 and will receive monthly cash compensation for severance of approximately $36,000 from the Company through December 31, 2005. In connection with this arrangement, approximately $0.6 million was expensed during 2004, and $0.4 million has been included in the consolidated balance sheet at December 31, 2004 in other liabilities.

Loan Commitments

Commitments to extend credit are agreements to lend. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements. Commitments to extend credit totaled $397.4 million and $318.1 million at December 31, 2004 and 2003, respectively.

SMA Obligations

At December 31, 2004 future minimum payments under strategic marketing alliance contracts with residential realtors and home builders were as follows (dollars in thousands):

2005	$15,263
2006	5,667
2007	3,209

Cumulative	$24,139

Note 11. Employee Benefit Plans

Stock Incentive Plans

During January and February 2004, the Company sold 300,000 common units from treasury to employees of HBMC at $0.10 per unit, which is the cost at which the units were originally repurchased by the Company. The units vested over a period of five years or upon a change in control of the Company. The fair value of such units was approximately $0.6 million and was being recognized as expense over the five-year vesting period. Fair value was determined based on the estimated per share value of the units in light of the then proposed Offering. Upon the change in control resulting from the public offering and reorganization undergone in the third quarter of 2004, these units immediately vested, and substantially all of the compensation expense was recognized in the third quarter of 2004.

During 2004, the Company’s Board of Directors recommended for approval the Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”). On June 30, 2004, the LTIP was adopted by the Company’s Board of Directors and approved by the shareholders. The general provisions of the LTIP include the following:

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

SARs granted in 2004 included tandem dividend equivalent rights in the form of RSUs that are converted to shares when the SAR is exercised. The dollar amount of any dividends paid with respect to the SARs is converted to RSUs based on the stock price at the dividend payment date, and such RSUs are credited to the account of the SAR holder. When the SAR is exercised, the value of the accumulated RSUs (based on the stock price at the time of exercise) is added to the SAR spread, and the total value (if above zero) will be converted to shares of common stock to be delivered to the grantee. Such RSUs are subject to the same forfeiture and transfer restrictions and payment terms as apply to the SARs with respect to which they relate.

The following assumptions were used for grants of SARs during the fourth quarter of 2004 when applying the Black-Scholes valuation model: expected dividend yield of 0.00%; expected volatility of 19.21%; risk-free interest rate of 3.57%; and an expected life of 6.5 years.

Additional information with respect to SARs is as follows as of December 31, 2004:

	Weighted Average Price	Number
Outstanding at beginning of year	$—	—
Granted	7.56	1,385,150
Exercised	—	—
Canceled or surrendered	7.50	(137,115)

Outstanding at period-end	7.56	1,248,035

SARs exercisable at period-end	$—	—

SARs outstanding and exercisable at December 31, 2004 are summarized as follows:

Range of Exercise Prices	SARs	Outstanding Weighted Average Remaining Life	Weighted Average Price	Outstanding and Exercisable
				SARs	Weighted Average Price
$ 7.50 – $9.67	1,248,035	114.6 months	$7.56	—	$—

During the year ended December 31, 2004, the Company recognized $0.4 million in expense related to SARs.

Description of Restricted Stock Units

RSUs represent the right to receive shares of common stock in the future, subject to the satisfaction of vesting requirements. Until the RSUs are settled on each applicable vesting date and stock is delivered, the grantee does not own actual shares of stock and, therefore, does not have voting rights or receive dividends. RSUs granted in 2004 included tandem dividend equivalent rights, according to which the dollar amount of any dividends paid on the Company’s common stock is converted to additional RSUs based on the stock price at the dividend payment date and credited to the account of the grantee. Such additional RSUs are subject to the same forfeiture and transfer restrictions and payment terms as apply to the RSUs with respect to which they relate. All of the RSUs granted to date have tandem dividend rights.

There were 813,919 RSUs with a weighted average fair value of $7.63 awarded during 2004. The market value as of date of grant of the RSUs is charged to expense on a pro-rata basis as the restrictions lapse. The total amount expensed during 2004 was $0.7 million. As of December 31, 2004, there were 759,219 RSUs outstanding with a weighted average price of $7.64.

HomeBanc Mortgage Corporation Savings Plan

The Company has a defined-contribution employee benefit plan incorporating provisions of section 401(k) of the Internal Revenue Code. Employees of the Company are able to participate in the plan immediately upon employment and are eligible for the Company’s matching contributions after completing one year of employment. Under the plans’ provisions, a plan member may make contributions, on a tax-deferred basis, from 1% to 15% of total compensation not to exceed the maximum established annually by the Internal Revenue Code. The Company makes discretionary profit sharing contributions and matching contributions, with the match equal to 33% of the employee’s contribution, up to a maximum of 3% of the employee’s total calendar year compensation. The matching contribution was reduced from 50% to 33% effective January 1, 2002. Plan contributions charged to expense were $1.4 million, $1.4 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred Compensation Plan

The Company initiated a deferred compensation plan during 2003 for management and other highly compensated employees of the Company. Participants elect to defer a portion of their compensation, on a tax-deferred basis, into the plan. The Company has established a Rabbi Trust to hold the assets of the plan separate from the Company’s general assets. The assets of the Rabbi Trust are, however, consolidated for financial statement presentation purposes in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested. At the time a participant elects to defer compensation, a contribution is made on behalf of the participant to the Rabbi Trust. The value of the plan assets, along with the corresponding liability for the obligations of the trust to the plan participant, is adjusted periodically to reflect changes in the fair value. The Company incurred $170,000 and $28,000 in expenses related to plan administration costs during 2004 and 2003, respectively.

Note 12. Related Party Transactions

In prior years, the Company entered into various agreements with its primary investor, GTCR Golder Rauner, L.L.C., regarding services provided by the investor to the Company. Amounts accrued but unpaid since inception related to these agreements as of December 31, 2004 and 2003 were zero and $0.4 million, respectively.

The Company has granted first- and second-lien mortgage loans to certain of its directors, executive officers and their affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risks of collectability. The aggregate dollar amount of these loans at December 31, 2004 and 2003 represented less than 5% of total shareholders’ equity.

In 2003, in connection with the relocation of Kevin Race to Atlanta, Georgia to join HBMC as its President and Chief Operating Officer, the Company agreed to purchase Mr. Race’s residence in Jacksonville, Florida. The Company paid $1.7 million for the residence, based on two independent appraisals. In April 2004, the Company sold the house for $1.4 million and realized a loss of $0.3 million. In addition to the loss on the house, the Company estimates it paid $0.2 million of other costs associated with this transaction, including real estate brokerage fees.

Note 13. Regulatory Compliance

HBMC is required to satisfy minimum net worth capital requirements with various governmental agencies. HBMC was in compliance with such minimums as of December 31, 2004.

HBMC is also covered under a Mortgage Bankers Blanket Bond policy. The bond is carried with a large multinational insurance company and is in the amount of $5.0 million. In addition, HBMC is covered by an errors and omissions policy by the same carrier in the amount of $5.0 million.

The Company is subject to various capital requirements in connection with seller/servicer agreements that HBMC has entered into with secondary market investors. Failure to maintain minimum capital requirements could result in the Company’s inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on the Company’s financial statements. The Company was in compliance with such minimums as of December 31, 2004.

Note 14. Derivative Financial Instruments

The Company enters into derivative financial instrument transactions principally for the purpose of protecting against the risks of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative under SFAS No. 133.

Cash Flow Hedges

The Company is exposed to credit and interest-rate risk related to its mortgage inventory from the time a loan is closed until completion of normal post-closing review and the subsequent sale of the loan, normally 60 to 90 days. To mitigate interest rate risk associated with the origination of loans held for sale, the Company enters into forwards sales contracts, which are contracts for the delayed delivery of mortgages in which the Company agrees to make delivery at a specified future date of a specified instrument at a specified price or yield. These forward sale contracts, up until April 1, 2004, were designated in cash flow hedges of anticipated loan sale transactions. On April 1, 2004, the Company discontinued the application of hedge accounting to these forecasted transactions. As a result of this change, all of the derivative financial instruments associated with mortgage loans held for sale were freestanding subsequent to April 1, 2004, and, as a result, changes in the fair value of the derivative financial instruments subsequent to that date were recorded in current period earnings. At December 31, 2003, an unrealized loss, net of taxes, of ($85,000) was recorded in accumulated other comprehensive income for the effective portion of changes in the fair value of forward contracts designated in cash flow hedges.

The Company also enters into interest rate swaps, interest rate basis swaps and interest rate cap agreements to hedge the basis risk existing between related assets and liabilities in addition to the variability of future cash flows associated with certain variable debt instruments. At December 31, 2004, an unrealized gain, net of taxes, of $1.7 million was recorded in accumulated other comprehensive income for the effective portion of changes in the fair value of derivative financial instruments designated in cash flow hedging relationships. The reclassification from accumulated other comprehensive income to interest income will occur as interest expense is recorded on the underlying debt. Based on current market conditions, it is expected that $0.4 million of net unrealized gains will be reclassified to interest expense over the next 12 months.

The change in value of the forecasted transactions attributable to hedge ineffectiveness and recorded in other operating expense during 2004, 2003 and 2002 was immaterial. For the years ended December 31, 2004, 2003 and 2002, net losses related to the early termination of forward loan sale commitments were $(1.0) million, $(0.9) million and $(0.3) million.

Other Asset and Liability Management Derivative Positions

The Company’s mortgage commitment pipeline is exposed to interest rate risk associated with interest rate lock commitments (“IRLCs”) extended to individuals who have applied for loan funding and meet certain defined credit and underwriting criteria. IRLCs are considered derivative financial instruments under SFAS No. 133 and are recorded at fair value, with changes in value recorded in current earnings. In addition to the mandatory forward contracts that were designated in cash flow hedging relationships of the anticipated sales of mortgage loans held for sale up until April 1, 2004, the Company also enters into both mandatory and optional short-term forward contracts to mitigate interest rate risk associated with IRLCs. Gains (losses) on IRLCs and the related options and forwards totaled a net amount of $(440,000) during 2004, compared to $107,000 during 2003 and $(238,000) during 2002.

	December 31, 2004			December 31, 2003
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges
Interest rate swaps (debt)	$750,000	$436	$(1,536)	$—	$—	$—
Interest rate basis swaps (debt)	400,000	92	(15)	—	—	—
Interest rate caps (debt)	368,562	3,964	—	—	—	—
Forward contracts	—	—	—	61,000	124	—
Other Derivative Instruments
Interest rate lock commitments	66,341	95	—	64,922	134	—
Forward contracts	138,922	—	(296)	41,035	83	—
Options on forward contracts	—	—	—	5,000	22	—
Interest rate swaps	25,000	32	—	100,000	—	—
Eurodollar future contracts	—	—	—	250,000	—	—

Note 15. Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Financial Assets
Cash and restricted cash	$19,109	$19,109	$6,169	$6,169
Mortgage loans held for sale, net	252,378	255,626	325,482	331,800
Mortgage loans held for investment	2,937,156	2,970,693	—	—
Mortgage servicing rights, net	5,097	5,192	400	400
Financial Liabilities
Warehouse lines of credit	$333,783	$333,783	$257,045	$257,045
Aggregation credit facilities	869,429	869,429	—	—
Loan funding payable	69,831	69,831	63,219	63,219
Note payable	—	—	36,720	36,720
Collateralized debt obligations	1,785,900	1,785,900	—	—
Other Financial Instruments
Interest rate lock commitments	$95	$95	$134	$134
Forward contracts	(296)	(296)	207	207
Options on forward contracts	—	—	22	22
Interest rate swaps/basis swaps	(991)	(991)	—	—
Interest rate caps	3,964	3,964	—	—

The Company uses the following methods and assumptions in estimating the fair value for financial instruments:

Cash and restricted cash.    The carrying amount for cash and restricted cash approximates the fair value of the assets.

Mortgage loans held for sale, net.    These instruments are carried in the consolidated balance sheet at lower of cost or market. The fair values of these instruments are based on anticipated liquidation values of the instruments.

Mortgage loans held for investment.    The fair values of loans are estimated using discounted cash flow analyses and using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and risk. The fair value of nonaccrual loans and the allowance for losses on loans are approximated by their book values.

Mortgage servicing rights, net.    The fair values of mortgage servicing rights are estimated using discounted cash flow analyses utilizing estimated portfolio prepayment speeds and market discount rates.

Warehouse lines of credit.    The carrying value of variable rate/LIBOR-based debt instruments approximates their fair values.

Aggregation credit facilities.    The carrying value of variable rate/LIBOR-based debt instruments approximates their fair values.

Loan funding payable.    The carrying value of variable rate/prime-based advances approximates their fair values.

Debt.    The carrying value of variable rate/LIBOR-based debt instruments approximates their fair values.

Other financial instruments.    The fair value of interest rate lock commitments is calculated based on the change in estimated fair value of the underlying mortgage loan, weighted by the probability that the loan will fund within the terms of the rate lock commitment. The change in fair value of the underlying mortgage loan is based upon the quoted prices of mortgage backed securities, or “MBS”. The fair value of interest rate swaps is determined using broker market quotes. The fair value of forward contracts is based on current market quotes.

Note 16. Subsequent Events

In February 2005, HomeBanc closed a public offering of 10,925,000 shares of its common stock priced at $9.10 per share, which included the exercise of the underwriters’ option to purchase 1,425,000 additional shares of common stock to cover over-allotments. The net proceeds to the Company, including exercise of the underwriters’ option, was $93.0 million after deducting underwriting discounts, commissions and other related expenses.

On February 23, 2005, the Company completed an offering to the public through HomeBanc Mortgage Trust 2005-1 of approximately $1.1 billion of notes backed by adjustable-rate, residential first mortgage loans. The Company has accounted for the securitization as a secured borrowing in accordance with the provisions of SFAS No. 140.

In March 2005, Dr. Courtney McCashland joined HomeBanc as its Executive Vice President of Strategic Development with responsibility for the architecture and execution of initiatives that are identified as strategic to the growth of the Company. Dr. McCashland is the founder of TalentMine™, a company focused on measuring and managing associate talent. During 2004, the Company paid approximately $0.4 million to TalentMine™ in consulting fees.

The Company presently intends to make an offering of debt in the form of securities collateralized by approximately $176.0 million of its second-lien mortgage loans by March 31, 2005, subject to, among other things, market conditions and rating agency requirements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There was no change in or disagreement with our accountants related to our accounting and financial disclosures.

Item 9A.	Controls and Procedures

The management of HomeBanc is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information HomeBanc is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.

HomeBanc’s management has evaluated, with the participation of HomeBanc’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2004, HomeBanc’s disclosure controls and procedures are effective in ensuring, to a reasonable assurance level, that all material information required to be disclosed and filed in this Report was recorded, summarized and reported within the time period required by the SEC’s rules and forms.

There was no change in HomeBanc’s internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, HomeBanc’s internal controls over financial reporting.

HomeBanc has hired, and will continue to hire finance, accounting, securitization and servicing personnel in an effort to continue to meet the requirements of being a public company and to keep these functions in pace with the growth in the Company’s operations.

Item 9B.	Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 for which no Form 8-K was filed.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to Item 10 of this Report will be included in our Proxy Statement, which information is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Item 11 of this Report as to compensation of directors and executive officers will be included in our Proxy Statement, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Report as to security ownership of certain beneficial owners and management will be included in our Proxy Statement, which information is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

The information required to be furnished pursuant to Item 13 of this Report will be included in our Proxy Statement, which information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required to be furnished pursuant to Item 14 of this Report will be included in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) The following audited consolidated financial statements of HomeBanc Corp. and its subsidiaries are included in Part II, Item 8, of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet- December 31, 2004 and 2003

Consolidated Statement of Operations- Years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Shareholders’ Equity- Years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Cash Flows- Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a) (2) Not applicable

(a) (3) Exhibits:

The information required by this section of Item 15 of this Report is listed in the Exhibit Index beginning on page E-i of this Report, which exhibits are either filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEBANC CORP.

By:	/S/ PATRICK S. FLOOD
Name:	Patrick S. Flood
Title:	Chairman and Chief Executive Officer

Date:	March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/S/ PATRICK S. FLOOD Patrick S. Flood	Chairman and Chief Executive Officer (Principal Executive Officer); Director	March 31, 2005

/S/ KEVIN D. RACE Kevin D. Race	President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer); Director	March 31, 2005

/S/ J. MICHAEL BARBER J. Michael Barber	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2005

/S/ JOHN C. ALEXANDER III John C. Alexander III	Director	March 31, 2005

/S/ GLENN T. AUSTIN, JR. Glenn T. Austin, Jr.	Director	March 31, 2005

/S/ EDGAR D. JANNOTTA, JR. Edgar D. Jannotta, Jr.	Director	March 31, 2005

/S/ WARREN Y. JOBE Warren Y. Jobe	Director	March 31, 2005

/S/ KENNETH D. RARDIN Kenneth D. Rardin	Director	March 31, 2005

/S/ DANIEL L. TIMM Daniel L. Timm	Director	March 31, 2005

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation of HomeBanc Corp. (1)

3.2	Bylaws of HomeBanc Corp. (1)

3.3	Articles of Amendment of HomeBanc Corp. (1)

4.1	Form of Common Stock Certificate. (1)

10.1	Amended and Restated Senior Secured Credit Agreement, dated as of December 3, 2003, by and among HomeBanc Mortgage Corporation, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and a Lender, and each of CommerzBank A.G., New York & Grand Cayman Branches, Keybank National Association, and J.P. Morgan Securities Inc., as Lenders (the “Senior Secured Credit Agreement”). (1)

10.2	Amendment No. 1, dated as of March 8, 2004, to the Senior Secured Credit Agreement, dated as of December 3, 2003, by and among HomeBanc Mortgage Corporation, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and a Lender. (1)

10.3	Master Repurchase Agreement, dated as of February 27, 2002, by and between Merrill Lynch Mortgage Capital Inc. and HomeBanc Mortgage Corporation (the “Master Repurchase Agreement”). (1)

10.4	Amendment No. 1, dated as of April 15, 2003, to the Master Repurchase Agreement, by and between Merrill Lynch Mortgage Capital Inc. and HomeBanc Mortgage Corporation. (1)

10.5	Amendment No. 2, dated as of May 28, 2003, to the Master Repurchase Agreement, by and between Merrill Lynch Mortgage Capital Inc. and HomeBanc Mortgage Corporation. (1)

10.6	Amendment No. 3, dated as of February 25, 2004, to the Master Repurchase Agreement, by and between Merrill Lynch Mortgage Capital Inc. and HomeBanc Mortgage Corporation. (1)

10.7	Loan Purchase Agreement, dated as of July 17, 2001, by and between Countrywide Home Loans, Inc. and HomeBanc Mortgage Corporation (the “Loan Purchase Agreement”). (1)

10.8	Addendum to Loan Purchase Agreement, by and between Countrywide Home Loans, Inc. and HomeBanc Mortgage Corporation, effective July 17, 2001. (1)

10.9	Early Purchase Program Addendum, dated as of April 4, 2002, to the Loan Purchase Agreement, by and between Countrywide Home Loans, Inc. and HomeBanc Mortgage Corporation (the “Early Purchase Program Addendum”). (1)

10.10	Amendment No. 1, dated as of July 17, 2002, to the Early Purchase Program Addendum, by and between Countrywide Home Loans, Inc. and HomeBanc Mortgage Corporation. (1)

10.11	Amendment No. 2, dated as of August 1, 2003, to the Early Purchase Program Addendum, by and between Countrywide Home Loans, Inc. and HomeBanc Mortgage Corporation. (1)

10.12	Amendment No. 3, dated as of October 30, 2003, to the Early Purchase Program Addendum, by and between Countrywide Home Loans, Inc. and HomeBanc Mortgage Corporation. (1)

10.13	Amendment No. 4, dated as of November 26, 2003, to the Early Purchase Program Addendum, by and between Countrywide Home Loans, Inc. and HomeBanc Mortgage Corporation. (1)

10.14	Lease Agreement, dated as of June 28, 2003, by and between Summit Parcel 2 Limited Partnership and HomeBanc Mortgage Corporation (2002 Summit Boulevard) (the “Summit Lease”). (1)

10.15	First Amendment, dated as of December 11, 2003, to the Summit Lease, by and between Summit Parcel 2 Limited Partnership and HomeBanc Mortgage Corporation. (1)

10.16	Letter of Credit from JPMorgan Chase Bank (for the Summit Lease). (1)

E-i

Exhibit Number	Description

10.17	Sublease Agreement, dated as of April 28, 2000, by and between First Horizon Home Loan Corporation and HomeBanc Mortgage Corporation (5775 Glenridge Drive). (1)

10.18	HomeBanc Mortgage Corporation Deferred Compensation Plan. (1)*

10.19	HomeBanc Corp. Amended and Restated 2004 Long-Term Incentive Plan. (1)*

10.20	Employment Agreement, dated as of May 6, 2004, by and between HomeBanc Corp. and Patrick S. Flood. (1)*

10.21	Employment Agreement, dated as of May 6, 2004, by and between HomeBanc Corp. and Kevin D. Race. (1)*

10.22	Employment Agreement, dated as of May 6, 2004, by and between HomeBanc Corp. and Dr. Paul Lopez. (1)*

10.23	Employment Agreement, dated as of May 6, 2004, by and between HomeBanc Corp. and Dr. D. “Ike” Reighard. (1)*

10.24	Master Repurchase Agreement, dated as of March 8, 2004, by and between Abetterwayhome Finance, LLC and JPMorgan Chase Bank. (1)

10.25	Fannie Mae As Soon As Pooled Agreement, dated as of August 16, 2001, by and between Fannie Mae and HomeBanc Mortgage Corporation. (1)

10.26	Form of Retention Bonus Agreement. (1)*

10.27	Master Repurchase Agreement, dated as of April 29, 2004, by and between Abetterwayhome Finance, LLC II and Bear Stearns Mortgage Capital Corporation. (1)

10.28	Amendment No. 1 and Joinder to Master Repurchase Agreement, dated as of June 7, 2004, by and among JPMorgan Chase Bank, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. (1)

10.29	Amendment No. 1 and Joinder to Master Repurchase Agreement, dated as of June 7, 2004, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (1)

10.30	6/04 Amended and Restated Senior Secured Credit Agreement, dated as of June 7, 2004, by and among HomeBanc Corp., HomeBanc Mortgage Corporation, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and Lender, and the other Lender parties thereto (the “Amended and Restated Credit Agreement”). (1)

10.31	Agreement and Plan of Reorganization, dated as of June 14, 2004, by and between HomeBanc Corp. and HBMC Holdings, LLC. (1)

10.32	Amended and Restated Registration Agreement, dated as of July 13, 2004, by and among HomeBanc Corp., GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest L.P. (2)

10.33	6/23/04 Amendment to the 6/04 Amended and Restated Credit Agreement, dated as of June 23, 2004. (1)

10.34	Amendment No. 3 to Master Repurchase Agreement, dated as of June 23, 2004, by and between Credit Suisse First Boston Mortgage Capital LLC and HomeBanc Mortgage Corporation. (3)

10.35	Amendment No. 2 to Master Repurchase Agreement, dated as of June 24, 2004, by and among JPMorgan Chase Bank, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. (1)

10.36	Amendment No. 2 to Master Repurchase Agreement, dated as of June 25, 2004, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (1)

10.37	Amendment No. 4 to the Master Repurchase Agreement, dated as of June 7, 2004, by and between Merrill Lynch Mortgage Capital Inc. and HomeBanc Mortgage Corporation. (13)

E-ii

Exhibit Number	Description

10.38	Stock Purchase Agreement by and between HomeBanc Corp. and GTCR Fund VII/A, L.P. (2)

10.39	Assignment, Assumption and Recognition Agreement, dated as of July 30, 2004, by and among EMC Mortgage Corporation, HomeBanc Mortgage Trust 2004-1, HMB Acceptance Corp., HomeBanc Corp. and Structured Asset Mortgage Investments II Inc. (3)

10.40	Amended and Restated Trust Agreement, dated as of July 30, 2004, by and among Structured Asset Mortgage Investment II, Inc., Wilmington Trust Company and U.S. Bank, National Association. (3)

10.41	Sale and Servicing Agreement, dated as of July 30, 2004, by and among Structured Asset Mortgage Investment II, Inc., HomeBanc Mortgage Trust 2004-1, U.S. Bank National Association and Wells Fargo Bank, N.A. (3)

10.42	Indenture, dated as of July 30, 2004, by and among HomeBanc Mortgage Trust 2004-1, Wells Fargo Bank, N.A. and U.S. Bank National Association. (3)

10.43	Purchase, Warranties and Servicing Agreement, dated as of July 1, 2004, by and among EMC Mortgage Corporation, HMB Acceptance Corp. and HomeBanc Corp. (3)

10.44	Assignment, Assumption and Recognition Agreement, dated as of October 29, 2004, by and among EMC Mortgage Corporation, HomeBanc Mortgage Trust 2004-2, HMB Acceptance Corp. and HomeBanc Corp. (4)

10.45	Amended and Restated Trust Agreement, dated as of October 29, 2004, by and among Structured Asset Mortgage Investment II, Inc., Wilmington Trust Company and U.S. Bank, National Association. (4)

10.46	Sale and Servicing Agreement, dated as of October 29, 2004, by and among Structured Asset Mortgage Investment II, Inc., HomeBanc Mortgage Trust 2004-2, U.S. Bank National Association and Wells Fargo Bank, N.A. (4)

10.47	Indenture, dated as of October 29, 2004, by and among HomeBanc Mortgage Trust 2004-2, Wells Fargo Bank, N.A. and U.S. Bank National Association. (4)

10.48	Joinder and Assumption Agreement to the Amended and Restated Credit Agreement, dated as of August 4, 2004, by and among the parties thereto and Bank Hapoalim B.M.—New York Branch. (5)

10.49	The 8/04 Bank Hapoalim Senior Credit Note, dated as of August 4, 2004 by and among HomeBanc Corp., HomeBanc Mortgage Corporation and Bank Hapoalim B.M.—New York Branch. (5)

10.50	Joinder and Assumption Agreement to the Amended and Restated Credit Agreement, dated as of August 4, 2004, by and among the parties thereto and BNP Paribas New York Branch. (5)

10.51	The 8/04 BNP Paribas Senior Credit Note, dated as of August 4, 2004 by and among HomeBanc Corp., HomeBanc Mortgage Corporation and BNP Paribas New York Branch. (5)

10.52	Joinder and Assumption Agreement to the Amended and Restated Credit Agreement, dated as of August 4, 2004, by and among the parties thereto and Sovereign Bank. (5)

10.53	The 8/04 Sovereign Bank Senior Credit Note, dated as of August 4, 2004 by and among HomeBanc Corp., HomeBanc Mortgage Corporation and Sovereign Bank. (5)

10.54	Joinder and Assumption Agreement to the Amended and Restated Credit Agreement, dated as of August 4, 2004, by and among the parties thereto and United Overseas Bank Limited New York Agency. (5)

10.55	The 8/04 United Overseas Bank Senior Credit Note, dated as of August 4, 2004 by and among HomeBanc Corp., HomeBanc Mortgage Corporation and United Overseas Bank Limited New York Agency. (5)

10.56	Joinder and Assumption Agreement to the Amended and Restated Credit Agreement, dated as of August 4, 2004, by and among the parties thereto and Colonial Bank, N.A. (5)

E-iii

Exhibit Number	Description

10.57	The 8/04 Colonial Bank Senior Credit Note, dated as of August 4, 2004 by and among HomeBanc Corp., HomeBanc Mortgage Corporation and Colonial Bank, N.A. (5)

10.58	Joinder and Assumption Agreement to the Amended and Restated Credit Agreement, dated as of August 4, 2004, by and among the parties thereto and Calyon New York Branch. (5)

10.59	The 8/04 Calyon New York Branch Senior Credit Note, dated as of August 4, 2004 by and among HomeBanc Corp., HomeBanc Mortgage Corporation and Calyon New York Branch. (5)

10.60	Joinder and Assumption Agreement to the Amended and Restated Credit Agreement, dated as of September 10, 2004, by and among the parties thereto and First Commercial Bank, New York Agency. (6)

10.61	9/04 First Commercial Bank Senior Credit Note, dated as of September 10, 2004 by and among HomeBanc Corp., HomeBanc Mortgage Corporation and First Commercial Bank, New York Agency. (6)

10.62	The 8/04 Swing Line Note, dates as of August 4, 2004, by and among HomeBanc Corp., HomeBanc Mortgage Corporation and JPMorgan Chase Bank. (5)

10.63	Form of Change in Control Agreement. (7)*

10.64	Form of 2004 Stock Appreciation Right Certificate. (7)*

10.65	Form of 2004 Restricted Stock Unit Certificate. (7)*

10.66	Amendment No. 5 to Master Repurchase Agreement, dated as of December 27, 2004, by and among JPMorgan Chase Bank, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. (8)

10.67	Amendment No. 2 and Joinder to Purchase, Warranties and Servicing Agreement, dated as of December 27, 2004, by and between Abetterwayhome Finance, LLC, HomeBanc Funding Corp., HomeBanc Mortgage Corporation and HomeBanc Corp. (8)

10.68	Amendment No. 3 to Master Repurchase Agreement, dated as of December 27, 2004, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (8)

10.69	Amendment No. 2 and Joinder to Purchase, Warranties and Servicing Agreement, dated as of December 27, 2004, by and between Abetterwayhome Finance, LLC, II, HomeBanc Funding Corp. II, HomeBanc Mortgage Corporation and HomeBanc Corp. (8)

10.70	Amendment No. 5 and Joinder to the Master Repurchase Agreement, dated as of December 31, 2004, by and among Merrill Lynch Mortgage Capital Inc., HomeBanc Mortgage Corporation and HomeBanc Corp. (9)

10.71	Amendment No. 4 to Master Repurchase Agreement, dated as of January 24, 2005, by and between Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC, II and HomeBanc Funding Corp. II. (10)

10.72	Amendment No. 2 to Limited Guaranty, dated as of January 24, 2005, by and between Bear Stearns Mortgage Capital Corporation and HomeBanc Corp. (10)

10.73	Mortgage Loan Purchase Agreement, dated as of February 1, 2005, by and between HMB Acceptance Corp. and HomeBanc Corp. (11)

10.74	Trust Agreement, dated as of February 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and U.S. Bank National Association. (11)

10.75	Transfer and Servicing Agreement, dated as of February 1, 2005, by and among HomeBanc Mortgage Trust 2005-1, HMB Acceptance Corp., U.S. Bank National Association, Wells Fargo Bank, National Association and HomeBanc Corp. (11)

E-iv

Exhibit Number	Description

10.76	Indenture, dated as of February 1, 2005, by and among HomeBanc Mortgage Trust 2005-1 and U.S. Bank National Association. (11)

10.77	Amendment No. 6 to Master Repurchase Agreement, dated as of February 25, 2005, among Merrill Lynch Mortgage Capital Inc., HomeBanc Mortgage Corporation and HomeBanc Corp. (12)

10.78	Letter Agreement dated March 2, 2005 among HomeBanc Corp., HomeBanc Mortgage Corporation and JPMorgan Chase Bank. (12)

10.79	HomeBanc Corp. 2004 Director Compensation Plan (1)*

10.80	[Reserved]

10.81	Form of 2005 Restricted Stock Unit Award Certificate*

10.82	Form of 2005 Restricted Stock Unit Award Certificate (Non-Employee Directors)*

10.83	Form of 2005 Stock Appreciation Rights Award Certificate*

21.1	Subsidiaries of HomeBanc Corp., as amended.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-11, originally filed on March 19, 2004, as amended (Commission File No. 333-113777).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2004.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 26, 2004.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 3, 2004.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 11, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 15, 2004.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 15, 2004.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 29, 2004.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2005.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2005.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-11, originally filed on January 7, 2005, as amended (Commission File No. 333-121900).

E-v