Form 10-Q
period 2005-03-31
HOMEBANC CORP
filed 2005-05-16
CIK 1283683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(404) 459-7400

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at May 10, 2005
Common Stock, $0.01 par value per share	56,426,117

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “outlook,” “target,” and other similar words and expressions of the future. Such forward-looking statements include, without limitation, statements regarding:

•	our business strategy;

•	expected benefits to us of the change in our business strategy and our operation as a REIT;

•	expected benefits to us from our investments in strategic marketing alliances;

•	future performance, including Generally Accepted Accounting Principles, or “GAAP,” earnings, developments or market forecasts;

•	forward-looking accounting and financial statement impacts as a result of our change in business strategy and our operation as a REIT;

•	projected leverage ratios, capital needs and the timing of future financings; and

•	projected capital expenditures.

It is important to note that the description of our business, in general, and our mortgage-backed securities financings, in particular, is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, and the types of assets we hold, the amount of leverage we use, the liabilities we incur, and other characteristics of our assets and liabilities are subject to reevaluation and change without notice.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions and general consumer confidence and spending habits;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on our mortgage loan production and our interest rate sensitive assets and liabilities;

•	interest rate risks and credit risks of customers;

•	loan loss experience and the rate of loan charge-offs;

•	risks inherent in originating mortgage loans, including the risks of principal repayment and fluctuations in collateral values;

•	the percentage of applications that will result in closed loans;

•	loss experience arising from alleged breaches of representations and warranties provided to buyers of mortgage loans originated by us and sold to third parties;

•	risks in our ability to execute new changes in our business strategy and to meet the requirements for operation as a REIT;

•	competition that we face, as well as the general effects of competition from a wide variety of local, regional, national and other originators and sellers of mortgage loans, and changes in the secondary mortgage market and investors therein;

•	risks in our ability to raise additional capital or enter into additional financing arrangements on terms that are attractive to us;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates, including those used to develop hedging and interest rate risk management strategies;

•	the uncertainties of costs of litigation;

•	the risks of entering new markets or introducing new products;

•	the risks of mergers, acquisitions, joint ventures and/or divestitures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to integrate operations or achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in generally accepted accounting principles and related industry practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our industry or in the rate of growth in the markets that we serve;

•	the effects of war or other conflict, acts of terrorism, natural disasters or other catastrophic events that may affect general economic conditions;

•	the effects of weather-related events that may result in property damage as well as a reduction in mortgage loan origination volume or an alteration of the timing when mortgage loans close; and

•	other factors and other information discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including, without limitation, those discussed under “Risk factors,” in the Annual Report on Form 10-K.

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

PART I

Item 1. Financial Statements

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2005	December 31, 2004
	(Dollars in thousands, except per share data)
Assets
Cash	$28,345	$12,232
Restricted cash	617	6,877
Mortgage loans held for sale, net	273,434	252,378
Mortgage loans held for investment, net of allowance of $3,398 and $2,870, respectively	3,655,922	2,937,156
Mortgage servicing rights, net	5,517	5,097
Accounts receivable	66,576	34,972
Prepaid assets, net	3,200	3,551
Premises and equipment, net	33,994	33,025
Goodwill, net	39,995	39,995
Deferred tax assets, net	15,524	11,973
Other assets	47,232	22,697

Total assets	$4,170,356	$3,359,953

Liabilities and shareholders’ equity
Warehouse lines of credit	$242,087	$333,783
Aggregation credit facilities	479,839	869,429
Loan funding payable	94,622	69,831
Other liabilities	37,531	49,981
Collateralized debt obligations	2,959,594	1,785,900

Total liabilities	3,813,673	3,108,924
Minority interest	11	16

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Preferred Stock – par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock – par value $0.01 per share; 150,000,000 shares authorized; 56,426,117 and 45,501,117 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	564	455
Additional paid-in capital	388,300	294,809
Accumulated deficit	(53,508)	(45,950)
Accumulated other comprehensive income	21,316	1,699

Total shareholders’ equity	356,672	251,013

Total liabilities and shareholders’ equity	$4,170,356	$3,359,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Revenues:
Net gain on sale of mortgage loans	$8,583	$11,460
Other revenue	1,064	475
Interest income	42,051	4,925
Interest expense	(30,416)	(4,066)

Net interest income	11,635	859
Provision for loan losses	528	208

Net interest income after provision for loan losses	11,107	651

Total revenues	20,754	12,586

Expenses:
Salaries and associate benefits, net	15,055	10,116
Marketing and promotions	6,354	4,944
Occupancy and equipment expense	3,805	8,910
Depreciation and amortization	1,873	1,266
Interest expense, other	—	378
Minority interest	25	24
Other operating expense	4,708	2,879

Total expenses	31,820	28,517

Loss before income taxes	(11,066)	(15,931)
Income tax benefit	(3,508)	(6,831)

Net loss	$(7,558)	$(9,100)

Net loss per share of common stock outstanding:
Basic and diluted	$(0.15)	$(1.40)

Weighted-average shares of common stock outstanding:
Basic and diluted	51,691,950	6,482,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(Dollars in thousands)
Balance at January 1, 2005	45,501,117	$455	$294,809	$(45,950)	$1,699	$251,013
Comprehensive income*:
Net loss	—	—	—	(7,558)	—	(7,558)
Other comprehensive income, net of taxes:
Net change in unrealized gain on cash flow hedges (net of taxes of $42)	—	—	—	—	19,617	19,617

Total comprehensive income						12,059
Issuance of common stock through public offering	10,925,000	109	92,891	—	—	93,000
Stock-based compensation	—	—	600	—	—	600

Balance at March 31, 2005	56,426,117	$564	$388,300	$(53,508)	$21,316	$356,672

*	Total comprehensive loss for the three months ended March 31, 2004 was $9.1 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Operating activities
Net loss	$(7,558)	$(9,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,873	1,266
Provision for loan losses	528	208
Provision for losses associated with certain loan sales and mortgage loans held for sale	674	400
Capitalization of mortgage servicing rights	(1,186)	(4,235)
Amortization and impairment of mortgage servicing rights	766	265
Loss on disposal of premises and equipment	33	5,475
Stock-based compensation	600	—
Minority interest	(5)	7
Deferred taxes	(3,508)	(7,465)
Decrease (increase) in restricted cash	6,260	(202)
Increase in mortgage loans held for sale, net	(21,730)	(145,744)
(Increase) decrease in accounts receivable	(31,604)	18,290
Decrease (increase) in prepaid assets	351	(456)
(Increase) decrease in other assets	(4,961)	31
Decrease in other liabilities	(12,450)	(796)

Net cash used in operating activities	(71,917)	(142,056)

Investing activities
Originations of mortgage loans held for investment and principal collections, net	(719,294)	(376,914)
Purchases of premises and equipment, net	(2,875)	(5,608)

Net cash used in investing activities	(722,169)	(382,522)

Financing activities
(Decrease) increase in warehouse and aggregation credit facilities, net	(481,286)	470,510
Net change in loan funding payable	24,791	52,907
Proceeds from debt issuance	1,257,516	—
Repayment of debt	(83,822)	—
Proceeds from issuance of common stock, net	93,000	—
Other	—	(92)

Net cash provided by financing activities	810,199	523,325

Net increase (decrease) in cash	16,113	(1,253)
Cash and cash equivalents at beginning of period	12,232	1,722

Cash and cash equivalents at end of period	$28,345	$469

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Basis of Presentation

HomeBanc Corp. (“HomeBanc” or the “Company”) is a Georgia corporation engaged in the business of mortgage banking. The Company was formed on March 17, 2004 to, among other things, hold and service residential mortgage loans. The Company completed its initial public offering (the “Offering”) of 38,750,000 shares of common stock on July 19, 2004. The gross proceeds from the Offering were approximately $288.6 million, excluding the costs related to the Offering, principally $17.3 million in underwriting fees. As more fully discussed below, immediately prior to the Offering, the Company completed a corporate reorganization, through a merger with an affiliate, to meet the requirements for qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company has elected to be taxed as a REIT beginning with the tax year ending December 31, 2004.

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

In July 2004, Holdings distributed, prior to the Offering, 6,101,677 shares of the HomeBanc Corp. common stock that it received in the reorganization to the holders of its preferred units. The total value of the distribution was equal to the aggregate value of, and in payment of, the capital accounts, including accumulated but unpaid distributions, of the preferred units as of the date of the closing of the Offering. This transaction has been accounted for in a manner similar to a pooling of interests, and the condensed consolidated financial statements of the Company include the combined entities from the earliest date presented.

The Company completed a second public equity offering on February 9, 2005 of 10,925,000 shares of its common stock priced at $9.10 per share, which included the exercise of the underwriters’ option to purchase 1,425,000 additional shares of common stock to cover over-allotments. The net proceeds to the Company, including proceeds from the exercise of the underwriters’ over-allotment option, was $93.0 million after deducting underwriting discounts, commissions and other related expenses.

The Company, through HBMC, originates residential mortgage loans through its 21 store locations and its 129 realtor store-in-store locations in the States of Georgia, Florida and North Carolina. HBMC’s mortgage product line includes conforming FNMA/FHLMC mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, including construction-to-permanent and second-lien mortgage loans, nonconforming jumbo loans and a limited volume of sub-prime mortgage loans. The Company’s strategy emphasizes retail residential mortgage loan originations, primarily purchase money mortgages. The Company executes its strategy through the formation of strategic marketing alliances (“SMAs”) with residential realtors and home builders who have a significant presence in their markets. As of March 31, 2005, the Company had 230 SMAs, 88 of which were with residential realtors and 142 of which were with home builders.

Historically, HomeBanc sold a substantial number of the mortgage loans that it originated to third parties in whole loan and securitized form. As a result, the substantial majority of the Company’s revenue prior to January 1, 2004 was gain on sale of mortgage loans. During 2004, the Company began holding and servicing certain mortgage loans, primarily adjustable-rate mortgage loans with rates based on the London Interbank Offered Rate (“LIBOR”), for investment. HomeBanc expects to continue to hold and service these types of loans for investment in the future. These loans are financed by equity and debt, primarily through the issuance of adjustable-rate notes through securitization transactions treated as secured borrowings of HomeBanc in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The entities used to complete the securitization transactions are not qualifying special purpose entities under SFAS No. 140 and are, therefore, consolidated. The Company has sold, and presently expects to continue selling, the majority of the fixed-rate mortgage loans that it originates. This change in the business model has resulted in a shift in revenue sources from gain on sale of mortgage loans to net interest income earned primarily on the adjustable-rate (including hybrid) mortgage loan portfolio held for investment.

At March 31, 2005, the Company had the following subsidiaries: HBMC; Abetterwayhome Corp.; HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; Abetterwayhome Finance, LLC; Abetterwayhome Finance, LLC II; and HomeBanc Title Partners, LLC. All of these subsidiaries are wholly-owned by the Company, except for HomeBanc Title Partners, LLC, a joint venture in which Security First Title Affiliates, Inc., an agent offering title insurance to customers of the Company, owns a 15% equity interest. HBMC and Abetterwayhome Corp. have each made elections to be treated as a taxable REIT subsidiary. HomeBanc Funding Corp.; HomeBanc Funding Corp. II; and HMB Acceptance Corp. are treated as qualified REIT subsidiaries. Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II are single-member limited liability companies disregarded for federal income tax purposes and treated for such purposes as branches of Abetterwayhome Corp. HomeBanc Mortgage Trust 2004-1; HomeBanc Mortgage Trust 2004-2; HomeBanc Mortgage Trust 2005-1; and HomeBanc Mortgage Trust 2005-2 are bankruptcy-remote Delaware statutory trusts used in connection with the Company’s securitization activities and are exempt from taxation. In accordance with accounting principles generally accepted in the United States (“GAAP”), these entities are consolidated. HomeBanc Title Partners, LLC is a limited partnership for federal income tax purposes. HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; Abetterwayhome Finance, LLC; Abetterwayhome Finance, LLC II; HomeBanc Mortgage Trust 2004-1; HomeBanc Mortgage Trust 2004-2; HomeBanc Mortgage Trust 2005-1; and HomeBanc Mortgage Trust 2005-2 are all bankruptcy-remote special purpose entities utilized in the financing of the Company’s operations.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Due to the cyclical and seasonal nature of the mortgage banking industry, the results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year or for any other periods.

All material intercompany transactions have been eliminated in consolidation. Certain balances in the prior period have been reclassified to conform to the current presentation.

Unless the context otherwise requires, for purposes of these notes to the condensed consolidated financial statements, the “Company” refers to HomeBanc and its subsidiaries.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The accounting and reporting policies of HomeBanc and its subsidiaries conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Examples of estimates include the adequacy of the allowance for loan losses (the “Allowance”), estimates of contingency losses on repurchases of loans arising from representation and warranty claims, and estimates of fair value of financial instruments. Accordingly, actual results and future estimates could differ from the estimates presented.

The following is a summary of the more significant accounting policies of HomeBanc.

Transfers of Financial Assets

From time to time, the Company sells or securitizes mortgage loans. These transfers of financial assets are accounted for as sales for financial reporting purposes when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company; (2) the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Transfers of financial assets not meeting these sale criteria are treated as secured borrowings. Tax treatment for transfers of financial assets is dependent upon the particular facts and circumstances but does not necessarily match the treatment applied for financial reporting purposes.

Mortgage Loans Held for Sale

Mortgage loans held for sale include mortgage loans and any related deferred origination fees and costs. Deferred net fees or costs are not amortized during the period the loans are held for sale, but are recognized when the loans are sold. Mortgage loans held for sale are carried at the lower of aggregate cost or estimated fair market value as determined by aggregate outstanding commitments from investors or current investor yield requirements. Any adjustment to the carrying amount of loans resulting from the application of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, is considered in the determination of lower of cost or estimated fair market value. Net unrealized losses are recognized in a valuation allowance by charges to income.

Gains and losses on the sale of loans are recognized at the settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. These transactions are treated as sales in accordance with SFAS No. 140. At the time of sale, a reserve is established for estimated contingencies in the form of loss indemnification related to customary standard representations and warranties made in connection with the sale. Prior to 2004, the Company sold substantially all of the mortgage loans that it originated on a servicing-released basis to various investors. The Company currently sells, on a servicing-released basis, the majority of the fixed-rate mortgage loans it originates and retains for investment the majority of the adjustable-rate mortgage loans, as well as the related servicing rights.

The majority of the loans originated by the Company are in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for sale.

Mortgage Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. Loans held for investment are recorded at their unpaid principal balance together with the net unamortized deferred loan origination costs and fees. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income is amortized into income over the estimated life of the loan using methods that approximate the interest method. Interest income is accrued based on the outstanding principal amount and contractual terms of each individual loan.

The majority of the loans originated by the Company are in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for investment.

Allowance for Loan Losses

The Company began to maintain an Allowance as it began to accumulate mortgage loans for investment in the first quarter of 2004. Additions to the Allowance are based on assessments of certain factors, including historical loan loss experience of similar types of loans, the Company’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the value of collateral securing the loans, and current and anticipated economic and interest rate conditions. Evaluation of these factors requires that the Company’s management make subjective estimates and judgments that may change or prove to be incorrect. Additions to the Allowance are provided through a charge to earnings. Subsequent recoveries, if any, are credited to the Allowance.

Nonperforming Loans and Impaired Loans

The accrual of interest on loans is discontinued at the time the loan is 90 days past due, unless the credit is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Loans are generally charged off in the period in which an event occurs that confirms the existence of a loss. In all cases, loans are treated as non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans past due 90 days or more totaled $4.0 million and $3.9 million at March 31, 2005 and December 31, 2004, respectively. There were no loans past due 90 days or more still accruing interest at March 31, 2005 or December 31, 2004.

All current period interest accrued but not collected for loans that are treated as non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired when, based on current information, the Company believes it is probable that the Company will not receive all amounts due in accordance with the contractual terms of the underlying loan agreement. The fair value of the loan is then compared with the recorded investment in the loan to determine whether or not a specific reserve is necessary. Due to the fact that all of the Company’s loans held for investment are collateral-dependent, a loan’s fair value is determined using the fair value of the underlying collateral. In accordance with SFAS No. 114, the Company reviews its loans for impairment collectively because they represent a large group of homogenous loans.

Mortgage Servicing Rights and Servicing Income

Mortgage servicing rights (“MSRs”) are recognized when a mortgage loan is sold, on a servicing-retained basis, to a third party. In connection with the sale of mortgage loans, a portion of the cost of originating each loan is allocated to the MSRs based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service the loan, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The expense related to capitalized MSRs is amortized into other revenue in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to their amortized cost. Impairment is determined by stratifying the MSRs into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recognized monthly on an accrual basis, based upon the terms of the underlying agreement. Generally, such agreements provide for fees based upon a percentage of the outstanding balance of the related loans. Servicing activities include the monthly collection of principal, interest and escrow payments, and the performance of certain accounting and reporting functions on behalf of mortgage investors. Ancillary fees, including late fees, are recognized as collected.

Commencing in December 2003, the Company began retaining the servicing rights for those loans that it found economically attractive to service, namely a portion of the nonconforming mortgage loans and a limited number of loans sold to Fannie Mae. The Company also services construction-to-permanent loans during the construction phase of these mortgage loans. In addition, the Company generally has serviced loans that are the subject of sale transactions for up to 30 days after the loans are sold.

Goodwill and Intangibles

Goodwill relates to the excess of purchase price over net assets acquired in business combinations. Prior to 2002, the Company amortized goodwill over 20 years utilizing the straight-line method. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the cessation of the amortization of goodwill. Accumulated amortization was $3.6 million at both March 31, 2005 and 2004. Under SFAS No. 142, goodwill and intangible assets are deemed to have indefinite lives and are not amortized but are subjected to impairment testing.

The carrying value of goodwill for the Company is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying value exceeds the fair value, goodwill is impaired. The Company regularly evaluates whether events and circumstances have occurred that indicate the value of goodwill may not be recoverable. In evaluating whether impairment exists, the Company uses a discounted cash flow analysis. The calculation of cash flows begins with an estimation of net earnings in several trend scenarios, taking into account anticipated effective tax rates, over the next 10 years, including forecasted, high performance, low performance and worst-case trends. A terminal value based on an estimated earnings multiple is added to each scenario at the end of 10 years to determine total cash flows. A discount factor, approximating HomeBanc’s cost of capital, is then applied to each cash flow scenario to determine the present value. The present value of each scenario is then weighted based on the probability of occurrence as assessed by management. The resulting weighted-average present value is compared to the recorded equity. As long as the weighted-average present value is greater, goodwill is not considered to be impaired. HomeBanc performed its annual test for impairment of goodwill as of the designated testing date during the fourth quarter of 2004 and determined that, at that time, there was no impairment. Subsequent to the annual test, there have been no events or circumstances indicating the value of goodwill may not be recoverable.

Stock-Based Compensation

The Company has elected to adopt the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair-value-based method of accounting for stock options and similar equity awards. The fair value of equity incentives granted is estimated on the date of grant using a Black-Scholes option-pricing model or other fair value estimation methods, as appropriate. Forfeitures are appropriately recognized as they occur. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which requires that forfeitures be estimated at grant date and factored into the associated compensation expense calculation. SFAS 123(R) required adoption for interim periods beginning after June 15, 2005. The Company previously planned to adopt this standard as of January 1, 2005; however, on April 14, 2005, the SEC approved Release No. 33-8568 (the “SEC release”) delaying the effective date of SFAS No. 123(R) making it effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the issuance of the SEC Release, the Company will adopt this standard on January 1, 2006 and is still in the process of quantifying the impact that implementation will have upon the Company’s financial condition, results of operations and cash flows.

Income Taxes

As long as it maintains its election and qualification as a REIT, HomeBanc, as a stand-alone entity for income tax purposes, will not be subject to taxation. HomeBanc’s taxable REIT subsidiaries are subject to taxation. For those entities, HomeBanc accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach for accounting and reporting of income taxes. The provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between the book basis and tax basis of assets and liabilities that will result in deductible or taxable amounts in future years when such assets and liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management’s belief that, based upon historical earnings and anticipated future earnings, normal operations or available tax planning strategies will generate sufficient future taxable income to realize these benefits. When, in the opinion of management, it is “more likely than not” that the asset will be realized, no valuation allowance is established for deferred tax assets.

Reserve for Contingencies

The Company maintains a reserve for contingencies that represents estimated losses on repurchases arising from representation and warranty claims and probable obligations related to disputes with investors on contractual obligations with respect to loans sold. The reserve is included in other liabilities in the condensed consolidated balance sheet. Further discussion on the reserve for contingencies is included in Note 8, “Commitments and Contingencies.”

Derivative Financial Instruments

In accordance with SFAS No. 133, the Company records all derivative financial instruments in the condensed consolidated balance sheet at their fair value in other assets or other liabilities. Changes in fair value are recorded each period in current earnings (other revenue or other operating expense) or other comprehensive income depending upon the purpose for using the derivative and its qualification, designation and effectiveness as a hedging instrument. Under SFAS No. 133, the Company may designate a derivative as a hedging instrument in either a cash flow hedge or a fair value hedge.

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

Hedge accounting is discontinued prospectively in existing hedging relationships when: (1) any qualification criteria can no longer be met; (2) the hedging instrument has expired, been sold, terminated or exercised; (3) the hedged item has been sold, matured or terminated; (4) it is no longer deemed probable that a hedged forecasted transaction will occur; or (5) management determines that a hedge is no longer deemed appropriate and de-designates the hedging instrument.

In the case of fair value hedges, when: (1) hedging criteria are no longer met; (2) management de-designates the hedging instrument; or (3) the hedging instrument has expired, been sold, terminated or exercised, the Company will discontinue recording changes in fair value of the hedged item and will amortize the existing basis adjustment to earnings over its remaining expected life. For fair value hedges where the hedged item been sold, matured or terminated, the difference between the carrying value of the hedged item and its fair value is recorded into current earnings.

For cash flow hedges, when: (1) hedging criteria are no longer met; (2) management de-designates the hedging relationship; or (3) the hedging instrument has expired, been sold, terminated or exercised, changes in the value of the derivative will be recorded to current earnings while the net gain or loss previously recorded in other comprehensive income will continue to be reported there until the hedged forecasted transaction impacts earnings. When it is no longer deemed probable that a hedged forecasted transaction will occur, the amounts recorded in other comprehensive income are immediately released into current earnings.

Derivative financial instruments and hedging activities—business perspective. The Company has developed risk management programs and processes designed to manage market risk associated with the Company’s business activities. Interest rate risk is a predominant risk that further influences a number of other business risks such as pricing risk, prepayment risk, valuation risk, balance sheet management and funding risk. As part of its risk management program, the Company utilizes derivative financial instruments, including interest rate swaps, interest rate basis swaps, forward contracts, interest rate caps and options on forward contracts to manage interest rate risks associated with its balance sheet activities. The Company’s derivative financial instrument positions currently include cash flow hedges and other freestanding derivative financial instruments.

Loan production activities include the origination of mortgage loans, the warehousing of those loans in inventory and the resale of those loans to investors in the secondary market. The Company utilizes derivative financial instruments to protect against and manage interest rate risk and pricing risk associated with its loans held for sale and its mortgage pipeline. SFAS No. 133 also defines interest rate lock commitments relating to future mortgage loans held for sale as a derivative financial instrument, which is marked-to-market through earnings. Similar to mortgage loans held for sale, the fair value of interest rate lock commitments is determined by examining outstanding commitments from investors or current investor yield requirements. The fair value of derivative financial instruments associated with loans held for sale and the mortgage pipeline are reported on a gross basis and included within other assets or other liabilities, as appropriate.

Variable Interest Entities

The Company owns contractual interests in segregated accounts of two captive private mortgage reinsurance companies controlled and managed by unaffiliated insurance companies. These arrangements provide the Company with income based upon the amount of capital required to support these policies and the claims experience of the private mortgage insurance sold by these entities to customers of HBMC, and in which the Company bears the second 5% of losses in an amount up to its capital contributions. The Company began its participation in these ventures in 2003. The Company consolidates its interests in the two captive private mortgage reinsurance companies consistent with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.

Note 3. Mortgage Servicing Rights

The following tables present a reconciliation of the changes in MSRs and the associated valuation allowance for the three months ended March 31, 2005 (dollars in thousands):

Mortgage Servicing Rights, Net
Beginning balance	$5,097
Mortgage servicing rights capitalized	1,186
Amortization of servicing rights	(566)
Change in valuation allowance	(200)

Ending balance	$5,517

Valuation Allowance
Beginning balance	$—
Servicing valuation provision	200

Ending balance	$200

During the three months ended March 31, 2005, the Company recorded a valuation allowance related to its MSRs of $0.2 million, which reduced the carrying value of the MSRs. No servicing valuation provision was required during the three months ended March 31, 2004.

Note 4. Borrowings

Warehouse and Aggregation Facilities

The Bear Stearns master repurchase agreement, used to finance a portion of the mortgage loans that the Company originates, was amended on January 24, 2005, effective as of December 31, 2004, since the Company would not have met the GAAP net income covenant applicable at that date. The amendment requires the Company to have a consolidated GAAP net loss of no greater than $15 million for the quarter ending March 31, 2005, a consolidated GAAP net loss of no greater than $10 million for the quarter ending June 30, 2005, a consolidated GAAP net loss of no greater than $5 million for the quarter ending September 30, 2005, consolidated GAAP net income of no less than $1.00 for the quarter ending December 31, 2005 and consolidated GAAP net income of at least $2.00 for every two consecutive quarters thereafter.

Collateralized Debt Obligations

On February 23, 2005, the Company completed an offering to the public, through HomeBanc Mortgage Trust 2005-1 (the “2005-1 Trust”), of approximately $1.1 billion of notes (the “2005-1 Notes”) backed by adjustable-rate, residential first mortgage loans. The Company has accounted for the securitization as a secured borrowing for both financial reporting and tax purposes. The approximate amount of each class of the 2005-1 Notes sold to the public, together with the interest rate and the initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s / S&P
A-1	$848,625,000	LIBOR plus 0.25%	Aaa / AAA
A-2	109,783,000	LIBOR plus 0.31%	Aaa / AAA
M-1	21,957,000	LIBOR plus 0.46%	Aa1 / AA+
M-2	30,190,000	LIBOR plus 0.49%	Aa2 / AA+
M-3	11,527,000	LIBOR plus 0.52%	Aa3 / AA
M-4	10,978,000	LIBOR plus 0.70%	A1 / AA-
M-5	24,701,000	LIBOR plus 0.75%	A2 / A
M-6	12,076,000	LIBOR plus 0.80%	A3 /A-
B-1	12,076,000	LIBOR plus 1.25%	Baa1 /BBB+
B-2	12,076,000	LIBOR plus 1.30%	Baa2 / BBB

In connection with the issuance of the 2005-1 Notes, the Company incurred costs of $3.1 million, which were deducted from the proceeds of the securitization and are being amortized monthly in proportion to the outstanding balance of the 2005-1 Notes.

On March 31, 2005, the Company completed its fourth loan securitization, through an offering by HomeBanc Mortgage Trust 2005-2 (the “2005-2 Trust”), of approximately $170.9 million of notes (the “2005-2 Notes”) backed by adjustable-rate, residential second-lien mortgage loans. The Company has accounted for the securitization as a secured borrowing for both financial reporting and tax purposes. The approximate amount of each class of the 2005-2 Notes, together with the interest rate and the initial credit ratings for each class assigned by Moody’s and Fitch, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s / Fitch
A-1	$142,133,000	LIBOR plus 0.21%	Aaa / AAA
M-1	10,737,000	LIBOR plus 0.45%	Aa2 / AA+
M-2	3,080,000	LIBOR plus 0.49%	Aa3 / AA
M-3	5,633,000	LIBOR plus 0.68%	A2 / A+
M-4	2,464,000	LIBOR plus 0.72%	A3 / A
B-1	2,112,000	LIBOR plus 1.25%	Baa1 / A-
B-2	1,760,000	LIBOR plus 1.40%	Baa2 / BBB+
B-3	1,761,000	LIBOR plus 1.90%	Baa3 /BBB-
B-4	1,232,000	LIBOR plus 2.05%	Ba2 / BBB-

All classes of the notes listed above were sold to the public except for the B-2, B-3 and B-4 classes, which were retained by the Company.

In connection with the issuance of the 2005-2 Notes, the Company incurred costs of $0.5 million, which were deducted from the proceeds of the securitization and are being amortized monthly in proportion to the outstanding balance of the 2005-2 Notes.

Note 5. Earnings per Share

Basic earnings per share represents income available to holders of shares of common stock divided by the weighted-average number of shares of common stock outstanding during the period. Diluted shares of common stock outstanding include the weighted-average number of shares of common stock outstanding during the period, together with additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued, as well as any adjustment to income that would result from the assumed issuance.

Earnings per share of common stock have been computed based on the following (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net loss	$(7,558)	$(9,100)

Net loss per common share outstanding:
Basic and diluted	$(0.15)	$(1.40)

Average number of shares of common stock outstanding:
Basic and diluted	51,691,950	6,482,573

Excluded from the computation of diluted shares for the three-month period ended March 31, 2005 were 1,236,025 stock appreciation rights (“SARs”) and 764,242 restricted stock units (“RSUs”) because the effect would be antidilutive due to the Company’s loss applicable to common stock.

Note 6. Stock-Based Compensation

Stock Appreciation Rights

A SAR entitles the grantee to a payment equal to the appreciation in value of the underlying common stock over a specified time. SARs granted under the Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”) will be settled in common stock, subject to the satisfaction of vesting requirements. The base price of a SAR is equal to the fair market value of one share of common stock on the grant date. The grantee is entitled to a payment upon exercise of the SAR equal to the excess, if any, of the fair market value of the common stock at the exercise date over the base price (the “spread”), multiplied by the number of SARs being exercised. That payment is made in the form of common stock having a value equal to the aggregate spread on the SARs.

SARs granted in 2004 included tandem dividend equivalent rights in the form of restricted stock units that are converted to shares when the SAR is exercised. SARs granted in 2005 do not include tandem dividend rights, except for those issued to members of the board of directors.

The following assumptions were used for grants of SARs during the first quarter of 2005: expected dividend yield of 7.19%; expected volatility of 20.0%; risk-free interest rate of 4.11%; and an expected life of 6.5 years.

During the three months ended March 31, 2005, the Company recognized $0.2 million in expense related to SARs.

Restricted Stock Units

RSUs represent the right to receive shares of common stock in the future, subject to the satisfaction of vesting requirements. Until the RSUs are settled on each applicable vesting date and stock is delivered, the grantee does not own actual shares of stock and, therefore, does not have voting rights or receive dividends. RSUs granted in 2004 included tandem dividend equivalent rights, according to which the dollar amount of any dividends paid on the Company’s common stock is converted to additional RSUs based on the stock price at the dividend payment date and credited to the account of the grantee. Such additional RSUs are subject to the same forfeiture and transfer restrictions and payment terms as apply to the RSUs with respect to which they relate. RSUs granted to HomeBanc associates in 2005 also include dividend equivalent rights paid in the form of cash as opposed to additional RSUs. Dividend equivalent rights associated with RSUs granted to non-employee members of the board of directors during 2005 will continue to be paid in the form of additional RSUs.

The total amount expensed for RSUs during the first quarter of 2005 was $0.4 million.

Note 7. Income Taxes

Applicable income taxes for the three months ended March 31, 2005 were a net benefit of $3.5 million, compared to a net benefit of $6.8 million for the three months ended March 31, 2004. At March 31, 2005, the Company had a net deferred tax asset of $15.5 million, compared to a net deferred tax asset of $12.0 million at December 31, 2004. The results for the three months ended March 31, 2005 include a gross benefit of $8.0 million and a valuation allowance of $4.5 million, which is further discussed below. The Company did not have a valuation allowance for any period prior to March 31, 2005.

As a result of HomeBanc Corp.’s election to be taxed as a REIT, it does not pay any taxes as long as it continues to meet the criteria to be a REIT. The Company’s primary operating subsidiary, HBMC, as a separate income tax filer and a taxable REIT subsidiary of HomeBanc Corp., must record tax expense or benefit based on its stand-alone earnings or losses. From time to time, HBMC sells and transfers mortgage loans to HomeBanc. For GAAP purposes, no gain on sale is recognized on mortgage loans sold and transferred to HomeBanc’s investment portfolio. However, for tax purposes, mortgage loans sold and transferred to HomeBanc are transferred at their fair values resulting in a taxable gain on sale at HBMC.

In accordance with GAAP, management must make an assessment, at the end of each reporting period, of the likelihood that the recorded net deferred tax asset will be realized. The net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the net deferred tax asset will not be realized within a relatively short period, generally no more than three years. The available evidence includes consideration of:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback year(s) if carryback is permitted under the tax law; and

•	Tax planning strategies that would, if necessary, be implemented to utilize the NOLs.

The Company’s net deferred tax asset at March 31, 2005 includes an asset of $28.8 million arising from net operating losses of HBMC. These net operating losses will expire in 20 years for tax return purposes, currently ranging from 2024 – 2025. After consideration of management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income, management has concluded that $4.5 million of the net deferred tax asset at March 31, 2005 is unlikely to be realized within a three-year period. Accordingly, the net deferred tax asset at March 31, 2005 includes a valuation allowance of $4.5 million.

Note 8. Commitments and Contingencies

The Company maintains a reserve for contingencies arising in connection with loan sales to third parties. The reserve for contingency losses anticipated in association with investor repurchase and indemnification requests was $3.1 million and $3.2 million as of March 31, 2005 and December 31, 2004, respectively. Total reserves, including valuation allowances, if any, related to individual mortgage loans held for sale, were $4.7 million and $4.5 million at March 31, 2005 and December 31, 2004, respectively.

The nature of the Company’s business requires compliance with various state and federal lending laws and exposes the Company to a variety of legal proceedings and matters in the ordinary course of business, primarily related to its loan servicing activities, foreclosures, real estate settlements, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company also is subject to legal proceedings from time to time, which generally have related to employee and employment issues. The Company presently believes that all of the proceedings to which it is presently subject, taken as a whole, will not have a material adverse impact on its financial condition or results of operations.

Note 9. Derivative Financial Instruments

During the first quarter of 2005, the Company de-designated certain interest rate swaps representing $675.0 million in notional value previously designated in cash flow hedging relationships of forecasted interest payments on collateralized debt obligations. These swaps were subsequently re-designated in new cash flow hedging relationships of anticipated interest payments on collateralized debt obligations. In accordance with the requirements of SFAS No. 133, the associated market value recorded in accumulated other comprehensive income of $2.5 million will be reclassified into earnings when the forecasted interest payments impact earnings.

A summary of the Company’s position with respect to its derivative financial instruments by hedging category and designated hedged item, where appropriate, follows:

	March 31, 2005			December 31, 2004
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges
Interest rate swaps (debt)	$1,525,000	$16,432	$(453)	$750,000	$436	$(1,536)
Interest rate basis swaps (debt/loans)	400,000	285	(17)	400,000	92	(15)
Interest rate caps (debt)	1,070,616	11,375	—	368,562	3,964	—
Other Derivative Instruments
Interest rate lock commitments	125,600	—	(129)	66,341	95	—
Forward contracts	277,533	1,115	(226)	138,922	—	(296)
Options on treasuries	7,000	30	—	—	—	—
Interest rate swaps	—	—	—	25,000	32	—

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

Historically, HBMC sold substantially all of the mortgage loans that it originates to third parties in whole loan and securitized form and financed its operations through warehouse and repurchase lines of credit. In addition, HBMC historically did not service any loans, other than construction-to-permanent loans during the construction phase.

In July 2004, we completed our initial public offering and related reorganization, which resulted in our ownership of 100% of the outstanding stock of HBMC. We elected to be taxed as a REIT for the year ended December 31, 2004, and HBMC is one of our taxable REIT subsidiaries. Our revenues and results of operations for periods after July 19, 2004, including the year ended December 31, 2004, reflect the changes in strategy implemented by us in anticipation of our initial public offering and the reorganization, which are further described below.

Adjustable-Rate Mortgage Loan Retention Strategy. In February 2004, we began to hold for investment a majority of the prime adjustable-rate mortgage loans we originate, while continuing to sell a majority of our fixed-rate mortgages loan originations. As a result, our revenues and losses for the quarter ended March 31, 2005 reflect changes in the business strategy during which we, through our affiliates, continued to retain and aggregate a significant amount of our total loan origination volume, rather than selling those loans to generate gains on sale.

We presently expect to continue selling the majority of the fixed-rate mortgage loans that we originate. We believe that, due to the complexity of some interest-only, adjustable-rate mortgage products, the secondary whole loan mortgage market does not always accurately reflect their true economic value. The majority of mortgage loans retained by us in the first quarter of 2005 were, and in our future operations will continue to be, adjustable-rate mortgage loans with rates based on the London Interbank Offered Rate or “LIBOR.”

As a result of the initiation of our loan retention strategy, we anticipate that our historical financial results, including those periods presented herein, will not be entirely indicative of our future financial performance for any corresponding periods. Following our change in business strategy, our income from gain on sales declined predominantly as a result of holding mortgage loans for investment. During the first six months of 2004, we used short-term warehouse and repurchase agreement facilities to fund our long-term holdings. We began in the third quarter to securitize adjustable-rate mortgage loans held for investment by offering long-term adjustable-rate debt, which we expect will be lower in cost than our warehouse and repurchase facilities. We expect to incur greater interest expense to carry loans in our portfolio and to generate higher interest and fee revenues from these retained loans.

Securitization Strategy. We finance the mortgage loans retained by us through debt and equity offerings, primarily securitization transactions treated as debt for financial reporting and tax purposes, which provide substantially matched-funded, long-term financing with lower interest rates than short-term debt facilities. During the first quarter of 2005, we continued to execute our securitization strategy by completing two additional securitization transactions. On February 23, 2005, we completed our third loan securitization, through an offering by HomeBanc Mortgage Trust 2005-1, of approximately $1.1 billion of notes backed by adjustable-rate, residential first mortgage loans. On March 31, 2005, we completed our fourth loan securitization, through an offering by HomeBanc Mortgage Trust 2005-2, of approximately $170.9 million of notes backed by adjustable-rate, residential second-lien mortgage loans. See “Liquidity and Capital Resources- Loan Securitizations,” for further discussion.

Servicing Strategy. We service the mortgage loans that we originate and hold for investment. While we are an experienced mortgage loan originator, we historically have only serviced, for brief periods of generally not more than three months, the mortgage loans we originated. Prior to December 2003, we routinely transferred the servicing responsibilities on mortgage loans that we originated, other than construction-to-permanent loans during the construction phase, to third-party servicers shortly after our origination of the loans. Beginning in December 2003, we retained the servicing responsibilities for those loans that we found economically attractive to service, namely a portion of the nonconforming mortgage loans and a limited number of Fannie Mae mortgage loans, and continued to service the construction-to-permanent loans during the construction phase of these mortgage loans. In addition, HBMC generally has serviced loans that are the subject of securitization transactions for up to 30 days after the loans are securitized. In 2004, we began to service, and in the future will continue to service, the loans we hold for investment. Although we do not presently intend to actively invest in loans or mortgage-backed securities collateralized by assets that we do not originate, we may do so from time to time in the future.

The form of our reorganization results in accounting treatment similar to a pooling of interests, and the condensed consolidated financial statements of HomeBanc Corp. include the results of HomeBanc Corp.’s predecessor companies prior to HomeBanc Corp.’s initial public offering on July 19, 2004.

Industry Outlook

According to the Mortgage Bankers Association (“MBA”) projections as of April 14, 2005, total mortgage originations are expected to decline by 6% during 2005 compared with 2004. The MBA projects that this decline will largely be driven by a decrease in refinance mortgage originations. This suggests that the competition for purchase money mortgage originations will continue to intensify, which is what we observed during the three months ended March 31, 2005. We will continue to operate in select markets within the states of Georgia, Florida and North Carolina. Our focus remains on utilizing traditional retail mortgage loan origination channels and developing and expanding our strategic marketing alliances with residential realtors and homebuilders.

Critical Accounting Policies

There have been no material changes in the critical accounting policies disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Financial Condition Discussion

Balance Sheet Component	Balance at December 31, 2004	Balance at March 31, 2005	$ Change	% Change
	(Dollars in thousands)
Cash	$12,232	$28,345	$16,113	131.7%
Mortgage loans held for sale	252,378	273,434	21,056	8.3
Mortgage loans held for investment	2,937,156	3,655,922	718,766	24.5
Mortgage servicing rights, net	5,097	5,517	420	8.2
Accounts receivable	34,972	66,576	31,604	90.4
Other assets	22,697	47,232	24,535	108.1
Other liabilities	49,981	37,531	(12,450)	(24.9)
Warehouse lines of credit	333,783	242,087	(91,696)	(27.5)
Aggregation credit facilities	869,429	479,839	(389,590)	(44.8)
Collateralized debt obligations	1,785,900	2,959,594	1,173,694	65.7
Shareholder’s equity	251,013	356,672	105,659	42.1

The following discussion should be read in conjunction with the table above:

Cash

Cash increased from December 31, 2004 to March 31, 2005 because the increase in our borrowings and the net proceeds received from our second equity offering exceeded the cash requirements for growth in mortgage loans held for investment and our operating activities. Details regarding changes in cash balances are provided in HomeBanc Corp.’s condensed consolidated statement of cash flows.

Mortgage Loans Held for Sale, Net

Mortgage loans that we have originated, but do not intend to hold for the foreseeable future, are classified as “mortgage loans held for sale.” Mortgage loans held for sale represent mortgage loans originated and held pending sale to permanent investors and are carried at the lower of cost or fair value on an aggregate basis. Fluctuations in mortgage loans held for sale are dependent upon loan production seasonality, cyclical trends and our investors’ ability to purchase mortgage loans on a timely basis.

Mortgage Loans Held for Investment

Mortgage loans originated by HBMC and transferred to HomeBanc Corp. are classified as “mortgage loans held for investment.” Mortgage loans held for investment represent mortgage loans that we intend to hold for the foreseeable future and are carried at cost, less an allowance for loan losses reflecting losses inherent in the portfolio. The substantial majority of the mortgage loans held for investment balance represents either loans serving as collateral for collateralized debt obligations resulting from securitization transactions accounted for as securitized borrowings, or loans being aggregated for future securitization transactions. Fluctuations in mortgage loans held for investment are dependent upon loan production seasonality and our ability to transfer loans and securitize mortgage loans at HomeBanc Corp. Mortgage loans held for investment exhibited continued growth from December 31, 2004 to March 31, 2005 as we continued to execute our business strategy of retaining for investment a majority of the adjustable-rate loans that we originate.

Mortgage Servicing Rights, Net

The increase in the balance of mortgage servicing rights was due to the fact that the capitalization of mortgage servicing rights related to loans sold on a servicing-retained basis during the first quarter of 2005 of $1.2 million exceeded the related amortization expense of $0.6 million and a valuation allowance for impairment of $0.2 million, which resulted primarily from the rising interest rate environment that caused an increase in both current and anticipated prepayment speeds.

Accounts Receivable

Accounts receivable represents amounts due from the custodians of the trust entities organized to facilitate securitization activity. The increased balance was the result of the two securitizations completed during the first quarter of 2005 as well as an increase in the level of borrower payoff activity leading up to March 31, 2005.

Other Assets

The increase was primarily the result of a $24.7 million increase in the value of derivative financial instruments designated in cash flow hedging relationships, including $5.1 million in premiums paid during the first quarter of 2005, in addition to $3.6 million in deferred financing fees incurred in connection with the two securitization transactions completed during the first quarter of 2005, offset by other less significant changes.

Other Liabilities

The decrease from year-end was due primarily to the payment to shareholders during the first quarter of 2005 of $7.7 million in accrued dividends declared and recorded prior to year-end and $3.7 million in cash payments made to associates for bonus accruals also recorded prior to December 31, 2004.

Borrowings

Warehouse lines of credit are used to finance mortgage loans held for sale and, therefore, increase or decrease based upon loan production seasonality, cyclical trends and our investors’ ability to purchase mortgage loans on a timely basis. The total borrowings balance has continued to grow as a result of financing requirements associated with the adjustable-rate mortgage loan retention strategy. We use aggregation credit facilities to finance our mortgage loans held for investment until such time as we are able to securitize these loans. The aggregation credit facilities decreased and collateralized debt obligations increased from December 31, 2004 to March 31, 2005 as a result of the two securitizations, representing $1.3 billion in new borrowings, during the first quarter of 2005. The securitization transactions were accounted for as secured borrowings with debt instruments issued to third party investors.

Shareholders’ Equity

We completed our second public equity offering during the first quarter of 2005 of 10,925,000 shares of HomeBanc common stock. The net proceeds received by us increased equity by $93.0 million. The net loss recognized during the three-month period ended March 31, 2005 of $7.6 million served to decrease equity, offset by a $19.6 million increase in accumulated other comprehensive income resulting from an increase in the fair value of derivative financial instruments designated in cash flow hedging relationships and a $0.6 million increase resulting from stock-based compensation.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto. Results for the periods presented may not be completely comparable or indicative of future results due to factors including our reorganization on July 12, 2004 and the recapitalization of our business effective upon the completion of our initial public offering on July 19, 2004.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Overview

When compared with the first quarter of 2004, our results of operations for the three months ended March 31, 2005 were significantly affected by (1) our decision to change our business model from one of selling substantially all of the mortgage loans that we originate to one of retaining for investment a majority of the adjustable-rate mortgage loans that we originate; (2) our reorganization and conversion to a REIT; and (3) the two public offerings of our common stock.

Industry data obtained from the MBA as of April 14, 2005 estimates a drop of 5% in total mortgage originations in the first quarter 2005 when compared to the same period in 2004. Our total loan volume in the first quarter of 2005, when compared to the same period in 2004, increased 10%, which compares favorably to the MBA data cited above. We originated $1.39 billion of total mortgage loans in the first quarter of 2005, including approximately $1.04 billion in purchase money mortgage loan originations and $0.35 billion in refinancing originations, compared to $1.25 billion of total mortgage loans, including $0.93 billion and $0.32 billion, respectively, of purchase money and refinancing originations in the first quarter of 2004. Purchase money mortgage loan originations, which represented 75% of our total originations for the first quarter of 2005, increased 11% compared to the same period in 2004. Refinancing originations, which represented 25% of our total originations during the first quarter of 2005, have increased 8% when compared to the same period in 2004. We originated approximately $1.09 billion of adjustable-rate mortgage loans and $0.30 billion of fixed-rate mortgage loans during the first quarter of 2005, compared to $0.96 billion and $0.29 billion, respectively, of such loans in the first quarter of 2004. In the first quarter of 2005, 78% of our total mortgage loan originations were adjustable-rate loans, compared to 76% during the first quarter of 2004. The increase in our loan originations in the face of an overall decrease in the market was largely the result of continued success in developing our strategic marketing alliances and maintaining our focus on the purchase money mortgage market which historically exhibits more stability than the refinance market. Similarly, loan application volume of $1.95 billion during the first quarter of 2005 exceeded the first quarter of 2004 by approximately $0.20 billion.

Net Loss

For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2005	$ Change	% Change
	(Dollars in thousands)
$(9,100)	$(7,558)	$1,542	16.9%

The decreasing net loss was generated by an increase in net interest income resulting from growth in the held for investment loan portfolio in addition to a decrease in facility costs as a result of a one-time, non-cash charge incurred in relocating the corporate headquarters during 2004. The impact of these factors was somewhat diminished by increasing compensation costs and strategic marketing alliance expenditures along with a decreasing gain on sale of mortgage loans.

For GAAP purposes, no gain on sale is recognized on loans transferred to the REIT investment portfolio. However, for tax purposes, loans sold to the REIT investment portfolio are transferred at fair value resulting in a taxable gain on sale at HBMC, a taxable REIT subsidiary or “TRS”. As a REIT, HomeBanc Corp. is not consolidated with its taxable REIT subsidiaries for federal income tax purposes, and, generally, HomeBanc Corp. separately pays no federal income tax.

The following is the reconciliation of REIT taxable income to consolidated GAAP net loss for the three months ended March 31, 2005 (dollars in thousands):

REIT taxable income (1)	$10,687
Taxable loss of taxable REIT subsidiaries	(17,372)
GAAP eliminations (2)	(4,381)
Income tax benefit	3,508

Consolidated GAAP net loss (after-tax)	$(7,558)

(1)	We define REIT taxable income to be REIT taxable income calculated under the Internal Revenue Code of 1986, as amended (the “Code”) for purposes of the REIT distribution requirement. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from TRSs (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by TRSs), plus 90% of net after-tax income from foreclosure property. REIT taxable income is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that REIT taxable income is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net income (loss). REIT taxable income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc Corp. uses REIT taxable income as the basis for establishing the amount of dividends payable to holders of its common stock.
(2)	Consists primarily of intercompany gains on sale of loans from taxable REIT subsidiaries to HomeBanc Corp. excluded from income under Statement of Financial Accounting Standards (“SFAS”) No. 65, as amended.

Revenues

Revenue Components	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2005	$ Change	% Change
	(Dollars in thousands)
Net gain on sale of mortgage loans	$11,460	$8,583	$(2,877)	(25.1)%
Net interest income	859	11,635	10,776	1254.5
Provision for loan losses	(208)	(528)	(320)	(153.8)
Other revenue	475	1,064	589	124.0

Total revenues	$12,586	$20,754	$8,168	64.9

The overall increase in revenues during the first quarter of 2005 compared with the first quarter of 2004 was directly attributable to substantial growth in net interest income resulting from the accumulation of mortgage loans held for investment in accordance with the adjustable-rate mortgage loan retention strategy implemented during the first quarter of 2004. Net interest income will continue to increase in the future as the Company experiences growth in mortgage loans held for investment. A significant increase in net interest income was slightly offset by a decrease in net gain on sale of mortgage loans.

Net Gain on Sale of Mortgage Loans

The decrease in gain on sale of mortgage loans was the direct result of a decrease in sales volume from $727.0 million during the first quarter of 2004 to $481.7 million during the first quarter of 2005. We implemented our adjustable-rate mortgage loan retention strategy during February 2004. As a result, gains were recognized during the first quarter of 2004 on the sale of certain loans taking place during the month of January that would have been retained as held for investment had the strategy been implemented at the inception of 2004. Gain on sale is presented net of the provision for contingent loss reserves of $0.7 million and $0.4 million for the first quarter of 2005 and 2004, respectively.

Net Interest Income

Net interest income for the three months ended March 31, 2005 increased substantially from the first quarter of 2004 due to growth in the loan portfolio as a direct result of the adjustable-rate mortgage loan retention strategy initiated during 2004. The following tables summarize the changes in our net interest income, prior to provision for loan losses, for the three months ended March 31, 2005 and 2004 (dollars in thousands):

Yields Earned on Mortgages Loans and Rates on Borrowings to Finance Mortgage Loans

	Three Months Ended March 31, 2005
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage loans	$3,557,342	$42,051	1.18%	4.73%
Borrowings to finance mortgage loans	3,408,495	(28,518)	(0.84)%	(3.35)%
Impact of derivative financial instruments		(1,898)	(0.06)%	(0.22)%

Net interest margin		$11,635	0.33%	1.31%

Net interest income as a % of interest income			27.7%

	Three Months Ended March 31, 2004
	Average Balance	Revenue/ Expense	Rate/ Yield	Estimated Annualized Rate/Yield
Mortgage loans	$498,331	$4,925	0.99%	3.95%
Borrowings to finance mortgage loans	487,386	(4,066)	(0.83)%	(3.34)%

Net interest margin		$859	0.17%	0.69%

Net interest income as a % of interest income			17.4%

As discussed above, as a result of the change in the Company’s business strategy, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. For the three months ended March 31, 2005, REIT taxable net interest income was $13.6 million. The following table provides a reconciliation of REIT taxable net interest income to consolidated GAAP net interest income (dollars in thousands):

Loans held for investment net interest income	$11,654
Intercompany interest between REIT and TRS	1,954

REIT taxable net interest income (1)	13,608
Intercompany interest between REIT and TRS	(1,954)
Loans held for sale net interest income	(19)

Consolidated GAAP net interest income	$11,635

(1)	REIT taxable net interest income is a non-GAAP financial measure. Management believes that REIT taxable net interest income is an additional meaningful measure to evaluate the Company’s operating performance. The most comparable GAAP measure is net interest income. REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. REIT taxable net interest income represents the largest revenue component to REIT taxable income, which HomeBanc Corp. uses as the basis for establishing the amount of dividends payable to holders of its common stock.

Provision for Loan Losses

The provision for loan losses has grown as the underlying portfolio of loans held for investment has grown. The Company only began retaining loans for investment during the first quarter of 2004 and, therefore, has not yet seen any significant charge-off activity or noticeable deterioration in credit quality. Loans 90 days past due increased only slightly during the first quarter of 2005 from $3.9 million at December 31, 2004 to $4.0 million at March 31, 2005. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses as necessary to maintain the adequacy of the allowance for loan losses.

Expenses

Expense Components	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2005	$ Change	% Change
	(Dollars in thousands)
Salaries and associate benefits, net	$10,116	$15,055	$4,939	48.8%
Marketing and promotions	4,944	6,354	1,410	28.5
Occupancy and equipment expense	8,910	3,805	(5,105)	(57.3)
Depreciation and amortization	1,266	1,873	607	47.9
Interest expense, other	378	—	(378)	NA
Minority interest	24	25	1	4.2
Other operating expense	2,879	4,708	1,829	63.5

Total expenses	$28,517	$31,820	$3,303	11.6

The growth in expenses was due to increases in salaries and associate benefits, marketing and promotions and other operating expense. The impact of these increases was somewhat mitigated by a decrease in occupancy and equipment expense. See descriptions below for further explanations regarding these fluctuations.

Salaries and Associate Benefits, Net

Total associates increased from 1,221, including 471 commissioned sales associates, at March 31, 2004 to 1,296, including 468 commissioned sales associates, at March 31, 2005 resulting in a $1.8 million increase in salaries as additional associates were needed to support our continued growth and meet the requirements of becoming a public company. Expenses of $0.6 million relating to stock-based compensation, including stock appreciation rights and restricted stock units, were recorded in the three-month period ended March 31, 2005. Commissions and bonus expense also increased by $0.8 million and $1.2 million, respectively, as a result of the 10% increase in loan origination volume and enhancements made to the commission structure as well as rewards extended to associates for meeting certain corporate objectives.

Marketing and Promotions

The increase in marketing and promotions expense was the result of the continued expansion of our strategic marketing alliances with realtors and homebuilders. Our contractual marketing payments to the realtors and builders with whom we have strategic marketing alliances increased to $4.4 million for the three-month period ended March 31, 2005 from $3.3 million during the same period in 2004. Although these alliances require equal payment amounts over a period of time up to three years, we expect that a significant portion of the benefits, in the form of higher mortgage loan origination volume, will occur during the latter part of the alliance arrangements. These strategic marketing alliances accounted for 38.6% and 28.9% of purchase and total mortgage loan production volume, respectively, for the three months ended March 31, 2005, compared with 31.7% and 23.5%, respectively, during the three months ended March 31, 2004. Loan application volume also increased from $1.75 billion during the three months ended March 31, 2004 to $1.95 billion during the three months ended March 31, 2005.

Occupancy and Equipment Expense

The decrease in occupancy expenses was due to recognition during the first quarter of 2004 of a one-time, non-cash charge of approximately $5.5 million related to termination costs associated with a formerly leased facility abandoned upon relocation of our corporate headquarters to a new leased facility.

Other Operating Expense

The increase in other operating expenses was the result of a $0.5 million increase in software licensing and maintenance fees associated with certain initiatives along with an increase in audit, tax and consulting fees of $0.9 million as a result of becoming a public company and other less significant changes in other operating expense items.

Income Taxes

Income tax benefit for the three months ended March 31, 2005 was $3.5 million, compared to an income tax benefit of $6.8 million for the same period in the prior year, reflecting effective tax rates of (31.7)% and (42.9)%, respectively. The change in the effective rate is due to the following:

•	A change in the mix of taxable income as a result of HomeBanc Corp.’s election to be taxed as a REIT for the taxable year ended December 31, 2004. REIT taxable income was $10.7 million in the first quarter of 2005. There was no corresponding amount for the first quarter of 2004;

•	A valuation allowance in the first quarter of 2005 of $4.5 million. There was no corresponding amount for the first quarter of 2004; and

•	Taxable income realized by HBMC during the first quarter of 2005, which includes gain on sale of loans sold by HBMC to HomeBanc Corp.

As long as it maintains its qualification as a REIT, HomeBanc Corp. generally will not be subject to federal income tax on REIT taxable income that it distributes to its shareholders. HBMC, as a separate income tax filer and a TRS of HomeBanc Corp., must record tax expense or benefit based on its stand-alone earnings or losses. As noted above, from time to time, HBMC sells and transfers mortgage loans to the portfolio of loans held by HomeBanc Corp. for investment. For purposes of GAAP, no gain on sale is recognized on mortgage loans sold and transferred by HBMC to HomeBanc Corp.’s investment portfolio. However, for tax purposes, mortgage loans sold and transferred to HomeBanc Corp.’s portfolio are transferred at fair value resulting in HBMC realizing a taxable gain on sale.

Effects of Inflation

There have been no material changes from the effects of inflation disclosures contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Cyclicality and Seasonality

The mortgage banking industry is cyclical and seasonal. Mortgage loan production generally is greatest when interest rates are low, and declines as rates increase. Seasonal trends in purchase mortgage originations reflect the pattern of home sales in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. The effect of this seasonality is muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing mortgage rates and is less in the Southeast due to more temperate winter weather than in other parts of the country. In addition, mortgage delinquency rates typically rise temporarily in the winter months driven by mortgagor payment patterns. Our purchase mortgage loan origination volumes and revenues typically are lowest in the first and fourth calendar quarters, and highest in the second and third calendar quarters.

Contractual Obligations and Off Balance Sheet Arrangements

Interest rate lock commitments (“IRLCs”) are agreements to lend at specified interest rates. Since many commitments to extend credit may expire without being drawn upon, total commitment amounts do not necessarily represent future cash flow requirements. The Company had $125.6 million of outstanding IRLCs at March 31, 2005.

We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of March 31, 2005 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter
Financing arrangements (1)	$721,926	$721,926	$—	$—	$—
Operating leases (2)	72,711	7,698	21,478	17,907	25,628
Employment agreements	5,020	1,520	2,025	1,475	—
Contractual marketing (3)	30,058	12,424	14,588	3,046	—

Total	$829,715	$743,568	$38,091	$22,428	$25,628

(1)	Excluded from financing arrangements are $3.0 billion in collateralized debt obligations issued in association with our securitization transactions. These securitizations are accounted for as secured borrowings with debt issuance directly financing loans held for investment. The financing will be paid down as cash is received from borrowers, in the form of both scheduled payments and prepayments, on the underlying loan balances.
(2)	Included in operating leases are leases for corporate office facilities and branches. We entered into a lease of a new corporate facility at 2002 Summit Boulevard, Atlanta, Georgia in December 2003 to consolidate our Atlanta operations. Additionally, we are still liable for vacated office facilities located at 5775 Glenridge Drive, Atlanta, Georgia until March 2007. The annual rent for our former facility is currently $1.5 million. The landlord of our new corporate facility is contractually obligated to reimburse us for the amount of rent we are obligated to pay for the vacated facility, which facility is currently being marketed for sublease.
(3)	Contractual marketing obligations represent costs associated with our strategic marketing alliances.

Liquidity and Capital Resources

Similar to many mortgage REITs, following our reorganization and our election to be taxed as a REIT, we have increased and expect to continue to increase our returns by leveraging our equity through borrowings, including securitizations treated as debt for financial reporting and federal income tax purposes. We presently expect to seek a leverage ratio of 16 to 18 times the amount of our equity, although such levels will not be reached in the immediate term. We seek to match the maturities of our long-term borrowings to the maturities of our loans held for investment to reduce refinance risk and lessen the potential effects of changes in interest rates. The following discussion summarizes the financing methods that we use to take advantage of financing alternatives available to us.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay interest on and repay the principal amounts of our borrowings, fund and maintain investments, make distributions to our shareholders and pay our general business expenses. We presently believe our current cash balances, funds available under our financing arrangements (as described below) and cash flows from operations, including proceeds from sales of fixed-rate and adjustable-rate mortgage loans, will be sufficient for our liquidity requirements for the next 12 months. Our investments and assets also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings. Should our liquidity needs exceed these ongoing or immediate sources of liquidity, we believe that our mortgage loan portfolio could be sold to raise additional cash, subject to limitations on such sales needed to preserve our REIT status. We do, however, expect to continue the expansion that we have undertaken. From time to time, we may seek additional sources of capital through the issuance of debt or equity securities or by entering into new borrowing facilities. In the past, we have amended our credit facilities to permit additional leverage as we aggregated mortgage loans in anticipation of our initial public offering or securitization of mortgage loans. We currently have no commitments for any additional financings, and we cannot ensure that we will be able to access the capital markets or obtain any additional financing at the times required and on terms and conditions acceptable to us, if at all. If we fail to obtain needed additional financing, our growth would be slowed or suspended.

Warehouse Facilities

We use a credit facility with third parties referred to as the “warehouse line” or “warehouse facility.” Under the warehouse line, HBMC borrows funds to originate new mortgage loans, and in turn, pledges the mortgage loans to the warehouse lender as collateral. We maintain a syndicated warehouse facility led by JPMorgan Chase Bank, which at March 31, 2005 had $775.0 million committed and matures on June 7, 2005. As of March 31, 2005, the aggregate outstanding balance under the warehouse facility was $231.6 million, and the aggregate maximum amount available for additional borrowings was $543.4 million.

We were in compliance with all warehouse facility financial covenants as of March 31, 2005.

Master Repurchase Agreements

HBMC also uses repurchase agreements to finance a portion of the mortgage loans that it originates. Under these repurchase agreements, HBMC sells a mortgage loan to a counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor. HBMC presently maintains a $150.0 million uncommitted master repurchase agreement with Merrill Lynch Mortgage Capital Inc., which expires on February 24, 2006 upon being amended on February 25, 2005. As of March 31, 2005, the aggregate outstanding balance under the Merrill Lynch repurchase facility was $2.9 million, and the aggregate maximum amount available for additional advances was $147.1 million.

We were in compliance with all master repurchase agreement financial covenants as of March 31, 2005.

Fannie Mae As Soon As Pooled® Plus Program

In connection with the sale of conforming mortgage loans to Fannie Mae for cash or for their inclusion in a pool of mortgage-backed securities guaranteed by Fannie Mae, HBMC entered into an “As Soon As Pooled® Plus” agreement with Fannie Mae. The “As Soon As Pooled® Plus” agreement allows HBMC to receive cash from Fannie Mae in respect of the conforming mortgage loans up to 60 days in advance of the actual sale of these loans to Fannie Mae, allowing HBMC to pay down its borrowings under its warehouse facility. Much like HBMC’s repurchase facility, after a specified period of time, HBMC repurchases these mortgage loans from Fannie Mae for a premium, which equates to interest charged on the cash Fannie Mae advanced to HBMC. Unlike HBMC’s repurchase facility, HBMC does not then sell the loans to third-party investors, but instead sells them back to Fannie Mae immediately after they have been repurchased by HBMC. Before the conforming loans are sold for cash or pooled in mortgage-backed securities and, in the event of a decrease in the market value of the conforming loans, HBMC is subject to margin requirements which may require HBMC to transfer additional cash or mortgage loans to Fannie Mae in an amount equal to the amount of the decrease in market value.

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

Loan Aggregation Facilities

HomeBanc Funding Corp. and Abetterwayhome Finance, LLC maintain a $500 million uncommitted master repurchase agreement with JPMorgan Chase Bank. As of March 31, 2005, the outstanding balance on this facility amounted to $358.2 million.

HomeBanc Funding Corp. II and Abetterwayhome Finance, LLC II maintain a similar $300 million uncommitted master repurchase agreement with Bear Stearns Mortgage Capital Corporation. As of March 31, 2005, the outstanding balance on this facility amounted to $121.6 million.

These facilities are used to purchase adjustable-rate mortgage loans from HBMC and to aggregate mortgage loans to be held for investment.

The Bear Stearns master repurchase agreement was amended on January 24, 2005, effective as of December 31, 2004, since we would not have met the GAAP net income covenant applicable at that date. The amendment requires us to have a consolidated GAAP net loss of no greater than $15 million for the quarter ending March 31, 2005, a consolidated GAAP net loss of no greater than $10 million for the quarter ending June 30, 2005, a consolidated GAAP net loss of no greater than $5 million for the quarter ending September 30, 2005, consolidated GAAP net income of no less than $1.00 for the quarter ending December 31, 2005 and consolidated GAAP net income of at least $2.00 for every two consecutive quarters thereafter.

We have expanded from time to time, and may continue to expand from time to time, our loan aggregation facilities on a temporary basis to facilitate securitizations and other financings. JPMorgan Chase Bank temporarily expanded its aggregation facility from $500 million to $600 million and extended the holding period for loans subject to such facility from 120 days to 180 days until the earlier of March 1, 2005 or the closing of our third securitized debt offering, which closed on February 23, 2005 at which time the terms of the facility reverted to the former limits.

We were in compliance with all aggregation facility financial covenants as of March 31, 2005.

Loan Securitizations

We use mortgage loan securitizations structured as debt for federal income tax and financial reporting purposes as a long-term primary means of financing and leveraging our equity. Our loan securitizations may be rated debt securities, or bonds, secured by a pool of mortgage loan assets sold to HMB Acceptance Corp., a bankruptcy-remote vehicle wholly-owned by us, which then acts as depositor into the securitizations. Securitization transactions are structured by determining cash flows from like-kind mortgage loan collateral and segmenting the cash flows into maturity or credit rated classes. The principal securities rating agencies, such as Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and/or Fitch, Inc. (“Fitch”) provide ratings on classes of these securitizations based on a variety of factors. The securities issued under securitization facilities provide liquidity because they can be bought or sold quickly and cheaply, versus sales of entire loan portfolios.

We intend to continue to use our wholly-owned, bankruptcy-remote, single-purpose vehicles, HomeBanc Funding Corp. and HomeBanc Funding Corp. II, to aggregate mortgage loans pending securitization and for HMB Acceptance Corp. to act as depositor into the securitizations of our mortgage loans. We expect that HMB Acceptance Corp. will, at times, own the subordinated and equity tranches of, and receive the net interest on, our securitizations. We intend to form additional wholly-owned, bankruptcy-remote entities to aggregate and finance mortgage loans to take advantage of other financing opportunities that we may find attractive.

We seek to securitize our loans in economic volumes in an effort to realize efficiencies of scale and better execution. We presently expect that we will complete securitizations periodically depending on production volumes and execution costs. However, at times where we need more liquidity, we may securitize a smaller number of loans and lose some or all of the advantages of larger loan securitizations.

On February 23, 2005, we completed our third loan securitization, through an offering by HomeBanc Mortgage Trust 2005-1 (the “2005-1 Trust”), of approximately $1.1 billion of notes (the “2005-1 Notes”) backed by adjustable-rate, residential first mortgage loans. The approximate amount of each class of the 2005-1 Notes sold to the public, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s / S&P
A-1	$848,625,000	LIBOR plus 0.25%	Aaa /AAA
A-2	109,783,000	LIBOR plus 0.31%	Aaa / AAA
M-1	21,957,000	LIBOR plus 0.46%	Aa1 / AA+
M-2	30,190,000	LIBOR plus 0.49%	Aa2 / AA+
M-3	11,527,000	LIBOR plus 0.52%	Aa3 / AA
M-4	10,978,000	LIBOR plus 0.70%	A1 / AA-
M-5	24,701,000	LIBOR plus 0.75%	A2 / A
M-6	12,076,000	LIBOR plus 0.80%	A3 / A-
B-1	12,076,000	LIBOR plus 1.25%	Baa1 /BBB+
B-2	12,076,000	LIBOR plus 1.30%	Baa2 / BBB

HMB Acceptance Corp. retained approximately $3.8 million of certificates representing the equity interest in the 2005-1 Trust. The 2005-1 Trust includes $1.097 billion of adjustable-rate, residential first mortgage loans originated by HBMC. Approximately 81.1% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial fixed-rate period of six months or three, five or seven years, based on the six-month LIBOR rate plus margin.

On March 31, 2005, we completed our fourth loan securitization, through an offering by HomeBanc Mortgage Trust 2005-2 (the “2005-2 Trust”), of approximately $170.9 million of notes (the “2005-2 Notes”) backed by adjustable-rate, residential second-lien mortgage loans. The approximate amount of each class of the 2005-2 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and Fitch, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s / Fitch
A-1	$142,133,000	LIBOR plus 0.21%	Aaa / AAA
M-1	10,737,000	LIBOR plus 0.45%	Aa2 / AA+
M-2	3,080,000	LIBOR plus 0.49%	Aa3 / AA
M-3	5,633,000	LIBOR plus 0.68%	A2 / A+
M-4	2,464,000	LIBOR plus 0.72%	A3 / A
B-1	2,112,000	LIBOR plus 1.25%	Baa1 /A-
B-2	1,760,000	LIBOR plus 1.40%	Baa2 / BBB+
B-3	1,761,000	LIBOR plus 1.90%	Baa3 /BBB-
B-4	1,232,000	LIBOR plus 2.05%	Ba2 / BBB-

All classes of the 2005-2 Notes listed above were sold to the public except for the B-2, B-3 and B-4 classes, which were retained by the Company.

HMB Acceptance Corp. retained approximately $5.1 million of certificates representing the equity interest in the 2005-2 Trust. The 2005-2 Trust includes $176.0 million of adjustable-rate, residential second mortgage loans originated by HBMC.

We have accounted for all securitizations as debt financing in accordance with the provisions of SFAS No. 140. As of March 31, 2005, HMB Acceptance Corp. also had available $6.70 billion under an effective shelf registration statement available for future securitizations of mortgage loans.

Recent Accounting Developments

SFAS 123(R) required adoption for interim periods beginning after June 15, 2005. The Company previously planned to adopt this standard as of January 1, 2005; however, on April 14, 2005, the SEC approved Release No. 33-8568 (the “SEC release”) delaying the effective date of SFAS No. 123(R) making it effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the issuance of the SEC Release, the Company will adopt this standard on January 1, 2006 and is still in the process of quantifying the impact that implementation will have upon the Company’s financial condition, results of operations and cash flows.

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

Interest Rate Risk

Our mortgage loans held for investment also will be subject to “spread risk.” We presently expect that the majority of these loans will be adjustable-rate loans valued based on a market credit spread to a benchmark yield such as U.S. Treasury security and LIBOR yields. In other words, their value is dependent upon the yield demanded on such securities by the market based on their credit relative to the benchmark yield. Excessive supply of such loans combined with reduced investor demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark yield to value such loans. Under such conditions, the value of our portfolio of mortgage loans held for investment would tend to decline. Conversely, if the spread used to value such loans were to decrease or tighten, the value of our loan portfolio would tend to increase. Such changes in the market value of our loan portfolio may directly affect our net equity, net income or cash flow or have an indirect effect through their impact on our ability to borrow and access capital.

Our loans held for investment as of March 31, 2005 were primarily comprised of mortgage loans that have interest rates that change at one-month or six-month intervals based on changes in LIBOR. In addition, a portion of the loans that are held for investment are hybrid adjustable-rate loans, which carry an initial fixed coupon rate for the first three, five or seven years, with interest rates that reset each six months thereafter based on the six-month LIBOR rate plus a margin. These mortgage loans also have lifetime caps (maximum allowed interest rates).

The table below shows the change in net interest income we estimate would occur from 50 and 100 basis point increases and decreases in interest rates based upon current funding and derivative financial instrument positions. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis

on Mortgage Loans Held for Investment

Interest Rate Change from March 31, 2005	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	$(2,242)	(4.7)%
+50	(1,121)	(2.4)
-50	1,121	2.4
-100	2,242	4.7

Our mortgage loans held for sale as of March 31, 2005 were comprised of adjustable- and fixed-rate mortgage loans. The interest rates on adjustable-rate mortgage loans reset at various intervals and are generally subject to lifetime caps while the rates on fixed-rate loans do not change. We also originate hybrid loans with both fixed and variable pricing components. We presently do not believe that we have significant interest rate risk on our loans held for sale under most of the interest rate scenarios we believe likely to occur. However, should interest rates move significantly before we sell the loans, we would be more significantly affected by the change in interest rates.

The following table shows our estimate of the effects of change in interest rates of 50 and 100 basis points, including both an increase and decrease for 30 days:

Instantaneous Interest Rate Change Analysis

on Mortgage Loans Held for Sale

Interest Rate Change from March 31, 2005	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	$(125)	(14.1)%
+50	(62)	(7.1)
-50	62	7.1
-100	125	14.1

Changes in market interest rates affect our estimates of the fair value of our mortgage loans held for sale, rate lock commitments and the fair value of our derivatives which relate to these instruments, including forward sales of mortgage-backed securities and Treasury notes.

The following table summarizes the sensitivity of the fair value of our mortgage loans held for sale and rate lock commitments and of the related derivatives to shifts in the treasury yield curve:

	+100 Basis Points	+50 Basis Points	-50 Basis Points	-100 Basis Points
	(Dollars in millions)
As of March 31, 2005
Change in fair value of mortgage loans held for sale and interest rate lock commitments	$(5.474)	$(2.641)	$2.323	$4.268
Change in fair value of derivative financial instruments related to loans held for sale and interest rate lock commitments	5.392	2.615	(2.351)	(4.422)

Net change	$(0.082)	$(0.026)	$(0.028)	$(0.154)

Part I. Item 4: Controls and Procedures

The management of HomeBanc is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information HomeBanc is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

HomeBanc’s management has evaluated, with the participation of HomeBanc’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2005, HomeBanc’s disclosure controls and procedures are effective in ensuring, to a reasonable assurance level, that all material information required to be disclosed and filed in this Report was recorded, summarized and reported within the time period required by the SEC’s rules and forms.

There was no change in HomeBanc’s internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, HomeBanc’s internal controls over financial reporting.

HomeBanc has hired, and will continue to hire finance, accounting, securitization and servicing personnel in an effort to continue to meet the requirements of being a public company and to keep these functions on pace with the growth in the Company’s operations. Similarly, HomeBanc assesses, and may change, its technology solutions from time to time to keep pace with growth in the Company’s operations.

Part II

Item 1: Legal Proceedings

None

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

None

(b)	Uses of Proceeds.

On February 3, 2005, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (Commission File No. 333-121900), relating to the second public offering of our common stock.

Pursuant to the Prospectus, dated February 3, 2005, contained in the Registration Statement, we issued and sold a total of 10,925,000 shares of our common stock (including 1,425,000 shares or our common stock sold pursuant to the underwriters’ overallotment option) to the public at a price of $9.10 per share. The aggregate offering price of the shares of our common stock that we sold in this offering, or the gross proceeds to us, was approximately $99.4 million. After deducting underwriting commissions of approximately $5.4 million and other estimated expenses of the offering of approximately $1.0 million, we received total net proceeds from the offering of approximately $93.0 million. The joint lead underwriters were J.P. Morgan Securities Inc. and Friedman, Billings & Ramsey & Co.

As of March 31, 2005, we had applied all of the net proceeds of the offering as follows:

•	Approximately $92.0 million to repay outstanding amounts owed under our syndicated warehouse facility led by JPMorgan Chase Bank;

•	Approximately $1.0 million for other general corporate purposes, including working capital and expansion of our business.

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

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of HomeBanc Corp. (incorporated by reference from Exhibit 3.1 to HomeBanc Corp.’s Registration Statement on Form S-11, dated July 13, 2004, File No. 333-113777 (the “Form S-11”)).

3.2	Amendment to the Articles of Incorporation of HomeBanc Corp. (incorporated by reference from Exhibit 3.3 to the Form S-11).

3.3	Bylaws of HomeBanc Corp. (incorporated by reference from Exhibit 3.2 to the Form S-11).

10.1	Amendment No. 4 to Master Repurchase Agreement, dated as of January 24, 2005, by and between Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II, and HomeBanc Funding Crop. II. (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated January 24, 2005 and filed January 25, 2005).

10.2	Amendment No. 2 to Limited Guaranty, dated as of January 24, 2005, by and between Bear Stearns Mortgage Capital Corporation and HomeBanc Corp. (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K dated January 24, 2005 and filed January 25, 2005).

10.3	Mortgage Loan Purchase Agreement, dated as of February 1, 2005, by and between HMB Acceptance Corp. and HomeBanc Corp. (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated February 23, 2005 and filed February 28, 2005).

10.4	Trust Agreement, dated as of February 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K dated February 23, 2005 and filed February 28, 2005).

10.5	Transfer and Servicing Agreement, dated as of February 1, 2005, by and among HomeBanc Mortgage Trust 2005-1, HMB Acceptance Corp., U.S. Bank National Association, Wells Fargo Bank, National Association and HomeBanc Corp. (incorporated by reference from Exhibit 10.3 to HomeBanc Corp.’s Current Report on Form 8-K dated February 23, 2005 and filed February 28, 2005).

10.6	Indenture, dated as of February 1, 2005, by and among HomeBanc Mortgage Trust 2005-1 and U.S. Bank National Association (incorporated by reference from Exhibit 10.4 to HomeBanc Corp.’s Current Report on Form 8-K dated February 23, 2005 and filed February 28, 2005).

10.7	Amendment No. 6 to Master Repurchase Agreement, dated as of February 25, 2005, among Merrill Lynch Mortgage Capital Inc., HomeBanc Mortgage Corporation and HomeBanc Corp. (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated February 25, 2005 and filed March 3, 2005).

10.8	Letter Agreement dated March 2, 2005 among HomeBanc Corp., HomeBanc Mortgage Corporation and JP Morgan Chase Bank (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K dated February 25, 2005 and filed March 3, 2005).

10.9	Second Amendment to Lease, dated as of March 30, 2005, by and between Perimeter Summit Parcel 2 Limited Partnership and HomeBanc Mortgage Corporation (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated March 30, 2005 and filed April 5, 2005).

10.10	Mortgage Loan Purchase Agreement, dated as of March 1, 2005, by and between HMB Acceptance Corp. and HomeBanc Corp. Corporation (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated March 31, 2005 and filed April 6, 2005).

10.11	Trust Agreement, dated as of March 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company, Wells Fargo Bank, N.A. and U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K dated March 31, 2005 and filed April 6, 2005).

10.12	Transfer and Servicing Agreement, dated as of March 1, 2005, by and among HomeBanc Mortgage Trust 2005-2, HMB Acceptance Corp., U.S. Bank National Association, Wells Fargo Bank, N.A. and HomeBanc Corp. (incorporated by reference from Exhibit 10.3 to HomeBanc Corp.’s Current Report on Form 8-K dated March 31, 2005 and filed April 6, 2005).

10.13	Indenture, dated as of March 1, 2005, by and among HomeBanc Mortgage Trust 2005-2, Wells Fargo Bank, N.A. and U.S. Bank National Association (incorporated by reference from Exhibit 10.4 to HomeBanc Corp.’s Current Report on Form 8-K dated March 31, 2005 and filed April 6, 2005).

*11	Statement Regarding Computation of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 5 to the condensed consolidated financial statements included in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2005.

HOMEBANC CORP.

May 16, 2005	By:	/s/ PATRICK S. FLOOD
Patrick S. Flood
Chairman and Chief Executive Officer

May 16, 2005	By:	/s/ KEVIN D. RACE
Kevin D. Race
Chief Financial Officer