Form 10-Q
period 2005-06-30
HOMEBANC CORP
filed 2005-08-12
CIK 1283683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at August 8, 2005
Common Stock, $0.01 par value per share	56,596,460

IMPORTANT INFORMATION ABOUT THIS REPORT

In this Quarterly Report on Form 10-Q, which we refer to as this “Report,” the words “Company,” “we,” “us” and “our” mean HomeBanc Corp., including its subsidiaries and certain other entities that it consolidates, as well as HomeBanc Corp.’s predecessors and their subsidiaries. “HBMC” refers to HomeBanc Mortgage Corporation, which became our wholly-owned subsidiary pursuant to a reorganization that we effected in connection with our initial public offering, which was completed on July 19, 2004. Prior to the reorganization, HBMC was wholly-owned by HBMC Holdings, LLC, which we refer to in this Report as “Holdings.” Except as otherwise indicated, we refer throughout this Report to the reorganization as having been completed prior to the period covered by this Report.

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this Report are “forward-looking statements” within the meaning, and subject to the protections, of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.”

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “outlook,” “target,” and other similar words and expressions of the future. Such forward-looking statements include, without limitation, statements regarding:

•	our business strategy;

•	expected benefits to us of our business strategy adopted in 2004 and our operation as a real estate investment trust, or “REIT”;

•	expected benefits to us from our investments in strategic marketing alliances;

•	future performance, including Generally Accepted Accounting Principles, or “GAAP,” earnings, developments or market forecasts;

•	forward-looking accounting and financial statement impacts as a result of our change in business strategy and our operation as a REIT;

•	projected leverage ratios, capital needs and the timing and nature of future financings; and

•	projected capital expenditures.

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

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions and general consumer confidence and spending habits;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations and changes in the regulation of Fannie Mae and Freddie Mac and the related changes in their required capital and activities;

•	the risks of changes in interest rates on our mortgage loan production and our interest rate sensitive assets and liabilities;

•	interest rate risks and credit risks of customers;

•	loan loss experience and the rate of loan charge-offs;

•	risks inherent in originating mortgage loans, including the risks of early principal repayment and fluctuations in collateral values;

•	the percentage of applications that will result in closed loans;

•	loss experience arising from alleged breaches of representations and warranties provided to buyers of mortgage loans originated by us and sold to third parties;

•	risks in our ability to execute changes in our business strategy and to meet the requirements for operation as a REIT;

•	competition that we face, as well as the general effects of competition from a wide variety of local, regional, national and other originators and sellers of mortgage loans, and changes in the secondary mortgage market and investors therein;

•	risks in our ability to raise additional capital or enter into additional financing arrangements on terms that are attractive to us;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates, including those used to develop hedging and interest rate risk management strategies;

•	the uncertainties and costs of litigation;

•	the risks of entering new markets or introducing new products;

•	the risks of mergers, acquisitions, joint ventures and/or divestitures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to integrate operations or achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in generally accepted accounting principles and related industry practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our industry or in the rate of growth in the markets that we serve;

•	the effects of war or other conflict, acts of terrorism, natural disasters or other catastrophic events that may affect general economic conditions;

•	the effects of weather-related events that may result in property damage as well as a reduction in mortgage loan origination volume or an alteration of the timing when mortgage loans close; and

•	other factors and other information discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including, without limitation, those discussed under “Risk factors,” in the Annual Report on Form 10-K.

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

PART I

Item 1. Financial Statements

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2005	December 31, 2004
	(Dollars in thousands, except per share data)
Assets
Cash	$26,979	$12,232
Restricted cash	11,709	6,877
Mortgage loans held for sale, net	227,422	252,378
Mortgage loans held for investment, net of allowance of $4,074 and $2,870, respectively	4,402,455	2,937,156
Mortgage servicing rights, net	6,886	5,097
Accounts receivable	133,699	34,972
Prepaid assets, net	2,534	3,551
Premises and equipment, net	36,876	33,025
Goodwill, net	39,995	39,995
Deferred tax asset, net	17,155	11,973
Other assets	30,856	22,697

Total assets	$4,936,566	$3,359,953

Liabilities and shareholders’ equity
Warehouse lines of credit	$286,061	$333,783
Aggregation credit facilities	405,128	869,429
Loan funding payable	127,710	69,831
Other liabilities	40,760	49,981
Collateralized debt obligations	3,706,706	1,785,900
Junior subordinated debentures representing obligations for trust preferred securities	51,547	—

Total liabilities	4,617,912	3,108,924
Minority interest	34	16

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Preferred Stock – par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock – par value $0.01 per share; 150,000,000 shares authorized; 56,440,036 and 45,501,117 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	564	455
Additional paid-in capital	378,179	294,809
Accumulated deficit	(57,150)	(45,950)
Accumulated other comprehensive (loss) income	(2,973)	1,699

Total shareholders’ equity	318,620	251,013

Total liabilities and shareholders’ equity	$4,936,566	$3,359,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Revenues:
Net gain on sale of mortgage loans	$11,952	$15,958	$20,535	$27,418
Other revenue	654	1,271	1,718	1,746
Interest income	56,852	12,001	98,903	16,926
Interest expense	(40,631)	(8,134)	(71,047)	(12,200)

Net interest income	16,221	3,867	27,856	4,726
Provision for loan losses	675	356	1,203	564

Net interest income after provision for loan losses	15,546	3,511	26,653	4,162

Total revenues	28,152	20,740	48,906	33,326

Expenses:
Salaries and associate benefits, net	15,402	15,646	30,458	25,762
Marketing and promotions	6,512	5,890	12,866	10,834
Occupancy and equipment expense	3,520	3,997	7,325	12,907
Depreciation and amortization	1,949	1,432	3,823	2,698
Interest expense, other	—	368	—	746
Minority interest	101	50	125	74
Other operating expense	5,974	4,954	10,681	7,833

Total expenses	33,458	32,337	65,278	60,854

Loss before income taxes	(5,306)	(11,597)	(16,372)	(27,528)
Income tax benefit	(1,664)	(4,277)	(5,172)	(11,108)

Net loss	$(3,642)	$(7,320)	$(11,200)	$(16,420)

Net loss per share of common stock outstanding:
Basic and diluted	$(0.06)	$(1.11)	$(0.21)	$(2.51)

Dividends per share of common stock outstanding	$0.19	$—	$0.19	$—

Weighted average shares of common stock outstanding:
Basic and diluted	56,431,573	6,586,380	54,074,854	6,534,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands)
Balance at January 1, 2005	45,501,117	$455	$294,809	$(45,950)	$1,699	$251,013
Comprehensive loss*:
Net loss	—	—	—	(11,200)	—	(11,200)
Other comprehensive loss, net of taxes:
Net change in unrealized gain (loss) on cash flow hedges (net of taxes of $45)	—	—	—	—	(4,672)	(4,672)

Total comprehensive loss						(15,872)
Issuance of common stock through public offering	10,925,000	109	92,891	—	—	93,000
Dividends	—	—	(10,721)	—	—	(10,721)
Stock-based compensation	13,919	—	1,200	—	—	1,200

Balance at June 30, 2005	56,440,036	$564	$378,179	$(57,150)	$(2,973)	$318,620

*	Total comprehensive loss for the six months ended June 30, 2004 was $15.2 million. Total comprehensive loss for the three months ended June 30, 2005 was $27.9 million compared to $6.1 million for the three months ended June 30, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Operating activities
Net loss	$(11,200)	$(16,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,823	2,698
Provision for loan losses	1,203	564
Provision for losses associated with certain loan sales and mortgage loans held for sale	1,792	2,520
Capitalization of mortgage servicing rights	(4,045)	(5,648)
Amortization and impairment of mortgage servicing rights	2,256	524
Loss on disposal of premises and equipment and lease terminations	28	5,722
Stock-based compensation	1,200	—
Minority interest	18	6
Deferred taxes	(5,101)	(11,282)
(Increase) decrease in restricted cash	(4,832)	947
Decrease (increase) in mortgage loans held for sale, net	23,165	(219,603)
(Increase) decrease in accounts receivable	(98,727)	14,490
Decrease (increase) in prepaid assets	1,017	(860)
Increase in other assets	(12,913)	(916)
(Decrease) increase in other liabilities	(1,487)	9,715

Net cash used in operating activities	(103,803)	(217,543)

Investing activities
Originations of mortgage loans held for investment and principal collections, net	(1,466,502)	(1,037,157)
Purchases of premises and equipment, net	(7,701)	(10,259)

Net cash used in investing activities	(1,474,203)	(1,047,416)

Financing activities
(Decrease) increase in warehouse and aggregation credit facilities, net	(512,023)	1,240,588
Net change in loan funding payable	57,879	49,815
Proceeds from debt issuance	2,284,105	—
Repayment of debt	(311,752)	—
Proceeds from issuance of common stock, net	93,000	—
Cash dividends paid	(18,456)	—
Other	—	(92)

Net cash provided by financing activities	1,592,753	1,290,311

Net increase in cash	14,747	25,352
Cash and cash equivalents at beginning of period	12,232	1,722

Cash and cash equivalents at end of period	$26,979	$27,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Basis of Presentation

HomeBanc Corp. (“HomeBanc” or the “Company”) is a Georgia corporation engaged in the business of mortgage banking. The Company was formed on March 17, 2004 to, among other things, hold and service residential mortgage loans. The Company completed its initial public offering (the “Offering”) of 38,750,000 shares of common stock on July 19, 2004. The gross proceeds from the Offering were approximately $288.6 million, excluding the costs related to the Offering, principally $17.3 million in underwriting fees. As more fully discussed below, immediately prior to the Offering, the Company completed a corporate reorganization, through a merger with an affiliate, to meet the requirements for qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company has elected to be taxed as a REIT beginning with the tax year ended December 31, 2004.

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

The Company completed a second public equity offering on February 9, 2005 of 10,925,000 shares of its common stock priced at $9.10 per share, which included 1,425,000 additional shares of common stock sold to cover the underwriters’ over-allotments. The net proceeds to the Company, including proceeds from the exercise of the underwriters’ over-allotment option, was $93.0 million after deducting underwriting discounts, commissions and other related expenses.

The Company, through HBMC, originates residential mortgage loans through its 21 store locations and its 143 realtor store-in-store locations in the states of Georgia, Florida and North Carolina. HBMC’s mortgage product line includes conforming FNMA/FHLMC mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, including construction-to-permanent and second-lien mortgage loans, nonconforming jumbo loans and a limited volume of sub-prime mortgage loans. The Company’s strategy emphasizes retail residential mortgage loan originations, primarily purchase money mortgages. The Company executes its strategy through the formation of strategic marketing alliances (“SMAs”) with residential realtors and home builders who have a significant presence in their markets. As of June 30, 2005, the Company had 235 SMAs, 108 of which were with residential realtors and 127 of which were with home builders.

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

At June 30, 2005, the Company had the following subsidiaries: HBMC; Abetterwayhome Corp.; HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; Abetterwayhome Finance, LLC; Abetterwayhome Finance, LLC II; and HomeBanc Title Partners, LLC. All of these subsidiaries are wholly-owned by the Company, except for HomeBanc Title

Partners, LLC, a joint venture in which Security First Title Affiliates, Inc., an unaffiliated insurance agent, owns a 15% equity interest. The joint venture offers title insurance to customers of the Company. HBMC and Abetterwayhome Corp. have each made elections to be treated as a taxable REIT subsidiary. HomeBanc Funding Corp.; HomeBanc Funding Corp. II; and HMB Acceptance Corp. are treated as qualified REIT subsidiaries. Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II are single-member limited liability companies disregarded for federal income tax purposes and treated for such purposes as divisions of Abetterwayhome Corp.

In addition, the Company or a subsidiary of the Company held all of the equity interests in six Delaware statutory trusts: HomeBanc Mortgage Trust 2004-1; HomeBanc Mortgage Trust 2004-2; HomeBanc Mortgage Trust 2005-1; HomeBanc Mortgage Trust 2005-2; HomeBanc Mortgage Trust 2005-3; and HomeBanc Capital Trust I. These trusts are bankruptcy-remote Delaware statutory trusts used in connection with the Company’s securitization and financing activities and are exempt from taxation. In accordance with accounting principles generally accepted in the United States (“GAAP”), these entities are consolidated for financial reporting purposes. HomeBanc Title Partners, LLC is a limited partnership for federal income tax purposes. HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; Abetterwayhome Finance, LLC; Abetterwayhome Finance, LLC II; HomeBanc Mortgage Trust 2004-1; HomeBanc Mortgage Trust 2004-2; HomeBanc Mortgage Trust 2005-1; HomeBanc Mortgage Trust 2005-2; and HomeBanc Mortgage Trust 2005-3 are all bankruptcy-remote special purpose entities utilized in the financing of the Company’s operations. During the second quarter of 2005, the Company formed HomeBanc Capital Trust I was formed in June 2005 to purchase junior subordinated debentures from the Company funded by the issuance of trust preferred securities to provide financing for the Company’s operations. This entity is a bankruptcy-remote Delaware statutory trust and, in accordance with GAAP, is not consolidated for financial reporting purposes.

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

Unless the context otherwise requires, for purposes of these notes to the condensed consolidated financial statements, the “Company” refers to HomeBanc and the entities it consolidates, as discussed above.

Note 2. Summary of Significant Accounting Policies

The following is a summary of the more significant accounting policies of HomeBanc.

Use of Estimates

The accounting and reporting policies of HomeBanc and its subsidiaries conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Examples of estimates include the adequacy of the allowance for loan losses (the “Allowance”), estimates of contingency losses on repurchases of loans and indemnification requests arising from representation and warranty claims, and estimates of fair value of financial instruments. Accordingly, actual results and future estimates could differ from the estimates presented.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale include mortgage loans and any related deferred origination fees and costs. Deferred net fees or costs are not amortized during the period the loans are held for sale but are recognized when the loans are sold. Mortgage loans held for sale are carried at the lower of aggregate cost or estimated fair market value as determined by aggregate outstanding commitments from investors or current investor yield requirements. Any adjustment to the carrying amount of loans resulting from the application of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, is considered in the determination of lower of cost or estimated fair market value. Net unrealized losses are recognized in a valuation allowance by charges to income.

Gains and losses on the sale of loans are recognized at the settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. These transactions are treated as sales in accordance with SFAS No. 140. At the time of sale, a reserve is established for estimated contingencies in the form of loss indemnification related to customary standard representations and warranties made in connection with the sale. Contingency reserves related to loan sales are recorded as a component of net gain on sale of mortgages. Prior to 2004, the Company sold substantially all of the mortgage loans that it originated on a servicing-released basis to various investors. The Company currently sells, on a servicing-released basis, the majority of the fixed-rate mortgage loans and some adjustable-rate mortgage loans it originates. The Company retains for investment the majority of the prime quality adjustable-rate mortgage loans, including hybrid products, as well as the related servicing rights.

The majority of the loans originated by the Company are in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for sale along with the liquidity of the underlying security.

Mortgage Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. Loans held for investment are recorded at their unpaid principal balance together with the net unamortized deferred loan origination costs and fees. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Net unearned income or costs are amortized into income over the estimated life of the loan using methods that approximate the interest method. Interest income is accrued based on the outstanding principal amount and contractual terms of each individual loan.

The majority of the loans originated by the Company are in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for investment along with the liquidity of the underlying security.

Allowance for Loan Losses

The Company began to maintain an Allowance as it began to accumulate mortgage loans held for investment in the first quarter of 2004. Additions to the Allowance are based on assessments of certain factors, including historical loan loss experience of similar types of loans, the Company’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the value of collateral securing the loans, and current and anticipated economic and interest rate conditions. Evaluation of these factors requires that the Company’s management make subjective estimates and judgments that may change or prove to be incorrect. Additions to the Allowance are provided through a charge to earnings. Subsequent recoveries, if any, are credited to the Allowance.

Nonperforming Loans and Impaired Loans

The accrual of interest on loans is discontinued at the time the loan is 90 days past due. Past due status is based on contractual terms of the loan. Loans are generally charged off in the period in which an event occurs that confirms the existence of a loss. In all cases, loans are treated as non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans past due 90 days or more totaled $6.1 million and $3.9 million at June 30, 2005 and December 31, 2004, respectively. There were no loans past due 90 days or more still accruing interest at June 30, 2005 or December 31, 2004.

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

MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to their amortized cost. Impairment is determined by stratifying the MSRs into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance would be recorded as an increase to income.

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

Goodwill and Intangibles

Goodwill relates to the excess of purchase price over net assets acquired in business combinations. Prior to 2002, the Company amortized goodwill over 20 years utilizing the straight-line method. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the cessation of the amortization of goodwill. Accumulated amortization was $3.6 million at both June 30, 2005 and 2004. Under SFAS No. 142, goodwill and intangible assets are deemed to have indefinite lives and are not amortized but are subjected to impairment testing.

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

Stock-Based Compensation

The Company has elected to adopt the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair-value-based method of accounting for equity awards. The fair value of equity awards granted is estimated on the date of grant using a Black-Scholes option-pricing model or other fair value estimation methods, as appropriate. Forfeitures are appropriately recognized as they occur. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which requires that forfeitures be estimated at grant date and factored into the associated compensation expense calculation. SFAS No. 123(R) required adoption for interim periods beginning after June 15, 2005. The Company previously planned to adopt this standard as of January 1, 2005; however, on April 14, 2005, the SEC approved Release No. 33-8568 (the “SEC release”) delaying the effective date of SFAS No. 123(R) making it effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the issuance of the SEC Release, the Company will adopt this standard on January 1, 2006 and is still in the process of quantifying the impact that implementation will have upon the Company’s financial condition, results of operations and cash flows.

Income Taxes

As long as it maintains its election and qualification as a REIT, HomeBanc and its qualified REIT subsidiaries, will not be subject to taxation. HomeBanc’s taxable REIT subsidiaries are subject to taxation. For those entities, HomeBanc accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach for accounting and reporting of income taxes. The provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between the book basis and tax basis of assets and liabilities that will result in deductible or taxable amounts in future years when such assets and liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management’s belief that, based upon historical earnings and anticipated future earnings, normal operations or available tax planning strategies will generate sufficient future taxable income to realize these benefits. When, in the opinion of management, it is “more likely than not” that the asset will be realized, no valuation allowance is established for deferred tax assets.

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

Derivative Financial Instruments

In accordance with SFAS No. 133, the Company records all derivative financial instruments in the condensed consolidated balance sheet at their fair value in other assets or other liabilities. Changes in fair value are recorded each period in current earnings (other revenue or other operating expense) or other comprehensive income depending upon the purpose for using the derivative and its qualification, designation and effectiveness as a hedging instrument. Under SFAS No. 133, the Company may designate a derivative as a hedging instrument in either a cash flow or a fair value hedging relationship.

Derivatives designated in a hedging relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. To the extent that a hedging instrument is proven effective in mitigating exposure to the risk being hedged, changes in fair value of the hedged item are recorded within current earnings as an offset to amounts recorded with respect to fair value changes of the derivative.

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

In the case of fair value hedges, when: (1) hedging criteria are no longer met; (2) management de-designates the hedging instrument; or (3) the hedging instrument has expired, been sold, terminated or exercised, the Company will discontinue recording changes in fair value of the hedged item and will amortize the existing basis adjustment to earnings over its remaining expected life. For fair value hedges where the hedged item has been sold, matured or terminated, the difference between the carrying value of the hedged item and its fair value is recorded into current earnings.

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

Loan production activities include the origination of mortgage loans, the warehousing of those loans in inventory and the resale of those loans to investors in the secondary market. The Company utilizes derivative financial instruments to protect against and manage interest rate risk and pricing risk associated with its loans held for sale and its mortgage pipeline. SFAS No. 133 also defines interest rate lock commitments relating to future mortgage loans held for sale as derivative financial instruments, which are marked-to-market through earnings. Similar to mortgage loans held for sale, the fair value of interest rate lock commitments is determined by examining outstanding commitments from investors or current investor yield requirements. The fair value of derivative financial instruments associated with loans held for sale and the mortgage pipeline is reported on a gross basis and included within other assets or other liabilities, as appropriate.

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

During the second quarter of 2005, the Company formed HomeBanc Capital Trust I to issue trust preferred securities to third party investors and to use the proceeds to purchase junior subordinated debentures from the Company. HomeBanc Capital Trust I used the proceeds from the sale of the trust preferred securities to purchase an aggregate of $51.5 million of junior subordinated debentures issued by the Company. Under FIN No. 46(R) HomeBanc Capital Trust I is not consolidated because the Company neither exercises control over the entity nor maintains status as a variable interest holder in the entity because its obligations to HomeBanc Capital Trust I are predetermined and fixed in nature.

Recent Accounting Pronouncements

On May 5, 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard carries forward certain provisions of the previous guidance including, but not limited to, the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. The standard did, however, alter the requirements with respect to the accounting for and reporting of a change in accounting estimate. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The new standard requires retrospective application to prior period’s financial statements unless doing so would be impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with earlier application permitted. The Company does not currently expect that the new guidance will have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 3. Mortgage Servicing Rights

The following tables present a reconciliation of the changes in MSRs and the associated valuation allowance for the six months ended June 30, 2005 (dollars in thousands):

Mortgage Servicing Rights, Net
Beginning balance	$5,097
Mortgage servicing rights capitalized	4,045
Amortization of servicing rights	(1,281)
Change in valuation allowance	(975)

Ending balance	$6,886

Valuation Allowance
Beginning balance	$—
Servicing valuation provision	975

Ending balance	$975

During the six months ended June 30, 2005, the Company recorded a valuation allowance related to its MSRs of approximately $1.0 million, which reduced the carrying value of the MSRs. No servicing valuation provision was required during the six months ended June 30, 2004.

Note 4. Borrowings

Warehouse and Aggregation Facilities

The Bear Stearns aggregation credit facility, used to finance a portion of the mortgage loans that the Company originates, was amended on January 24, 2005, effective as of December 31, 2004, since the Company would not have met the GAAP net income covenant applicable at that date. The amendment requires the Company to have a consolidated GAAP net loss of no greater than $15 million for the quarter ending March 31, 2005, a consolidated GAAP net loss of no greater than $10 million for the quarter ending June 30, 2005, a consolidated GAAP net loss of no greater than $5 million for the quarter ending September 30, 2005, consolidated GAAP net income of no less than $1.00 for the quarter ending December 31, 2005 and consolidated GAAP net income of at least $2.00 for every two consecutive quarters thereafter.

The JPMorgan Chase Bank warehouse line of credit was amended on May 20, 2005 to extend the maturity date from June 7, 2005 to August 1, 2005. This line of credit was again amended on June 24, 2005 to allow the Company to issue the junior subordinated debentures underlying the issuance of trust preferred securities to third party investors, as described below.

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

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /S&P
A-1	$848,625,000	LIBOR plus 0.25%	Aaa / AAA
A-2	109,783,000	LIBOR plus 0.31%	Aaa / AAA
M-1	21,957,000	LIBOR plus 0.46%	Aa1 / AA+
M-2	30,190,000	LIBOR plus 0.49%	Aa2 / AA+
M-3	11,527,000	LIBOR plus 0.52%	Aa3 / AA
M-4	10,978,000	LIBOR plus 0.70%	A1 / AA-
M-5	24,701,000	LIBOR plus 0.75%	A2 / A
M-6	12,076,000	LIBOR plus 0.80%	A3 /A-
B-1	12,076,000	LIBOR plus 1.25%	Baa1 /BBB+
B-2	12,076,000	LIBOR plus 1.30%	Baa2 / BBB

In connection with the issuance of the 2005-1 Notes, the Company incurred costs of $3.4 million, which were deducted from the proceeds of the securitization and are being amortized monthly in proportion to the outstanding balance of the 2005-1 Notes. The Company also paid premiums of $5.1 million for interest rate caps designated in cash flow hedging relationships of future interest payments associated with the 2005-1 Notes. In accordance with Derivative Implementation Group Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, each interest rate cap contract is viewed as a series of contracts hedging each anticipated monthly interest payment. The premiums paid are then allocated, based upon relative market values, to the periods in which the cash flows are expected to take place and subsequently recognized into interest expense as they occur.

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

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /Fitch
A-1	$142,133,000	LIBOR plus 0.21%	Aaa / AAA
M-1	10,737,000	LIBOR plus 0.45%	Aa2 / AA+
M-2	3,080,000	LIBOR plus 0.49%	Aa3 / AA
M-3	5,633,000	LIBOR plus 0.68%	A2 / A+
M-4	2,464,000	LIBOR plus 0.72%	A3 / A
B-1	2,112,000	LIBOR plus 1.25%	Baa1 / A-
B-2	1,760,000	LIBOR plus 1.40%	Baa2 / BBB+
B-3	1,761,000	LIBOR plus 1.90%	Baa3 /BBB-
B-4	1,232,000	LIBOR plus 2.05%	Ba2 /BBB-

All classes of the notes listed above were sold to the public except for the B-2, B-3 and B-4 classes, which were retained by the Company.

In connection with the issuance of the 2005-2 Notes, the Company incurred costs of $0.8 million, which were deducted from the proceeds of the securitization and are being amortized monthly in proportion to the outstanding balance of the 2005-2 Notes.

On May 27, 2005, the Company completed its fifth loan securitization, through an offering by HomeBanc Mortgage Trust 2005-3 (the “2005-3 Trust”), of approximately $1.0 billion of notes (the “2005-3 Notes”) backed by adjustable-rate, residential first and second-lien mortgage loans. The approximate amount of each class of the 2005-3 Notes sold to the public, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s / S&P
A-1	$831,908,000	LIBOR plus 0.24%	Aaa /AAA
A-2	98,567,000	LIBOR plus 0.31%	Aaa /AAA
M-1	16,264,000	LIBOR plus 0.44%	Aa1 /AA+
M-2	7,393,000	LIBOR plus 0.46%	Aa2 / AA
M-3	5,421,000	LIBOR plus 0.51%	Aa3 / AA-
M-4	9,857,000	LIBOR plus 0.67%	A2 / A
M-5	10,350,000	LIBOR plus 1.23%	Baa2 /BBB
B-1	5,913,000	LIBOR plus 2.10%	Ba2 / BB

All classes of the 2005-3 Notes listed above were sold to the public except for $7.3 million of the M-5 class and all of the B-1 notes, which were retained by the Company.

In connection with the issuance of the 2005-3 Notes, the Company incurred costs of $3.1 million, which were deducted from the proceeds of the securitization and are being amortized monthly in proportion to the outstanding balance of the 2005-3 Notes. The Company also paid premiums of $1.9 million for interest rate caps used to hedge the variability of cash flows associated with the 2005-3 Notes. As previously discussed, the premiums paid are allocated to the periods in which the cash flows are expected to take place and subsequently recognized into expense as they occur.

As of June 30, 2005, $3.7 billion in mortgage loans classified as held for investment in the condensed consolidated balance sheet were pledged as collateral for the 2004-1, 2004-2, 2005-1, 2005-2 and 2005-3 Notes.

During the second quarter of 2005, the Company formed HomeBanc Capital Trust I (the “Trust”) to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $51.5 million in Junior Subordinated Debentures (the “Debentures”) to the Trust, which in turn issued $50.0 million in trust preferred securities to a third party investor and $1.5 million in common trust securities to the Company. The trust preferred securities and the Debentures mature on June 30, 2035 and are callable by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption after five years. Both the Debentures and the trust preferred securities bear interest at a floating rate of interest equal to three-month LIBOR plus 365 basis points.

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

Earnings per share of common stock have been computed based on the following (dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net loss	$(3,642)	$(7,320)	$(11,200)	$(16,420)

Net loss per common share outstanding:
Basic and diluted	$(0.06)	$(1.11)	$(0.21)	$(2.51)

Weighted average shares of common stock outstanding:
Basic and diluted	56,431,573	6,586,380	54,074,854	6,534,482

Excluded from the computation of diluted shares for the three- and six-month periods ended June 30, 2005 were approximately 1.4 million stock appreciation rights (“SARs”) and approximately 0.9 million restricted stock units (“RSUs”) because the effect would be antidilutive due to the Company’s loss applicable to common stock. There were no SARs or RSUs outstanding during the six months ended June 30, 2004.

Note 6. Stock-Based Compensation

Stock Appreciation Rights

A SAR entitles the grantee to a payment equal to the appreciation in value of the underlying common stock over a specified time. SARs granted under the HomeBanc Corp. Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”) will be settled in common stock, subject to the satisfaction of vesting requirements. The base price of a SAR is equal to the fair market value of one share of common stock on the grant date. The grantee is entitled to a payment upon exercise of the SAR equal to the excess, if any, of the fair market value of the common stock at the exercise date over the base price (the “spread”), multiplied by the number of SARs being exercised plus the value of dividend equivalent rights, if applicable. That payment is made in the form of common stock having a value equal to the aggregate spread on the SARs.

SARs granted in 2004 included tandem dividend equivalent rights in the form of restricted stock units that are converted to shares when the SAR is exercised. SARs granted in 2005 do not include tandem dividend rights, except for those issued to members of the board of directors.

The following assumptions were used for grants of SARs during the first quarter of 2005: expected dividend yield of 7.19%; expected volatility of 20.0%; risk-free interest rate of 4.11%; and an expected life of 6.5 years. The assumptions used during the second quarter of 2005 were an expected dividend yield of 10.0%, expected volatility of 20.0%, a risk-free interest rate of 4.0% and an expected life of 6.5 years.

During the three- and six-month periods ended June 30, 2005, the Company recognized $0.2 million and $0.4 million in expense, respectively, related to SARs.

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

During the three- and six-month periods ended June 30, 2005, the Company recognized $0.4 million and $0.8 million, respectively, related to RSUs.

Sales Equity Plan

During the second quarter of 2005, the Company obtained shareholder approval for the HomeBanc Corp. Sales Equity Incentive Plan (the “Sales Equity Plan”). The plan offers an enhanced commission structure to the Company’s loan officers in the form of Company stock when certain individual performance targets are met. The Company will purchase shares in the open market on a quarterly basis and hold them on behalf of the plan participants subject to vesting requirements. Expense recognized during the three- and six-month periods ended June 30, 2005 was approximately $20,000 and $100,000, respectively.

Note 7. Income Taxes

Applicable income taxes for the three months ended June 30, 2005 were a net benefit of $1.7 million, compared to a net benefit of $4.3 million for the three months ended June 30, 2004. Applicable income taxes for the six months ended June 30, 2005 were a net benefit of $5.2 million, compared to a net benefit of $11.1 million for the six months ended June 30, 2004. At June 30, 2005, the Company had a net deferred tax asset of $17.2 million, compared to a net deferred tax asset of $12.0 million at December 31, 2004. The results for the six months ended June 30, 2005 include a gross benefit of $9.7 million and a valuation allowance of $4.5 million, which is further discussed below. The Company did not have a valuation allowance for any period prior to March 31, 2005.

As a result of HomeBanc Corp.’s election to be taxed as a REIT, it generally does not pay any income taxes as long as it continues to meet the criteria to be a REIT. The Company’s primary operating subsidiary, HBMC, as a separate income tax filer and a taxable REIT subsidiary of HomeBanc Corp., must record income tax expense or benefit based on its stand-alone earnings or losses. From time to time, HBMC sells and transfers mortgage loans to HomeBanc. For GAAP purposes, no gain on sale is recognized on mortgage loans sold and transferred to HomeBanc’s investment portfolio. However, for income tax purposes, mortgage loans sold and transferred to HomeBanc are transferred at their fair values resulting in a taxable gain on sale at HBMC.

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

The Company’s net deferred tax asset at June 30, 2005 includes an asset of $30.7 million arising from net operating losses of HBMC. These net operating losses will expire in 20 years for federal income tax purposes, currently ranging from 2024 to 2025. After consideration of management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income, management has concluded that $4.5 million of the net deferred tax asset at June 30, 2005 is unlikely to be realized within a three-year period. Accordingly, the net deferred tax asset at June 30, 2005 includes a valuation allowance of $4.5 million which was charged as a reduction to income tax benefit.

Note 8. Commitments and Contingencies

The Company maintains a reserve for contingencies arising in connection with loan sales to third parties. Total reserves, including valuation allowances, if any, related to individual mortgage loans held for sale and reserves for contingency losses anticipated in association with investor repurchase and indemnification requests, were $6.0 million and $4.5 million at June 30, 2005 and December 31, 2004, respectively.

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

During the second quarter of 2005, the Company de-designated interest rate basis swaps representing $400.0 million in notional previously designated in cash flow hedging relationships to reduce basis risk existing between collateralized debt obligations and the related loans that these obligations were used to finance. The associated market value recorded in accumulated other comprehensive income of $0.2 million will be reclassified into earnings when the forecasted interest payments impact earnings.

A summary of the Company’s positions with respect to its derivative financial instruments by hedging category and designated hedged item, where appropriate, follows:

	June 30, 2005			December 31, 2004
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges
Interest rate swaps (debt)	$2,255,000	$6,567	$(8,428)	$750,000	$436	$(1,536)
Interest rate basis swaps (debt/loans)	—	—	—	400,000	92	(15)
Interest rate caps (debt)	2,056,289	7,261	—	368,562	3,964	—
Other Derivative Instruments
Interest rate lock commitments	184,847	353	(10)	66,341	95	—
Forward contracts	325,246	225	(614)	138,922	—	(296)
Options on treasuries	10,000	17	—	—	—	—
Interest rate basis swaps	300,000	188	—	—	—	—
Interest rate swaps	—	—	—	25,000	32	—

Note 10. Subsequent Events

On July 13, 2005, the JPMorgan Chase Bank aggregation credit facility was amended to extend the maturity date of that facility from July 14, 2005 to July 12, 2006.

On July 13, 2005, the Bear Stearns & Co. aggregation credit facility was amended to extend the maturity date of that facility from July 14, 2005 to September 12, 2005.

On August 1, 2005, the JPMorgan Chase Bank warehouse line of credit was amended and restated to extend the maturity date from August 1, 2005 to July 31, 2006 and reduce the borrowing capacity to $500.0 million. The Company has the option, subject to receipt of commitments from existing lenders or new lenders who become parties to the warehouse line of credit, to increase the aggregate commitment level to $750.0 million.

The amended credit agreement contains certain financial covenants which require the Company to:

•	maintain a maximum ratio of total liabilities to adjusted tangible net worth of:

➢	20 to 1 from August 1, 2005 until November 30, 2005;

➢	25 to 1 on and after November 30, 2005; and

➢	20 to 1 on and after the earlier of (a) any public offering of common equity by the Company in 2006 or (b) May 31, 2006;

•	maintain a maximum ratio of total recourse liabilities to adjusted tangible net worth of 3.50 to 1;

•	maintain minimum adjusted tangible net worth of at least $225 million plus an amount equal to 85% of the net proceeds of any additional equity offerings completed;

•	maintain minimum adjusted tangible net worth of at least $10 million at HBMC;

•	maintain liquidity of at least $35 million;

The amended credit agreement also contains covenants limiting the ability of the Company and its subsidiaries to:

•	liquidate, dissolve, sell all or substantially all of its assets, consolidate or merge with any other entity;

•	transfer or sell all or substantially all of its non-loan assets;

•	grant liens on the collateral securing borrowings under the amended credit agreement;

•	incur additional future indebtedness, under new facilities other than:

➢	Indebtedness under other warehousing, repurchasing or mortgage-related financing agreement used to finance the Company’s inventory of mortgage loans and other mortgage-related assets;

➢	accounts payable incurred in the ordinary course of business; and

➢	up to $20 million of indebtedness incurred in the ordinary course of business, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld; and

•	pay any dividend when any default or event of default exists except, if such default is not a payment default, to the extent necessary to avoid the loss of the Company’s federal income tax status as a REIT.

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

Adjustable-Rate Mortgage Loan Retention Strategy. In February 2004, we began to hold for investment a majority of the prime adjustable-rate mortgage loans we originate, while continuing to sell a majority of our fixed-rate mortgages loan originations. As a result, our revenues and losses for the quarter ended June 30, 2005 reflect changes in the business strategy during which we, through our affiliates, continued to retain and aggregate a significant amount of our total loan origination volume, rather than selling those loans to generate gains on sale.

We presently expect to continue selling the majority of the fixed-rate mortgage loans that we originate. We believe that, due to the complexity of some interest-only, adjustable-rate mortgage products, pricing within the secondary whole loan mortgage market does not always accurately reflect their true economic value. The majority of mortgage loans retained by us in the first six months of 2005 were, and in our future operations will continue to be, adjustable-rate mortgage loans with rates based on the London Interbank Offered Rate or “LIBOR.”

Although we have not historically invested in loans or mortgage-backed securities collateralized by assets that we do not originate, we may do so from time to time in the future.

As a result of the initiation of our loan retention strategy, we anticipate that our historical financial results, including those periods presented herein, will not be entirely indicative of our future financial performance for any corresponding periods. Following our change in business strategy, our income from gain on sales declined predominantly as a result of holding mortgage loans for investment. During the first six months of 2004, we used short-term warehouse and repurchase agreement facilities to fund our long-term holdings. We began in the third quarter of 2004 to securitize adjustable-rate mortgage loans held for investment by offering long-term adjustable-rate debt, which we expect will be lower in cost than our warehouse and repurchase facilities. We expect to incur greater interest expense to carry loans in our portfolio and to generate higher interest and fee revenues from these retained loans.

Securitization Strategy. We finance the mortgage loans retained by us through debt and equity offerings, primarily securitization transactions treated as debt for financial reporting and tax purposes, which provide substantially matched-funded, long-term financing with lower interest rates than short-term debt facilities. During the first six months of 2005, we continued to execute our securitization strategy by completing three additional securitization transactions. On February 23, 2005, we completed our third loan securitization, through an offering by HomeBanc Mortgage Trust 2005-1, of approximately $1.1 billion of notes backed by adjustable-rate, residential first mortgage loans. On March 31, 2005, we completed our fourth loan securitization, through an offering by HomeBanc Mortgage Trust 2005-2, of approximately $170.9 million of notes backed by adjustable-rate, residential second-lien mortgage loans. On May 27, 2005, we completed our fifth loan securitization, through an offering by HomeBanc Mortgage Trust 2005-3, of approximately $1.0 billion of notes backed by adjustable-rate, residential first and second-lien mortgage loans. See “Liquidity and Capital Resources- Loan Securitizations,” for further discussion.

Servicing Strategy. We service the mortgage loans that we originate and hold for investment. While we are an experienced mortgage loan originator, we historically have only serviced, for brief periods of generally not more than three months, the mortgage loans we originated. Prior to December 2003, we routinely transferred the servicing responsibilities on mortgage loans that we originated, other than construction-to-permanent loans during the construction phase, to third-party servicers shortly after our origination of the loans. Beginning in December 2003, we retained the servicing responsibilities for those loans that we found economically attractive to service, namely a portion of the nonconforming mortgage loans and a portion of Fannie Mae mortgage loans, and continued to service the construction-to-permanent loans during the construction phase of these mortgage loans. In addition, HBMC generally has serviced loans that are the subject of securitization transactions for up to 30 days after the loans are securitized. In 2004, we began to service, and in the future will continue to service, the loans we hold for investment.

Our 2004 reorganization resulted in accounting treatment similar to a pooling of interests, and the condensed consolidated financial statements of HomeBanc Corp. include the results of HomeBanc Corp.’s predecessor companies prior to HomeBanc Corp.’s initial public offering on July 19, 2004.

Industry Outlook

According to the Mortgage Bankers Association (“MBA”) projections as of July 12, 2005, total mortgage originations are expected to increase by 6% during 2005 compared with 2004. The MBA projects that this increase will largely be driven by growth in purchase mortgage originations. We, therefore, consider ourselves to be relatively well-positioned to take advantage of this expected trend due to our focus on the purchase portion of the market. Our focus remains on utilizing traditional retail mortgage loan origination channels and developing and expanding our strategic marketing alliances with residential realtors and homebuilders.

Critical Accounting Policies

There have been no material changes in the critical accounting policies disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Financial Condition Discussion

Balance Sheet Component	Balance at December 31, 2004	Balance at June 30, 2005	$ Change	% Change
	(Dollars in thousands)
Cash	$12,232	$26,979	$14,747	120.6%
Restricted cash	6,877	11,709	4,832	70.3
Mortgage loans held for sale	252,378	227,422	(24,956)	(9.9)
Mortgage loans held for investment	2,937,156	4,402,455	1,465,299	49.9
Mortgage servicing rights, net	5,097	6,886	1,789	35.1
Accounts receivable	34,972	133,699	98,727	282.3
Other assets	22,697	30,856	8,159	35.9
Other liabilities	49,981	40,760	(9,221)	(18.4)
Warehouse lines of credit	333,783	286,061	(47,722)	(14.3)
Aggregation credit facilities	869,429	405,128	(464,301)	(53.4)
Collateralized debt obligations	1,785,900	3,706,706	1,920,806	107.6
Junior subordinated debentures representing obligations for trust preferred securities	—	51,547	51,547	NA
Shareholders’ equity	251,013	318,620	67,607	26.9

The following discussion should be read in conjunction with the table above:

Cash

Cash increased from December 31, 2004 to June 30, 2005 because the increase in our borrowings, the net proceeds received from our second equity offering and the issuance of trust preferred securities by HomeBanc Capital Trust I exceeded the cash requirements for growth in mortgage loans held for investment and our operating activities. Details regarding changes in cash balances are provided in HomeBanc Corp.’s condensed consolidated statement of cash flows.

Restricted Cash

The restricted cash balance increased due to additional collateral requirements under certain interest rate swap agreements that resulted from a decline in the value of these derivative financial instruments from December 31, 2004 to June 30, 2005.

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

Mortgage Loans Held for Investment

Mortgage loans originated by HBMC and transferred to HomeBanc Corp. are classified as “mortgage loans held for investment.” Mortgage loans held for investment represent mortgage loans that we intend to hold for the foreseeable future and are carried at cost, less an allowance for loan losses reflecting losses inherent in the portfolio along with the net unamortized deferred loan origination costs and fees. The substantial majority of the mortgage loans held for investment balance represents either loans serving as collateral for collateralized debt obligations resulting from securitization transactions accounted for as securitized borrowings, or loans being aggregated for future securitization transactions. Fluctuations in mortgage loans held for investment are dependent upon loan production seasonality and our ability to transfer loans and securitize mortgage loans at HomeBanc Corp. Mortgage loans held for investment exhibited continued growth from December 31, 2004 to June 30, 2005 as we continued to execute our business strategy of retaining for investment a majority of the adjustable-rate loans that we originate.

Mortgage Servicing Rights, Net

The increase in the balance of mortgage servicing rights was due to the fact that the capitalization of mortgage servicing rights related to loans sold on a servicing-retained basis during the first six months of 2005 of $4.0 million exceeded amortization expense of $1.3 million and a valuation allowance for impairment of $1.0 million, which resulted primarily from the declining interest rate environment that prevailed during the second quarter, which generated an increase in both current and anticipated prepayment speeds.

Accounts Receivable

Accounts receivable represents amounts due from the custodians of the trust entities organized to facilitate securitization activity for our interest in payments received from borrowers of the underlying loans. As the balance of our securitized assets grows, we expect the accounts receivable balance to also grow. The increased balance was, therefore, the result of the three securitizations completed during the first six months of 2005 as well as an increase in the level of borrower payoff activity leading up to June 30, 2005.

Other Assets

The increase in other assets was primarily associated with securitization-related activity. The Company capitalized $7.2 million in deferred financing fees incurred in connection with the three securitization transactions completed during the first six months of 2005. The value of derivative financial instruments designated in cash flow hedging relationships of the anticipated interest payments on collateralized borrowing increased by $2.5 million from December 31, 2004, including $6.9 million in premiums paid for interest rate caps during the first six months of 2005.

Other Liabilities

The decrease from year-end was due primarily to dividend payments to shareholders during the first quarter of 2005 of $7.7 million in accrued dividends declared and recorded prior to year-end. The balance also reflects a $1.7 million decrease in bonus accrual liability as the payments during 2005 of amounts accrued in 2004 exceeded new accruals of bonuses during the six months ended June 30, 2005 for amounts expected to be paid during 2006.

Borrowings

Warehouse lines of credit are used to finance mortgage loans held for sale and, therefore, increase or decrease based upon loan production seasonality, cyclical trends and our investors’ ability to purchase mortgage loans on a timely basis. The total borrowings balance has continued to grow as a result of financing requirements associated with the adjustable-rate mortgage loan retention strategy. We use aggregation credit facilities to finance our mortgage loans held for investment until such time as we are able to securitize these loans. The aggregation credit facilities decreased and collateralized debt obligations increased from December 31, 2004 to June 30, 2005 as a result of the three securitizations that took place during the first six months of 2005 representing approximately $2.2 billion in new borrowings. The securitization transactions were accounted for as secured borrowings with debt instruments issued to third party investors.

Junior Subordinated Debentures Representing Obligations for Trust Preferred Securities

During the second quarter of 2005, the Company formed HomeBanc Capital Trust I (the “Trust”) to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $51.5 million in Junior Subordinated Debentures (the “Debentures”) to the Trust, which in turn issued $50.0 million in trust preferred securities to a third party investor and $1.5 million in common securities to the Company.

Shareholders’ Equity

We completed our second public equity offering during the first quarter of 2005 of 10,925,000 shares of HomeBanc common stock. The net proceeds received by us increased equity by $93.0 million. The net loss recognized during the six-month period ended June 30, 2005 of $11.2 million, the $10.7 million dividend paid to shareholders and the $4.7 million decrease in accumulated other comprehensive income resulting from a decrease in the fair value of derivative financial instruments designated in cash flow hedging relationships all served to decrease our shareholders’ equity. The impact of these decreases was slightly offset by a $1.2 million increase resulting from stock-based compensation extended to associates. Details regarding changes in shareholders’ equity balances are provided in HomeBanc Corp.’s condensed consolidated statement of changes in shareholders’ equity.

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Overview

When compared with the second quarter of 2004, our results of operations for the three months ended June 30, 2005 were significantly affected by: (1) our decision to change our business model during 2004 from one of selling substantially all of the mortgage loans that we originate to one of retaining for investment a majority of the adjustable-rate mortgage loans that we originate; (2) our reorganization and conversion to a REIT in July 2004; and (3) the two public offerings of our common stock.

Industry data obtained from the MBA as of July 12, 2005 estimates a drop of 3% in total mortgage originations in the second quarter of 2005 when compared to the same period in 2004. Our total loan volume in the second quarter of 2005, when compared to the same period in 2004, increased 10%, which compares favorably to the MBA data cited above. We originated $1.79 billion of total mortgage loans in the second quarter of 2005, including approximately $1.36 billion in purchase money mortgage loan originations and $0.43 billion in refinancing originations, compared to $1.63 billion of total mortgage loans, including $1.30 billion and $0.33 billion, respectively, of purchase money and refinancing originations in the second quarter of 2004. Purchase money mortgage loan originations, which represented 76% of our total originations for the second quarter of 2005, increased 5% compared to the same period in 2004. Refinancing originations, which represented 24% of our total originations during the second quarter of 2005, have increased 30% when compared to the same period in 2004. We originated approximately $1.32 billion of adjustable-rate mortgage loans and $0.47 billion of fixed-rate mortgage loans during the second quarter of 2005, compared to $1.29 billion and $0.34 billion, respectively, of such loans in the second quarter of 2004. In the second quarter of 2005, 74% of our total mortgage loan originations were adjustable-rate loans, compared to 79% during the second quarter of 2004. We believe that the fact that the growth in our loan originations continues to outpace growth in the overall market was largely due to continued success in developing our strategic marketing alliances and maintaining our focus on the purchase money mortgage market which has historically exhibited more stability than the refinance market. Similarly, loan application volume of $2.28 billion during the second quarter of 2005 exceeded the second quarter of 2004 by approximately $0.36 billion.

Net Loss

For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2005	$ Change	% Change- Favorable (Unfavorable)
(Dollars in thousands)
$ (7,320)	$ (3,642)	$3,678	50.2%

The decreasing net loss was primarily the result of a $12.4 million increase in net interest income resulting from growth in the held for investment loan portfolio. The impact of this increase was somewhat diminished by a $4.0 million decrease in net gain on sale of mortgage loans, a $1.1 million increase in expenses and a $2.6 million decrease in income tax benefit.

For GAAP purposes, no gain on sale is recognized on loans transferred to the REIT investment portfolio. However, for tax purposes, loans sold to the REIT investment portfolio are transferred at fair value resulting in a taxable gain on sale at HBMC, a taxable REIT subsidiary or “TRS.” As a REIT, HomeBanc Corp. is not consolidated with its taxable REIT subsidiaries for federal income tax purposes, and, generally, HomeBanc Corp. separately pays no federal income tax.

The following is the reconciliation of REIT taxable income to consolidated GAAP net loss for the three months ended June 30, 2005 (dollars in thousands):

REIT taxable income (1)	$13,534
Taxable loss of taxable REIT subsidiaries	(3,719)
GAAP eliminations (2)	(15,121)
Income tax benefit	1,664

Consolidated GAAP net loss (after-tax)	$(3,642)

(1)	We define REIT taxable income to be REIT taxable income calculated under the Internal Revenue Code of 1986, as amended (the “Code”) for purposes of the REIT distribution requirement. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from TRSs (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by TRSs), plus 90% of net after-tax income from foreclosure property. REIT taxable income is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that REIT taxable income is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net income (loss). REIT taxable income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc Corp. uses REIT taxable income as the basis for establishing the amount of dividends payable to holders of its common stock.
(2)	Consists primarily of intercompany gains on sale of loans from taxable REIT subsidiaries to HomeBanc Corp. excluded from income under Statement of Financial Accounting Standards (“SFAS”) No. 65, as amended.

Revenues

Revenue Component	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2005	$ Change	% Change- Favorable (Unfavorable)
	(Dollars in thousands)
Net gain on sale of mortgage loans	$15,958	$11,952	$(4,006)	(25.1)%
Net interest income	3,867	16,221	12,354	319.5
Provision for loan losses	(356)	(675)	(319)	(89.6)
Other revenue	1,271	654	(617)	(48.6)

Total revenues	$20,740	$28,152	$7,412	35.7

The overall increase in revenues during the second quarter of 2005 compared with the second quarter of 2004 was directly attributable to substantial growth in net interest income resulting from the accumulation of mortgage loans held for investment in accordance with the adjustable-rate mortgage loan retention strategy implemented during the first quarter of 2004. The Company expects that net interest income will continue to increase in the future as the Company experiences growth in mortgage loans held for investment. A significant increase in net interest income was somewhat offset by a decrease in net gain on sale of mortgage loans as a result of the implementation of our adjustable-rate mortgage loan retention strategy.

Net Gain on Sale of Mortgage Loans

The decrease in gain on sale of mortgage loans was partially the result of a decrease in sales volume from $876.1 million during the second quarter of 2004 to $745.7 million during the second quarter of 2005. Sales volume decreased in spite of the fact that overall originations were up as we retained a larger percentage of the loans that the Company originated. In addition, the gain on sale amount was also reduced from period to period by a changing mix of products sold which served to reduce the average price received. Gain on sale is presented net of the provision for contingent loss reserves of $1.1 million and $2.1 million for the second quarter of 2005 and 2004, respectively.

Net Interest Income

Net interest income for the three months ended June 30, 2005 increased substantially from the second quarter of 2004 due to growth in the loan portfolio as a direct result of the adjustable-rate mortgage loan retention strategy initiated during 2004. The following tables summarize the changes in our net interest income, prior to provision for loan losses, for the three months ended June 30, 2005 and 2004 (dollars in thousands):

Yields Earned on Mortgages Loans and Rates on Borrowings to Finance Mortgage Loans

	Three Months Ended June 30, 2005
	Average Balance	Revenue/ Expense	Estimated Annualized Rate/Yield
Mortgage loans	$4,320,214	$56,852	5.26%
Borrowings to finance mortgage loans	4,204,409	(37,944)	(3.61)%
Impact of derivative financial instruments		(2,687)	(0.26)%

Net interest margin		$16,221	1.50%

Net interest income as a % of interest income			28.5%

	Three Months Ended June 30, 2004
	Average Balance	Revenue/ Expense	Estimated Annualized Rate/Yield
Mortgage loans	$1,245,100	$12,001	3.85%
Borrowings to finance mortgage loans	1,183,700	(8,134)	(2.75)

Net interest margin		$3,867	1.24

Net interest income as a % of interest income			32.2%

As discussed above, as a result of the change in the Company’s business strategy, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. For the three months ended June 30, 2005, REIT taxable net interest income was $16.5 million. The following table provides a reconciliation of REIT taxable net interest income to consolidated GAAP net interest income (dollars in thousands):

Loans held for investment net interest income	$13,312
Intercompany interest between REIT and TRS	3,204

REIT taxable net interest income (1)	16,516
Intercompany interest between REIT and TRS	(3,204)
Loans held for sale net interest income	2,909

Consolidated GAAP net interest income	$16,221

(1)	REIT taxable net interest income is a non-GAAP financial measure. Management believes that REIT taxable net interest income is an additional meaningful measure to evaluate the Company’s operating performance. The most comparable GAAP measure is net interest income. REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. REIT taxable net interest income represents the largest revenue component to REIT taxable income, which HomeBanc Corp. uses as the basis for establishing the amount of dividends payable to holders of its common stock.

Provision for Loan Losses

The provision for loan losses has grown as the underlying portfolio of loans held for investment has grown. The Company only began retaining loans for investment during the first quarter of 2004 and, therefore, has not yet seen any significant charge-off activity or noticeable deterioration in credit quality. Loans 90 days past due increased during the second quarter of 2005 from $4.0 million at March 31, 2004 to $6.1 million at June 30, 2005. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses as necessary to maintain the adequacy of the allowance for loan losses.

Expenses

Expense Component	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2005	$ Change	% Change- Unfavorable (Favorable)
	(Dollars in thousands)
Salaries and associate benefits, net	$15,646	$15,402	$(244)	(1.6)%
Marketing and promotions	5,890	6,512	622	10.6
Occupancy and equipment expense	3,997	3,520	(477)	(11.9)
Depreciation and amortization	1,432	1,949	517	36.1
Interest expense, other	368	—	(368)	NA
Minority interest	50	101	51	102.0
Other operating expense	4,954	5,974	1,020	20.6

Total expenses	$32,337	$33,458	$1,121	3.5

The growth in expenses was due to increases in marketing and promotions, depreciation and amortization and other operating expense, as described below.

Salaries and Associate Benefits, Net

Total associates increased only slightly from 1,310, including 463 commissioned sales associates, at June 30, 2004 to 1,322, including 466 commissioned sales associates, at June 30, 2005 resulting in little change in salaries and associate benefits from period to period. Expenses of $0.6 million relating to stock-based compensation, comprised of stock appreciation rights and restricted stock units, were recorded in the three-month period ended June 30, 2005. Commissions increased by $0.4 million as a result of the 10% increase in loan origination volume and enhancements made to the commission structure. Bonus expense decreased by $1.8 million as the result of one-time retention bonuses accrued during the second quarter of 2004.

Marketing and Promotions

The increase in marketing and promotions expense was the result of the continued expansion of our strategic marketing alliances with realtors and homebuilders. Our contractual marketing payments to the realtors and builders with whom we have strategic marketing alliances increased to $4.6 million for the three-month period ended June 30, 2005 from $3.8 million during the same period in 2004. Although these alliances generally require equal payment amounts, which are charged to expense, over a period of time up to three years, we expect that a significant portion of the benefits, in the form of higher mortgage loan origination volume, will occur during the latter part of the alliance arrangements. These strategic marketing alliances accounted for 44.6% and 33.6% of purchase and total mortgage loan production volume, respectively, for the three months ended June 30, 2005, compared with 35.3% and 28.1%, respectively, during the three months ended June 30, 2004.

Depreciation and Amortization

The increase in depreciation and amortization was largely the result of a $0.3 million increase in amortization of software costs as we have made substantial technological investments so that we may improve customer service.

Other Operating Expense

The increase in the quarter ended June 30, 2005 over the same period in 2004 in other operating expenses was the result of an increase in audit, tax and consulting fees of $1.8 million as a result of becoming a public company. This increase was somewhat offset by a $0.4 million decrease in outsourcing expense as certain loan origination activities were internalized.

Income Taxes

Income tax benefit for the three months ended June 30, 2005 was $1.7 million, compared to an income tax benefit of $4.3 million for the same period in the prior year, reflecting effective tax rates of (31.4)% and (36.9)%, respectively. The change in the effective rate is due to the following:

•	A change in the mix of taxable income as a result of HomeBanc Corp.’s election to be taxed as a REIT for the taxable year ended December 31, 2004. REIT taxable income was $13.5 million in the second quarter of 2005. There was no corresponding amount for the second quarter of 2004; and

•	Taxable income realized by HBMC during the second quarter of 2005, which includes gain on sale of loans sold by HBMC to HomeBanc Corp. There was no corresponding amount for the second quarter of 2004.

As long as it maintains its qualification as a REIT, HomeBanc Corp. generally will not be subject to federal income tax on REIT taxable income that it distributes to its shareholders. HBMC, as a separate income tax filer and a TRS of HomeBanc Corp., must record income tax expense or benefit based on its stand-alone earnings or losses. As noted above, from time to time, HBMC sells and transfers mortgage loans to the portfolio of loans held by HomeBanc Corp. for investment. For purposes of GAAP, no gain on sale is recognized on mortgage loans sold and transferred by HBMC to HomeBanc Corp.’s investment portfolio. However, for income tax purposes, mortgage loans sold and transferred to HomeBanc Corp.’s portfolio are transferred at fair value resulting in HBMC realizing a taxable gain on sale.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Overview

When compared with the first six months of 2004, our results of operations for the six months ended June 30, 2005 were significantly affected by (1) our decision to change our business model from one of selling substantially all of the mortgage loans that we originate to one of retaining for investment a majority of the adjustable-rate mortgage loans that we originate; (2) our reorganization and conversion to a REIT; and (3) the two public offerings of our common stock.

Industry data obtained from the MBA as of July 12, 2005 estimates an increase of 1% in total mortgage originations in the first six months of 2005 when compared to the same period in 2004. Our total loan volume in the first six months of 2005, when compared to the same period in 2004, increased 10%, which compares favorably to the MBA data cited above. We originated $3.18 billion of total mortgage loans in the first six months of 2005, including approximately $2.39 billion in purchase money mortgage loan originations and $0.79 billion in refinancing originations, compared to $2.89 billion of total mortgage loans, including $2.23 billion and $0.66 billion, respectively, of purchase money and refinancing originations in the first six months of 2004. Purchase money mortgage loan originations, which represented 75% of our total originations for the first six months of 2005, increased 7% compared to the same period in 2004. Refinancing originations, which represented 25% of our total originations during the first six months of 2005, have increased 20% when compared to the same period in 2004. We originated approximately $2.41 billion of adjustable-rate mortgage loans and $0.77 billion of fixed-rate mortgage loans during the first six months of 2005, compared to $2.25 billion and $0.64 billion, respectively, of such loans in the first six months of 2004. In the first six months of 2005, 76% of our total mortgage loan originations were adjustable-rate loans, compared to 78% during the first six months of 2004. We believe that the increase in our loan originations in the face of an overall decrease in the market was largely the result of continued success in developing our strategic marketing alliances and maintaining our focus on the purchase money mortgage market, which has historically exhibited more stability than the refinance market. Similarly, loan application volume was $4.23 billion during the first six months of 2005, which exceeded the $3.67 billion in volume during the year-earlier period.

Net Loss

For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	$ Change	% Change- Favorable (Unfavorable)
(Dollars in thousands)
$(16,420)	$(11,200)	$5,220	31.8%

The decreasing net loss was generated by an increase in net interest income resulting from growth in the held for investment loan portfolio in addition to a decrease in facility costs as a result of a one-time, non-cash charge incurred in relocating the corporate headquarters during 2004. The impact of these factors was somewhat diminished by increasing compensation costs, strategic marketing alliance expenditures and other operating expenses along with a decreasing gain on sale of mortgage loans as a result of the implementation of our adjustable-rate mortgage loan retention strategy.

The following is the reconciliation of REIT taxable income to consolidated GAAP net loss for the six months ended June 30, 2005 (dollars in thousands):

REIT taxable income (1)	$24,221
Taxable loss of taxable REIT subsidiaries	(21,091)
GAAP eliminations (2)	(19,502)
Income tax benefit	5,172

Consolidated GAAP net loss (after-tax)	$(11,200)

(1)	We define REIT taxable income to be REIT taxable income calculated under the Internal Revenue Code of 1986, as amended (the “Code”) for purposes of the REIT distribution requirement. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from TRSs (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by TRSs), plus 90% of net after-tax income from foreclosure property. REIT taxable income is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that REIT taxable income is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net income (loss). REIT taxable income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc Corp. uses REIT taxable income as the basis for establishing the amount of dividends payable to holders of its common stock.
(2)	Consists primarily of intercompany gains on sale of loans from taxable REIT subsidiaries to HomeBanc Corp. excluded from income under Statement of Financial Accounting Standards (“SFAS”) No. 65, as amended.

Revenues

Revenue Component	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	$ Change	% Change- Favorable (Unfavorable)
	(Dollars in thousands)
Net gain on sale of mortgage loans	$27,418	$20,535	$(6,883)	(25.1)%
Net interest income	4,726	27,856	23,130	489.4
Provision for loan losses	(564)	(1,203)	(639)	(113.3)
Other revenue	1,746	1,718	(28)	(1.6)

Total revenues	$33,326	$48,906	$15,580	46.8

The overall increase in revenues during the first six months of 2005 compared with the year-earlier period was directly attributable to substantial growth in net interest income resulting from the accumulation of mortgage loans held for investment in accordance with the adjustable-rate mortgage loan retention strategy implemented during the first quarter of 2004. Net interest income will continue to increase in the future as the Company experiences growth in mortgage loans held for investment. A significant increase in net interest income was somewhat offset by a decrease in net gain on sale of mortgage loans.

Net Gain on Sale of Mortgage Loans

The decrease in gain on sale of mortgage loans was the direct result of a decrease in sales volume from $1.64 billion during the first six months of 2004 to $1.21 billion during the first six months of 2005. We implemented our adjustable-rate mortgage loan retention strategy during February 2004. As a result, gains were recognized during January of 2004 on the sale of certain loans that would have been retained as held for investment had the strategy been implemented at the inception of 2004. Gain on sale is presented net of the provision for contingent loss reserves of $1.8 million and $2.5 million for the first six months of 2005 and 2004, respectively.

Sales volume decreased in spite of the fact that overall originations were up as we retained a larger percentage of the loans that the Company originated. In addition, the gain on sale figure was also reduced from period to period by a changing mix of products sold which served to reduce the average price received.

Net Interest Income

Net interest income for the six months ended June 30, 2005 increased substantially from the first six months of 2004 due to growth in the loan portfolio as a direct result of the adjustable-rate mortgage loan retention strategy initiated during 2004. The following tables summarize the changes in our net interest income, prior to provision for loan losses, for the six months ended June 30, 2005 and 2004 (dollars in thousands):

Yields Earned on Mortgages Loans and Rates on Borrowings to Finance Mortgage Loans

	Six Months Ended June 30, 2005
	Average Balance	Revenue/ Expense	Estimated Annualized Rate/Yield
Mortgage loans	$3,940,124	$98,903	5.02%
Borrowings to finance mortgage loans	3,810,783	(66,461)	(3.49)
Impact of derivative financial instruments		(4,586)	(0.24)

Net interest margin		$27,856	1.41

Net interest income as a % of interest income			28.2%

	Six Months Ended June 30, 2004
	Average Balance	Revenue/ Expense	Estimated Annualized Rate/Yield
Mortgage loans	$856,600	$16,926	3.95%
Borrowings to finance mortgage loans	791,600	(12,200)	(3.08)

Net interest margin		$4,726	1.10

Net interest income as a % of interest income			27.9%

As discussed above, as a result of the change in the Company’s business strategy, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. For the six months ended June 30, 2005, REIT taxable net interest income was $30.1 million. The following table provides a reconciliation of REIT taxable net interest income to consolidated GAAP net interest income (dollars in thousands):

Loans held for investment net interest income	$24,965
Intercompany interest between REIT and TRS	5,157

REIT taxable net interest income (1)	30,122
Intercompany interest between REIT and TRS	(5,157)
Loans held for sale net interest income	2,891

Consolidated GAAP net interest income	$27,856

(1)	REIT taxable net interest income is a non-GAAP financial measure. Management believes that REIT taxable net interest income is an additional meaningful measure to evaluate the Company’s operating performance. The most comparable GAAP measure is net interest income. REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. REIT taxable net interest income represents the largest revenue component to REIT taxable income, which HomeBanc Corp. uses as the basis for establishing the amount of dividends payable to holders of its common stock.

Provision for Loan Losses

The provision for loan losses has grown as the underlying portfolio of loans held for investment has grown. The Company only began retaining loans for investment during the first quarter of 2004 and, therefore, has not yet seen any significant charge-off activity or major deterioration in credit quality. Loans 90 days past due increased during the six-month period ended June 30, 2005 from $3.9 million at December 31, 2004 to $6.1 million at June 30, 2005.

Expenses

Expense Component	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	$ Change	% Change- Unfavorable (Favorable)
	(Dollars in thousands)
Salaries and associate benefits, net	$25,762	$30,458	$4,696	18.2%
Marketing and promotions	10,834	12,866	2,032	18.8
Occupancy and equipment expense	12,907	7,325	(5,582)	(43.2)
Depreciation and amortization	2,698	3,823	1,125	41.7
Interest expense, other	746	—	(746)	NA
Minority interest	74	125	51	68.9
Other operating expense	7,833	10,681	2,848	36.4

Total expenses	$60,854	$65,278	$4,424	7.3

The growth in expenses was due to increases in salaries and associate benefits, marketing and promotions and other operating expense. The impact of these increases was somewhat mitigated by a decrease in occupancy and equipment expense. See descriptions below for further explanations regarding these fluctuations.

Salaries and Associate Benefits, Net

Expenses of $1.2 million relating to stock-based compensation, comprised of stock appreciation rights and restricted stock units, were recorded in the six-month period ended June 30, 2005. Commissions increased by $1.2 million from the year-earlier period as a result of the 10% increase in loan origination volume and enhancements made to the commission structure. Bonus expense decreased by $0.6 million as a result of one-time retention bonuses accrued during the second quarter of 2004 and paid during 2005. The remaining $2.9 million increase in salaries and associate benefits was incurred to support our continued growth and meet the requirements of becoming a public company, including the addition of several senior executives.

Marketing and Promotions

The increase in marketing and promotions expense was the result of the continued expansion of our strategic marketing alliances with realtors and homebuilders. Our contractual marketing payments to the realtors and builders with whom we have strategic marketing alliances increased to $9.0 million for the six-month period ended June 30, 2005 from $7.1 million during the same period in 2004. Although these alliances generally require equal payment amounts, which are charged to expense, over a period of time up to three years, we expect that a significant portion of the benefits, in the form of higher mortgage loan origination volume, will occur during the latter part of the alliance arrangements. These strategic marketing alliances accounted for 42.0% and 31.6% of purchase and total mortgage loan production volume, respectively, for the six months ended June 30, 2005, compared with 33.8% and 26.1%, respectively, during the six months ended June 30, 2004.

Occupancy and Equipment Expense

The decrease in occupancy expenses was due to recognition during the first quarter of 2004 of a one-time, non-cash charge of approximately $5.5 million related to termination costs associated with a formerly leased facility abandoned upon relocation of our corporate headquarters to a new leased facility.

Depreciation and Amortization

The increase in depreciation and amortization was largely the result of a $0.7 million increase in amortization of software costs as we have made substantial technological investments so that we may improve customer service.

Other Operating Expense

The increase in other operating expenses was almost exclusively the result of a $2.7 million increase in audit, tax and consulting fees as a result of becoming a public company.

Income Taxes

Income tax benefit for the six months ended June 30, 2005 was $5.2 million, compared to an income tax benefit of $11.1 million for the same period in the prior year, reflecting effective tax rates of (31.6)% and (40.4)%, respectively. The change in the effective rate is due to the following:

•	A change in the mix of taxable income as a result of HomeBanc Corp.’s election to be taxed as a REIT for the taxable year ended December 31, 2004. REIT taxable income was $24.2 million in the six months ended June 30, 2005. There was no corresponding amount for the six months ended June 30, 2004;

•	A valuation allowance against the net deferred tax asset balance in the six months ended June 30, 2005 of $4.5 million. There was no corresponding amount for the six months ended June 30, 2004; and

•	Decreased tax loss expected for HBMC during 2005, which includes gain on sale of loans sold by HBMC to HomeBanc Corp.

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

Effects of Inflation

There have been no material changes from the effects of inflation from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Cyclicality and Seasonality

The mortgage banking industry is cyclical and seasonal. Mortgage loan production generally is greatest when interest rates are low, and declines as rates increase. Seasonal trends in purchase mortgage originations reflect the pattern of home sales in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. The effect of this seasonality is muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing mortgage rates, and is less in the Southeast due to more temperate winter weather than in other parts of the country. In addition, mortgage delinquency rates typically rise temporarily in the winter months driven by mortgagor payment patterns. Our purchase mortgage loan origination volumes and revenues typically are lowest in the first and fourth calendar quarters and highest in the second and third calendar quarters.

Contractual Obligations and Off Balance Sheet Arrangements

Interest rate lock commitments (“IRLCs”) are agreements to lend at specified interest rates for loans we would intend to sell to third parties. Since many commitments to extend credit may expire without being drawn upon, total commitment amounts do not necessarily represent future cash flow requirements. The Company had $184.8 million of outstanding IRLCs at June 30, 2005.

We have various contractual commitments and financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of June 30, 2005 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter
Financing arrangements (1) (2)	$742,736	$691,189	$—	$—	$51,547
Operating leases (3)	72,427	5,087	21,863	18,725	26,752
Employment agreements	4,515	1,015	2,025	1,475	—
Contractual marketing (4)	32,166	9,809	17,245	5,112	—

Total	$851,844	$707,100	$41,133	$25,312	$78,299

(1)	Obligations for financing arrangements solely represent principal payments due under existing borrowing agreements and do not include the related future interest payments.
(2)	Excluded from financing arrangements are $3.7 billion in collateralized debt obligations issued in association with our securitization transactions. These securitizations are accounted for as secured borrowings with debt issuance directly financing loans held for investment. The financing will be repaid as cash is received from borrowers, in the form of both scheduled payments and prepayments, on the underlying loan balances.
(3)	Included in operating leases are leases for corporate office facilities and branches. We entered into a lease of a new corporate facility at 2002 Summit Boulevard, Atlanta, Georgia in December 2003 to consolidate our Atlanta operations. Additionally, we are still liable for vacated office facilities located at 5775 Glenridge Drive, Atlanta, Georgia until March 2007. The annual rent for our former facility is currently $1.5 million. The landlord of our new corporate facility is contractually obligated to reimburse us for the amount of rent we are obligated to pay for the vacated facility, which facility is currently being marketed for sublease.
(4)	Contractual marketing obligations represent costs associated with our strategic marketing alliances.

Liquidity and Capital Resources

Similar to many mortgage REITs, following our reorganization and our election to be taxed as a REIT, we have increased and expect to continue to increase our returns by leveraging our equity through borrowings, including securitizations treated as debt for financial reporting and federal income tax purposes. We presently expect to seek a leverage ratio of 20 to 25 times the amount of our equity, although such levels will not be reached in the immediate term. We seek to match the maturities of our long-term borrowings to the maturities of our loans held for investment to reduce refinance risk and lessen the potential effects of changes in interest rates. The following discussion summarizes the financing methods that we use to take advantage of financing alternatives available to us.

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

Warehouse Facilities

We use a credit facility with third parties referred to as the “warehouse line” or “warehouse facility.” Under the warehouse line, HBMC borrows funds to originate new mortgage loans, and in turn, pledges the mortgage loans to the warehouse lender as collateral. We maintain a syndicated warehouse facility led by JPMorgan Chase Bank, which at June 30, 2005 had $775.0 million committed. As of June 30, 2005, the aggregate outstanding balance under the warehouse facility was $273.6 million, and the aggregate maximum amount available for additional borrowings was $501.4 million.

On August 1, 2005, this facility was amended to extend the maturity date from August 1, 2005 to July 31, 2006 and reduce the borrowing capacity to $500.0 million to eliminate fees on the portion of the line not currently being utilized. The Company has the option, subject to receipt of commitments from existing lenders or new lenders who become parties to the warehouse facility, to increase the aggregate commitment level to $750.0 million.

The amended credit agreement contains certain financial covenants which require the Company to:

•	maintain a maximum ratio of total liabilities to adjusted tangible net worth of:

-	20 to 1 from August 1, 2005 until November 30, 2005;

-	25 to 1 on and after November 30, 2005; and

-	20 to 1 on and after the earlier of (x) any public offering of common equity by the Company in 2006 or (y) May 31, 2006;

•	maintain a maximum ratio of total recourse liabilities to adjusted tangible net worth of 3.50 to 1;

•	maintain minimum adjusted tangible net worth of at least $225 million plus an amount equal to 85% of the net proceeds of any additional equity offerings completed;

•	maintain minimum adjusted tangible net worth of at least $10 million at HBMC; and

•	maintain liquidity of at least $35 million.

The amended credit agreement also contains covenants limiting the ability of the Company and its subsidiaries to:

•	liquidate, dissolve, sell all or substantially all of its assets, consolidate or merge with any other entity;

•	transfer or sell all or substantially all of its non-loan assets;

•	grant liens on the collateral securing borrowings under the amended credit agreement;

•	incur additional future indebtedness, under new facilities other than:

-	Indebtedness under other warehousing, repurchasing or mortgage-related financing agreement used to finance the Company’s inventory of mortgage loans and other mortgage-related assets;

-	accounts payable incurred in the ordinary course of business; and

-	up to $20 million of indebtedness incurred in the ordinary course of business, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld; and

•	pay any dividend when any default or event of default exists except, if such default is not a payment default, to the extent necessary to avoid the loss of the Company’s federal tax status as a REIT.

We were in compliance with all warehouse facility financial covenants as of June 30, 2005.

Master Repurchase Agreements

HBMC also uses repurchase agreements to finance a portion of the mortgage loans that it originates. Under these repurchase agreements, HBMC sells a mortgage loan to a counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor. HBMC presently maintains a $150.0 million uncommitted master repurchase agreement with Merrill Lynch Mortgage Capital Inc., which expires on February 24, 2006 upon being amended on February 25, 2005. As of June 30, 2005, there was no outstanding balance under the Merrill Lynch repurchase facility.

We were in compliance with all master repurchase agreement financial covenants as of June 30, 2005.

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

Loan Aggregation Facilities

HomeBanc Funding Corp. and Abetterwayhome Finance, LLC maintain a $500 million uncommitted master repurchase agreement with JPMorgan Chase Bank. This facility matures on July 12, 2006. As of June 30, 2005, the outstanding balance on this facility amounted to $329.5 million.

HomeBanc Funding Corp. II and Abetterwayhome Finance, LLC II maintain a similar $300 million uncommitted master repurchase agreement with Bear Stearns Mortgage Capital Corporation. As of June 30, 2005, the outstanding balance on this facility amounted to $75.6 million. This facility matures on September 12, 2005.

These facilities are used to purchase adjustable-rate mortgage loans from HBMC and to aggregate mortgage loans to be held for investment until they are securitized.

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

We were in compliance with all financial covenants in each of the aggregation facilities as of June 30, 2005.

Trust Preferred Securities

During the second quarter of 2005, we formed HomeBanc Capital Trust I (the “Trust”) to facilitate the issuance of trust preferred securities to a third party investor in a private placement. The Company issued $51.5 million in Junior Subordinated Debentures (the “Debentures”) to the Trust, which in turn issued $50.0 million in trust preferred securities to a third party investor and $1.5 million in common trust securities to the Company. The Debentures and the trust preferred securities mature on June 30, 2035 and are callable by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption after five years. Both the Debentures and the trust preferred securities bear interest at a floating rate equal to three-month LIBOR plus 365 basis points.

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

We seek to securitize our loans in sufficient quantities in an effort to realize efficiencies of scale and better execution. We presently expect that we will complete securitizations periodically depending on production volumes and execution costs. However, at times where we need more liquidity, we may securitize a smaller number of loans and lose some or all of the advantages of larger loan securitizations.

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

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /S&P
A-1	$848,625,000	LIBOR plus 0.25%	Aaa /AAA
A-2	109,783,000	LIBOR plus 0.31%	Aaa /AAA
M-1	21,957,000	LIBOR plus 0.46%	Aa1 /AA+
M-2	30,190,000	LIBOR plus 0.49%	Aa2 /AA+
M-3	11,527,000	LIBOR plus 0.52%	Aa3 /AA
M-4	10,978,000	LIBOR plus 0.70%	A1 / AA-
M-5	24,701,000	LIBOR plus 0.75%	A2 / A
M-6	12,076,000	LIBOR plus 0.80%	A3 / A-
B-1	12,076,000	LIBOR plus 1.25%	Baa1 /BBB+
B-2	12,076,000	LIBOR plus 1.30%	Baa2 / BBB

HMB Acceptance Corp. retained approximately $3.8 million of certificates representing the equity interest in the 2005-1 Trust. The 2005-1 Trust includes approximately $1.097 billion of adjustable-rate, residential first mortgage loans originated by HBMC. Approximately 81.1% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial fixed-rate period of six months or three, five or seven years, based on the six-month LIBOR rate plus margin.

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

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /Fitch
A-1	$142,133,000	LIBOR plus 0.21%	Aaa / AAA
M-1	10,737,000	LIBOR plus 0.45%	Aa2 / AA+
M-2	3,080,000	LIBOR plus 0.49%	Aa3 / AA
M-3	5,633,000	LIBOR plus 0.68%	A2 / A+
M-4	2,464,000	LIBOR plus 0.72%	A3 / A
B-1	2,112,000	LIBOR plus 1.25%	Baa1 / A-
B-2	1,760,000	LIBOR plus 1.40%	Baa2 / BBB+
B-3	1,761,000	LIBOR plus 1.90%	Baa3 /BBB-
B-4	1,232,000	LIBOR plus 2.05%	Ba2 / BBB-

All classes of the 2005-2 Notes listed above were sold to the public except for the B-2, B-3 and B-4 classes, which were retained by the Company.

HMB Acceptance Corp. retained approximately $5.1 million of certificates representing the equity interest in the 2005-2 Trust. The 2005-2 Trust includes approximately $176.0 million of adjustable-rate, residential second mortgage loans originated by HBMC.

On May 27, 2005, we completed our fifth loan securitization, through an offering by HomeBanc Mortgage Trust 2005-3 (the “2005-3 Trust”), of approximately $1.0 billion of notes (the “2005-3 Notes”) backed by adjustable-rate, residential first and second-lien mortgage loans. The approximate amount of each class of the 2005-3 Notes sold to the public, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /S&P
A-1	$831,908,000	LIBOR plus 0.24%	Aaa /AAA
A-2	98,567,000	LIBOR plus 0.31%	Aaa / AAA
M-1	16,264,000	LIBOR plus 0.44%	Aa1 / AA+
M-2	7,393,000	LIBOR plus 0.46%	Aa2 / AA
M-3	5,421,000	LIBOR plus 0.51%	Aa3 / AA-
M-4	9,857,000	LIBOR plus 0.67%	A2 / A
M-5	10,350,000	LIBOR plus 1.23%	Baa2 / BBB
B-1	5,913,000	LIBOR plus 2.10%	Ba2 / BB

All classes of the 2005-3 Notes listed above were sold to the public except for $7.3 million of the M-5 class and all of the B-1 notes which were retained by the Company.

The 2005-3 Trust includes approximately $985.7 million of adjustable-rate, residential first and second-lien mortgage loans originated by HBMC. Approximately 96.4% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial fixed-rate period of six months or three, five or seven years, based on the six-month LIBOR rate plus margin.

We have accounted for all securitizations as debt financing in accordance with the provisions of SFAS No. 140. As of June 30, 2005, HMB Acceptance Corp. also had available capacity of $5.72 billion under an effective shelf registration statement available for future securitizations of mortgage loans.

Recent Accounting Developments

On May 5, 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard carries forward certain provisions of the previous guidance including, but not limited to, the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. The standard did, however, alter the requirements with respect to the accounting for and reporting of a change in accounting estimate. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The new standard requires retrospective application to prior period’s financial statements unless doing so would be impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with earlier application permitted. The Company does not currently expect that the new guidance will have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires that forfeitures be estimated at grant date and factored into the associated compensation expense calculation. SFAS No. 123(R) required adoption for interim periods beginning after June 15, 2005. The Company previously planned to adopt this standard as of January 1, 2005; however, on April 14, 2005, the SEC approved Release No. 33-8568 (the “SEC release”) delaying the effective date of SFAS No. 123(R) making it effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the issuance of the SEC Release, the Company will adopt this standard on January 1, 2006 and is still in the process of quantifying the impact that implementation will have upon the Company’s financial condition, results of operations and cash flows.

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

Our loans held for investment as of June 30, 2005 were primarily comprised of mortgage loans that have interest rates that change at one-month or six-month intervals based on changes in LIBOR. In addition, a portion of the loans that are held for investment are hybrid adjustable-rate loans, which carry an initial fixed coupon rate for the first three, five or seven years, with interest rates that reset each six months thereafter based on the six-month LIBOR rate plus a margin. These mortgage loans also have lifetime caps (maximum allowed interest rates).

The table below shows the change in net interest income we estimate would occur from 50 and 100 basis point increases and decreases in interest rates based upon current funding and derivative financial instrument positions. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis

on Mortgage Loans Held for Investment

Interest Rate Change from June 30, 2005	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	$(2,730)	(5.0)%
+50	(1,365)	(2.5)
-50	1,365	2.5
-100	2,730	5.0

Our mortgage loans held for sale as of June 30, 2005 were comprised of adjustable- and fixed-rate mortgage loans. The interest rates on adjustable-rate mortgage loans reset at various intervals and are generally subject to lifetime caps while the rates on fixed-rate loans do not change. We also originate hybrid loans with both fixed and variable pricing components. We presently do not believe that we have significant interest rate risk on our loans held for sale under most of the interest rate scenarios we believe likely to occur. However, should interest rates move significantly before we sell the loans, we would be more significantly affected by the change in interest rates.

Changes in market interest rates affect our estimates of the fair value of our mortgage loans held for sale, rate lock commitments and the fair value of our derivatives which relate to these instruments, including forward sales of mortgage-backed securities and Treasury notes.

The following table summarizes the sensitivity of the fair value of our mortgage loans held for sale and rate lock commitments and of the related derivatives to instantaneous shifts of various magnitudes in the yield curve:

	+100 Basis Points	+50 Basis Points	-50 Basis Points	-100 Basis Points
	(Dollars in millions)
As of June 30, 2005
Change in fair value of mortgage loans held for sale and interest rate lock commitments	$(9.656)	$(4.654)	$4.057	$7.313
Change in fair value of derivative financial instruments related to loans held for sale and interest rate lock commitments	9.812	4.709	(4.123)	(7.702)

Net change	$0.156	$0.055	$(0.066)	$(0.389)

Part I. Item 4: Controls and Procedures

HomeBanc’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information HomeBanc is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

HomeBanc’s management has evaluated, with the participation of HomeBanc’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2005, HomeBanc’s disclosure controls and procedures are effective in ensuring, to a reasonable assurance level, that all material information required to be disclosed and filed in this Report was recorded, summarized and reported within the time period required by the SEC’s rules and forms.

There was no change in HomeBanc’s internal control over financial reporting identified in connection with that evaluation that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, HomeBanc’s internal controls over financial reporting.

HomeBanc has hired, and will continue to hire finance, accounting, securitization and servicing personnel, including several senior executives to oversee these functions, in an effort to continue to meet the requirements of being a public company and to keep these functions on pace with the growth in the Company’s operations. Similarly, HomeBanc assesses, and may change, its technology solutions from time to time to keep pace with growth in the Company’s operations. During July of 2005 HomeBanc implemented a new mortgage servicing platform and associated applications suitable for servicers of private mortgage-backed securitizations.

Part II

Item 1: Legal Proceedings

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

On June 28, 2005, HomeBanc issued an aggregate of $51.5 million of junior subordinated debentures (the “Debentures”) to HMB Capital Trust I (the “Trust”), a Delaware statutory trust formed by HomeBanc to facilitate the issuance by the Trust of an aggregate of $50 million of trust preferred securities to a third party investor, as purchaser and $1.4 million in common securities purchased by HomeBanc. HomeBanc, through the Trust, received net cash proceeds of $48.5 million from the issuance of the trust preferred securities, after payment of expenses. The issuances of the Debentures and the trust preferred securities were issued in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and SEC Regulation D and were exempt from the registration requirements of the Securities Act.

The net proceeds of the issuance were used to repay debt under existing warehouse facilities.

(b) Uses of Proceeds.

None

(c) Repurchases of Equity Securities.

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

The Company held its 2005 Annual Meeting of Shareholders on May 25, 2005. The Company’s shareholders considered two proposals, which are described below.

Proposal 1 – Election of Directors. The Company’s shareholders elected the seven individuals named below to serve as directors for a one-year term expiring at the Company’s 2006 annual meeting of shareholders:

Name	Votes Cast For	Votes Withheld
Patrick S. Flood	48,971,860	288,537
Kevin D. Race	45,314,536	3,945,861
Glenn T. Austin, Jr.	49,143,455	116,942
Lawrence W. Hamilton	49,197,165	63,232
Warren Y. Jobe	48,915,855	344,542
Joel K. Manby	49,200,660	59,737
Bonnie L. Phipps	49,200,660	59,737

Proposal 2 – Approval and Adoption of the HomeBanc Corp. Sales Equity Incentive Plan. The Company’s shareholders approved and adopted the HomeBanc Corp. Sales Equity Incentive Plan (the “Sales Equity Plan”). The purpose of the Sales Equity Plan is to link the personal interests of the mortgage bankers employed by HBMC to those of the Company’s shareholders. The Sales Equity Plan provides that a portion of each participant’s earned commissions will be payable in shares of restricted stock of the Company. Subject to adjustment as described in the Sales Equity Plan, the aggregate number of shares of the Company’s common stock reserved and available for issuance under the Sales Equity Plan is 1,300,000 shares. All shares of common stock issued under the Sales Equity Plan will be purchased on the open market. No treasury shares or newly-issued shares will be awarded under the Sales Equity Plan. The table below sets forth the number of votes cast for and against the Sales Equity Plan, as well as the number of abstentions and broker non-votes on the proposal to approve and adopt the Sales Equity Plan:

Votes cast for	28,951,582
Votes cast against	5,913,232
Abstentions	92,456
Broker non-votes	14,303,127
Total votes	49,260,397

Item 5: Other Information

None

Item 6: Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of HomeBanc Corp. (incorporated by reference from Exhibit 3.1 to HomeBanc Corp.’s Registration Statement on Form S-11 dated July 13, 2004, Registration No. 333-113777 (the “Form S-11”)

3.2	Amendment to the Articles of Incorporation of HomeBanc Corp. (incorporated by reference from Exhibit 3.3 to the Form S-11).

3.3	Bylaws of HomeBanc Corp. (incorporated by reference from Exhibit 3.2 to the Form S-11).

10.1	2005 Bonus Plan for Executive Officers of HomeBanc Corp. (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated April 11, 2005 and filed April 15, 2005).

10.2	Amendment No. 1 to the HomeBanc Corp. 2004 Director Compensation Plan (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K dated April 11, 2005 and filed April 15, 2005).

10.3	Form of 2005 Restricted Stock Unit Award Certificate to Non-Employee Directors (incorporated by reference from Exhibit 10.3 to HomeBanc Corp.’s Current Report on Form 8-K dated April 11, 2005 and filed April 15, 2005).

10.4	HomeBanc Mortgage Corporation 401(k) Retirement Plan (as amended and restated effective April 1, 2005) (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by HomeBanc Corp. with the Securities and Exchange Commission on April 15, 2005).

10.5	4/05 Amendment to Credit Agreement dated as of May 20, 2005 by and among HomeBanc Corp., HomeBanc Mortgage Corporation, JPMorgan Chase Bank and the other lenders named as parties thereto (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated May 20, 2005 and filed May 26, 2005).

10.6	HomeBanc Corp. Sales Equity Incentive Plan (incorporated by reference to Annex C to HomeBanc Corp.’s definitive proxy statement for its 2005 Annual Meeting of Shareholders dated April 22, 2005 and filed with the Securities and Exchange Commission on April 22, 2005).

10.7	Mortgage Loan Purchase Agreement, dated as of May 1, 2005, by and between HMB Acceptance Corp. and HomeBanc Corp. (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated May 27, 2005 and filed June 3, 2005).

10.8	Trust Agreement, dated as of May 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K dated May 27, 2005 and filed June 3, 2005).

10.9	Transfer and Servicing Agreement, dated as of May 1, 2005, by and among HomeBanc Mortgage Trust 2005-3, HMB Acceptance Corp., U.S. Bank National Association, Wells Fargo Bank, National Association and HomeBanc Corp. (incorporated by reference from Exhibit 10.3 to HomeBanc Corp.’s Current Report on Form 8-K dated May 27, 2005 and filed June 3, 2005).

10.10	Indenture, dated as of May 1, 2005, by and among HomeBanc Mortgage Trust 2005-3 and U.S. Bank National Association (incorporated by reference from Exhibit 10.4 to HomeBanc Corp.’s Current Report on Form 8-K dated May 27, 2005 and filed June 3, 2005).

10.11	6/05 Amendment to Credit Agreement dated as of June 24, 2005 by and among HomeBanc Corp., HomeBanc Mortgage Corporation, JPMorgan Chase Bank and the other lenders named as parties thereto (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated June 30, 2005 and filed June 30, 2005).

10.12	Purchase Agreement dated June 28, 2005, among HomeBanc Corp., HMB Capital Trust I and Bear, Stearns & Co. Inc. or its assignee (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K dated June 30, 2005 and filed June 30, 2005).

10.13	Amended and Restated Trust Agreement dated June 28, 2005, among HomeBanc Corp., as Depositor, Wells Fargo Bank, National Association, as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and James Krakau and John Kubiak, as administrative trustees (incorporated by reference from Exhibit 10.3 to HomeBanc Corp.’s Current Report on Form 8-K dated June 30, 2005 and filed June 30, 2005).

10.14	Junior Subordinated Indenture dated June 28, 2005, between HomeBanc Corp. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.4 to HomeBanc Corp.’s Current Report on Form 8-K dated June 30, 2005 and filed June 30, 2005).

*11	Statement Regarding Computation of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 5 to the condensed consolidated financial statements included in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2005.

HOMEBANC CORP.

August 12, 2005	By:	/s/ PATRICK S. FLOOD
Patrick S. Flood
Chairman and Chief Executive Officer

August 12, 2005	By:	/s/ KEVIN D. RACE
Kevin D. Race
Chief Financial Officer