Form 10-Q
period 2005-09-30
HOMEBANC CORP
filed 2005-11-14
CIK 1283683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at November 8, 2005
Common Stock, $0.01 par value per share	56,620,592

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

It is important to note that the description of our business, in general, and our mortgage-backed securities financings, in particular, is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, and the types of assets we hold, the amount of leverage we use, the liabilities we incur, our hedging activities and other characteristics of our assets and liabilities are subject to reevaluation and change from time to time without notice.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions and general consumer confidence and spending habits;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations, applicable to both corporate and individual taxpayers, and changes in the regulation of Fannie Mae and Freddie Mac and the related changes in their required capital and activities;

•	federal and state regulations governing the mortgage lending industry, and the risk that changes in or application of such regulations may adversely impact our business or make compliance more difficult or expensive;

•	the risks of changes in interest rates on our mortgage loan production and our interest rate sensitive assets and liabilities;

•	interest rate risks and credit risks of customers;

•	loan loss experience and the rate of loan charge-offs;

•	risks inherent in originating mortgage loans, including the risks of early principal repayment and fluctuations in collateral values;

•	the percentage of applications that will result in closed loans;

•	loss experience arising from alleged breaches of representations and warranties provided to buyers of mortgage loans originated by us and sold to third parties;

•	risks in our ability to execute changes in our business strategy and to meet the requirements for operation as a REIT;

•	our lack of experience as a servicer of mortgage loans;

•	competition that we face, as well as the general effects of competition from a wide variety of local, regional, national and other originators and sellers of mortgage loans, and changes in the secondary mortgage market and investors therein;

•	risks in our ability to raise additional capital or enter into additional financing arrangements on terms that are attractive to us;

•	the failure of assumptions underlying the establishment of reserves for loan losses and other estimates, including those used to develop hedging and interest rate risk management strategies;

•	the uncertainties and costs of litigation;

•	the risks of entering new markets or introducing new products;

•	the risks of mergers, acquisitions, joint ventures and/or divestitures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to integrate operations or achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in GAAP and related industry practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our industry or in the rate of growth in the markets that we serve;

•	the effects of war or other conflict, acts of terrorism, natural disasters or other catastrophic events, including hurricanes, that may affect general economic conditions;

•	the effects of weather-related events that may result in property damage as well as a reduction in mortgage loan origination volume or an alteration of the timing when mortgage loans close; and

•	other factors and other information discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including, without limitation, those discussed under “Risk factors,” in the Annual Report on Form 10-K.

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

PART I

Item 1. Financial Statements

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2005	December 31, 2004
	(Dollars in thousands, except per share data)
Assets
Cash	$20,071	$12,232
Restricted cash	6,039	6,877
Mortgage loans held for sale, net	247,363	252,378
Mortgage loans held for investment, net of allowance of $4,547 and $2,870, respectively	5,118,152	2,937,156
Mortgage servicing rights, net	7,501	5,097
Accounts receivable	139,536	34,972
Prepaid assets, net	2,475	3,551
Premises and equipment, net	39,826	33,025
Goodwill, net	39,995	39,995
Deferred tax asset, net	19,664	11,973
Other assets	75,999	22,697

Total assets	$5,716,621	$3,359,953

Liabilities and shareholders’ equity
Warehouse lines of credit	$372,465	$333,783
Aggregation credit facilities	354,457	869,429
Loan funding payable	132,809	69,831
Other liabilities	49,184	49,981
Collateralized debt obligations	4,418,841	1,785,900
Junior subordinated debentures representing obligations for trust preferred securities	51,547	—

Total liabilities	5,379,303	3,108,924

Minority interest	22	16

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Preferred stock – par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – par value $0.01 per share; 150,000,000 shares authorized; 56,613,525 and 45,501,117 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	566	455
Additional paid-in capital	365,687	294,809
Accumulated deficit	(57,933)	(45,950)
Unearned compensation	(907)	—
Accumulated other comprehensive income	29,883	1,699

Total shareholders’ equity	337,296	251,013

Total liabilities and shareholders’ equity	$5,716,621	$3,359,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Revenues
Net gain on sale of mortgage loans	$9,910	$6,371	$30,445	$33,789
Other revenue	3,433	2,358	5,151	4,104
Interest income	69,328	19,644	168,231	36,570
Interest expense	(50,502)	(15,869)	(121,549)	(28,069)

Net interest income	18,826	3,775	46,682	8,501
Provision for loan losses	609	1,095	1,812	1,659
Net interest income after provision for loan losses	18,217	2,680	44,870	6,842
Total revenues	31,560	11,409	80,466	44,735

Expenses
Salaries and associate benefits, net	15,791	14,235	46,249	39,997
Marketing and promotions	6,999	6,263	19,865	17,097
Occupancy and equipment expense	3,907	3,965	11,232	16,872
Depreciation and amortization	2,185	1,606	6,008	4,304
Interest expense, other	—	123	—	869
Minority interest	72	89	197	163
Other operating expense	5,940	5,303	16,621	13,136

Total expenses	34,894	31,584	100,172	92,438

Loss before income taxes	(3,334)	(20,175)	(19,706)	(47,703)
Income tax benefit	(2,551)	(365)	(7,723)	(11,473)

Net loss	$(783)	$(19,810)	$(11,983)	$(36,230)

Net loss per share of common stock outstanding
Basic and diluted	$(0.01)	$(0.53)	$(0.22)	$(2.13)

Dividends declared per share of common stock outstanding	$0.23	$—	$0.42	$—

Weighted average shares of common stock outstanding
Basic and diluted	56,576,611	37,659,516	54,917,937	17,008,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2005	45,501,117	$455	$294,809	$(45,950)	$—	$1,699	$251,013
Comprehensive loss*:
Net loss	—	—	—	(11,983)	—	—	(11,983)
Other comprehensive income, net of taxes:
Net change in unrealized gain on cash flow hedges (net of taxes of $120)	—	—	—	—	—	28,184	28,184

Total comprehensive income							16,201

Issuance of common stock through public offering	10,925,000	109	92,891	—	—	—	93,000
Dividends declared	—	—	(23,702)	—	—	—	(23,702)
Common stock purchased under Sales Equity Plan, net of amortization	—	—	—	—	(907)	—	(907)
Other stock-based compensation	187,408	2	1,689	—	—	—	1,691

Balance at September 30, 2005	56,613,525	$566	$365,687	$(57,933)	$(907)	$29,883	$337,296

*	Total comprehensive loss for the nine months ended September 30, 2004 was $37.1 million. Total comprehensive income (loss) for the three months ended September 30, 2005 was $32.1 million compared to $(21.9) million for the three months ended September 30, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Operating activities
Net loss	$(11,983)	$(36,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,008	4,304
Provision for loan losses	1,812	1,659
Provision for losses associated with certain loan sales and mortgage loans held for sale	2,323	3,720
Capitalization of mortgage servicing rights	(4,991)	(6,276)
Amortization and impairment of mortgage servicing rights	2,587	915
(Gain) loss on disposal of premises and equipment and lease terminations	(289)	5,730
Stock-based compensation, net	1,905	962
Minority interest	6	11
Deferred taxes	(7,571)	(12,132)
Decrease (increase) in restricted cash	838	(4,923)
Decrease (increase) in mortgage loans held for sale, net	2,692	(27,510)
(Increase) decrease in accounts receivable	(104,564)	10,742
Decrease (increase) in prepaid assets	1,076	(1,635)
Increase in other assets	(25,238)	(4,170)
Increase in other liabilities	6,938	12,987

Net cash used in operating activities	(128,451)	(51,846)

Investing activities
Originations of mortgage loans held for investment and principal collections, net	(2,182,808)	(2,017,702)
Purchases of premises and equipment, net	(12,518)	(13,153)

Net cash used in investing activities	(2,195,326)	(2,030,855)

Financing activities
(Decrease) increase in warehouse and aggregation credit facilities, net	(476,290)	908,827
Net change in loan funding payable	62,978	17,197
Proceeds from debt issuance	3,361,560	965,087
Repayment of debt	(677,072)	(52,367)
Proceeds from issuance of common stock, net	93,000	265,352
Purchase of shares under Sales Equity Plan	(1,123)	—
Cash dividends paid	(31,437)	—
Other	—	(92)

Net cash provided by financing activities	2,331,616	2,104,004

Net increase in cash	7,839	21,303
Cash and cash equivalents at beginning of period	12,232	1,722

Cash and cash equivalents at end of period	$20,071	$23,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Basis of Presentation

HomeBanc Corp. (“HomeBanc” or the “Company”) is a Georgia corporation engaged in the business of mortgage banking. The Company was formed on March 17, 2004 to, among other things, hold and service residential mortgage loans. The Company completed its initial public offering (the “Offering”) of 38,750,000 shares of common stock on July 19, 2004. The gross proceeds from the Offering were approximately $288.6 million, excluding the costs related to the Offering, principally $17.3 million in underwriting fees. As more fully discussed below, immediately prior to the Offering, the Company completed a corporate reorganization, through a merger with an affiliate, to meet the requirements for qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company elected to be taxed as a REIT beginning with the tax year ended December 31, 2004.

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

The Company, through HBMC, originates residential mortgage loans through its 21 store locations and its 160 realtor store-in-store locations in the states of Georgia, Florida and North Carolina. HBMC’s mortgage product line includes conforming FNMA/FHLMC mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, including construction-to-permanent and second-lien mortgage loans, nonconforming jumbo loans and a limited volume of sub-prime mortgage loans. The Company’s strategy emphasizes retail residential mortgage loan originations, primarily purchase money mortgages, which are originated in connection with the purchase and sale of real property. The Company augments its production strategy through the formation of strategic marketing alliances (“SMAs”) with residential realtors and home builders who have a significant presence in their markets. As of September 30, 2005, the Company had 230 SMAs, 112 of which were with residential realtors and 118 of which were with home builders.

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

At September 30, 2005, the Company had the following subsidiaries: HBMC; Abetterwayhome Corp.; HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; Abetterwayhome Finance, LLC; Abetterwayhome Finance, LLC II; and HomeBanc Title Partners, LLC. All of these subsidiaries are wholly-owned by the Company, except for HomeBanc Title Partners, LLC, a joint venture in which Security First Title Affiliates, Inc., an unaffiliated insurance agent, owns a 15% equity interest. The joint venture offers title insurance to customers of the Company. HBMC and

Abetterwayhome Corp. have each made elections to be treated as a taxable REIT subsidiary. HomeBanc Funding Corp.; HomeBanc Funding Corp. II; and HMB Acceptance Corp. are treated as qualified REIT subsidiaries. Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II are single-member limited liability companies disregarded for federal income tax purposes and treated for such purposes as divisions of Abetterwayhome Corp.

In addition, the Company or a subsidiary of the Company held all of the equity interests in seven Delaware statutory trusts: HomeBanc Mortgage Trust 2004-1; HomeBanc Mortgage Trust 2004-2; HomeBanc Mortgage Trust 2005-1; HomeBanc Mortgage Trust 2005-2; HomeBanc Mortgage Trust 2005-3; HomeBanc Mortgage Trust 2005-4; and HomeBanc Capital Trust I. These trusts are bankruptcy-remote Delaware statutory trusts used in connection with the Company’s securitization and financing activities and are disregarded entities for federal income tax purposes. In accordance with accounting principles generally accepted in the United States (“GAAP”), all of these entities, except HomeBanc Capital Trust I, are consolidated for financial reporting purposes. HomeBanc Title Partners, LLC is a limited partnership for federal income tax purposes. HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; Abetterwayhome Finance, LLC; Abetterwayhome Finance, LLC II; HomeBanc Mortgage Trust 2004-1; HomeBanc Mortgage Trust 2004-2; HomeBanc Mortgage Trust 2005-1; HomeBanc Mortgage Trust 2005-2; HomeBanc Mortgage Trust 2005-3; and HomeBanc Mortgage Trust 2005-4 are all bankruptcy-remote special purpose entities utilized in the financing of the Company’s operations. HomeBanc Capital Trust I was formed in June 2005 to purchase junior subordinated debentures from the Company funded by the issuance of trust preferred securities to provide financing for the Company’s operations. This entity is a Delaware statutory trust and, in accordance with GAAP, is not consolidated for financial reporting purposes. It is also a disregarded entity for federal income tax purposes.

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

All material intercompany transactions have been eliminated in consolidation. Certain balances in the prior periods have been reclassified to conform to the current presentation.

Unless the context otherwise requires, for purposes of these notes to the condensed consolidated financial statements, the “Company” refers to HomeBanc and the entities it consolidates, as discussed above.

Note 2. Summary of Significant Accounting Policies

The following is a summary of the more significant accounting policies of HomeBanc:

Use of Estimates

The accounting and reporting policies of HomeBanc and its subsidiaries conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Examples of estimates include, but are not limited to, the adequacy of the allowance for loan losses (the “Allowance”), estimates of contingency losses on repurchases of loans and indemnification requests arising from representation and warranty claims, the amount of deferred tax assets that will be realized and estimates of the fair values of financial instruments. Accordingly, actual results and future estimates could differ from the estimates presented.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale include mortgage loans and any related deferred origination fees and costs, including loan officer commissions. Deferred net fees or costs are not amortized during the period the loans are held for sale but are recognized when the loans are sold. Mortgage loans held for sale are carried at the lower of aggregate cost or estimated fair market value as determined by aggregate outstanding commitments from investors or current investor yield requirements. Any adjustment to the carrying amount of loans resulting from the application of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, is considered in the determination of lower of cost or estimated fair market value. Net unrealized losses are recognized in a valuation allowance by charges to income.

Gains and losses on the sale of loans are recognized at the settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. These transactions are treated as sales in accordance with SFAS No. 140. At the time of sale, a reserve is established for estimated contingencies in the form of loss indemnification related to customary standard representations and warranties made in connection with the sale. Contingency reserves related to loan sales are recorded as a component of net gain on sale of mortgage loans. Prior to 2004, the Company sold substantially all of the mortgage loans that it originated on a servicing-released basis to various investors. The Company currently sells, on a servicing-released basis, the majority of the fixed-rate mortgage loans and some adjustable-rate mortgage loans it originates. The Company retains for investment the majority of the prime quality adjustable-rate mortgage loans it originates, including hybrid products, as well as the related servicing rights.

The majority of the loans originated by the Company are in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for sale along with the liquidity of the underlying security.

Mortgage Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. Loans held for investment are recorded at their unpaid principal balance together with the net unamortized deferred loan origination costs, including loan officer commissions, and fees. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Net unearned income or costs are amortized into income over the estimated life of the loan using methods that approximate the interest method. Interest income is accrued based on the outstanding principal amount and contractual terms of each individual loan.

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

Nonperforming Loans and Impaired Loans

The accrual of interest on loans is discontinued at the time the loan is 90 days past due. Past due status is based on contractual terms of the loan. Loans are generally charged off in the period in which an event occurs that confirms the existence of a loss. In all cases, loans are treated as non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans past due 90 days or more totaled $8.2 million, or 0.16% of total loans held for investment, and $3.9 million, or 0.13% of total loans held for investment, at September 30, 2005 and December 31, 2004, respectively. There were no loans past due 90 days or more still accruing interest at September 30, 2005 or December 31, 2004. The amount of interest foregone on nonaccrual loans was not material for any period presented.

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

Under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired when, based on current information, the Company believes it is probable that the Company will not receive all amounts due in accordance with the contractual terms of the underlying loan agreement. The fair value of the loan is then compared with the recorded investment in the loan to determine whether or not a specific reserve is necessary. Due to the fact that all of the Company’s loans held for investment are collateral-dependent, for impairment assessment purposes, a loan’s fair value is determined using the fair value of the underlying collateral. In accordance with SFAS No. 114, the Company reviews its loans for impairment collectively because they represent a large group of homogenous loans.

Mortgage Servicing Rights and Servicing Income

Mortgage servicing rights (“MSRs”) are recognized when a mortgage loan is sold, on a servicing-retained basis, to a third party. In connection with the sale of mortgage loans, a portion of the cost of originating each loan is allocated to the MSRs based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service the loan, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. The expense related to capitalized MSRs is amortized into other revenue in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to their amortized cost. Impairment is determined by stratifying the MSRs into tranches based on predominant risk characteristics, such as interest rate and loan type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance would be recorded as an increase to income.

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

The Company retains the servicing rights for those loans that it finds economically attractive to service. The Company also services construction-to-permanent loans during the construction phase of these mortgage loans. In addition, the Company generally has serviced loans that are the subject of sale transactions for up to 30 days after the loans are sold.

Goodwill and Intangibles

Goodwill relates to the excess of purchase price over net assets acquired in business combinations. Prior to 2002, the Company amortized goodwill over 20 years utilizing the straight-line method. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the cessation of the amortization of goodwill. Accumulated amortization was $3.6 million at both September 30, 2005 and December 31, 2004. Under SFAS No. 142, goodwill and intangible assets are deemed to have indefinite lives and are not amortized but are subjected to impairment testing.

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

Stock-Based Compensation

The Company has elected to adopt the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair-value-based method of accounting for equity awards. The fair value of equity awards granted is estimated as of the date of grant using a Black-Scholes option-pricing model or other fair value estimation methods, as appropriate. Forfeitures are appropriately recognized as they occur. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which requires that forfeitures be estimated at grant date and factored into the associated compensation expense calculation. SFAS No. 123(R) required adoption for interim periods beginning after June 15, 2005. The Company previously planned to adopt this standard as of January 1, 2005; however, on April 14, 2005, the SEC approved Release No. 33-8568 (the “SEC Release”) delaying the effective date of SFAS No. 123(R) making it effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the issuance of the SEC Release, the Company will adopt this standard on January 1, 2006 and is still in the process of quantifying the impact that adoption will have upon the Company’s financial condition, results of operations and cash flows.

Income Taxes

As long as it maintains its election and qualification as a REIT, HomeBanc and its qualified REIT subsidiaries will not be subject to taxation. HomeBanc’s taxable REIT subsidiaries are subject to taxation. For those entities, HomeBanc accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach for accounting and reporting of income taxes. The provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between the book basis and tax basis of assets and liabilities that will result in deductible or taxable amounts in future years when such assets and liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management’s belief that, based upon historical earnings and anticipated future earnings, normal operations or available tax planning strategies will generate sufficient future taxable income to realize these benefits within a relatively short period, generally no more than three years. Certain deferred tax assets (e.g., net operating loss carryforwards (“NOLs”)) may have much longer lives for tax purposes (e.g., 20 years for NOLs). When, in the opinion of management, it is “more likely than not” that the asset will be realized, no valuation allowance is established for deferred tax assets.

Reserve for Contingencies

The Company maintains a reserve for contingencies that represents estimated losses on repurchases and indemnifications arising from representation and warranty claims and probable obligations related to disputes with investors on contractual obligations with respect to mortgage loans sold. The reserve is included in other liabilities in the condensed consolidated balance sheet. Further discussion on the reserve for contingencies is included in Note 8, “Commitments and Contingencies.”

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

Derivatives that are designated to hedge the variability in expected future cash flows of forecasted transactions are considered cash flow hedges. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income and reclassified into earnings during the period in which the hedged transaction occurs. Any ineffectiveness is recorded in current period earnings within the related revenue/expense line item.

The Company must perform a prospective assessment at the inception of each hedging relationship and at least quarterly thereafter to determine whether the derivative is expected to be highly effective in hedging the designated risk. If the derivative is no longer expected to be highly effective in the hedging relationship, hedge accounting must be discontinued prospectively. Retrospective testing must also be performed quarterly when financial statements are produced to determine whether the derivative has been highly effective in achieving risk management objectives. When a hedging relationship fails retrospective testing, hedge accounting is discontinued at the date when the hedge was last demonstrated to be effective.

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

In the case of fair value hedges, when: (1) hedging criteria are no longer met; (2) management de-designates the hedging instrument; or (3) the hedging instrument has expired, been sold, terminated or exercised, the Company discontinues recording changes in fair value of the hedged item and amortizes the existing basis adjustment to earnings over the hedged item’s remaining expected life. For fair value hedges where the hedged item has been sold, matured or terminated, the difference between the carrying value of the hedged item and its fair value is recorded into current earnings.

For cash flow hedges, when: (1) hedging criteria are no longer met; (2) management de-designates the hedging relationship; or (3) the hedging instrument has expired, been sold, terminated or exercised, changes in the value of the derivative are recorded to current earnings, while the net gain or loss previously recorded in other comprehensive income continues to be reported there until the hedged forecasted transaction impacts earnings. When the hedged forecasted transaction is deemed probable to not occur, the amounts recorded in other comprehensive income are immediately released into current earnings.

Derivative financial instruments and hedging activities—business perspective. The Company has developed risk management programs and processes intended to manage market risks associated with the Company’s business activities. Interest rate risk is a predominant risk that further influences a number of other business risks such as pricing risk, prepayment risk, valuation risk, balance sheet management and funding risk. As part of its risk management program, the Company utilizes derivative financial instruments, including interest rate swaps, interest rate basis swaps, forward contracts, interest rate caps and options on forward contracts to manage interest rate risks associated with its balance sheet activities. The Company’s derivative financial instrument positions currently include cash flow hedges and other freestanding derivative financial instruments. The Company does not use derivative financial instruments for speculative purposes.

Loan production activities include the origination of mortgage loans, the warehousing of those loans in inventory and the resale of those loans to investors in the secondary market. The Company utilizes derivative financial instruments to protect against and manage interest rate risk and pricing risk associated with its mortgage loans held for sale and its mortgage pipeline. SFAS No. 133 defines interest rate lock commitments relating to future mortgage loans held for sale as derivative financial instruments, which are marked-to-market through earnings. Similar to mortgage loans held for sale, the fair value of interest rate lock commitments is determined by examining outstanding commitments from investors or current investor yield requirements. The fair value of derivative financial instruments associated with mortgage loans held for sale and the mortgage pipeline is reported on a gross basis and included within other assets or other liabilities, as appropriate.

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

During the second quarter of 2005, the Company formed HomeBanc Capital Trust I to issue trust preferred securities to third party investors and to use the proceeds to purchase junior subordinated debentures from the Company. HomeBanc Capital Trust I used the proceeds from the sale of the trust preferred securities to purchase an aggregate of $51.5 million of junior subordinated debentures issued by the Company. In accordance with FIN No. 46(R), HomeBanc Capital Trust I is not consolidated since the Company neither exercises control over the entity nor maintains status as a variable interest holder in the entity because its obligations to HomeBanc Capital Trust I are predetermined and fixed in nature.

Recent Accounting Pronouncements

On May 5, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard carries forward certain provisions of the previous guidance including, but not limited to, the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. The standard did, however, alter the requirements with respect to the accounting for and reporting of a change in accounting estimate. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The new standard requires retrospective application to prior period financial statements, unless doing so would be impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with earlier application permitted. The Company does not currently expect that the new guidance will have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 3. Mortgage Servicing Rights

The following tables present a reconciliation of the changes in MSRs and the associated valuation allowance for the nine months ended September 30, 2005 (dollars in thousands):

Mortgage Servicing Rights, Net
Beginning balance	$5,097
Mortgage servicing rights capitalized	4,991
Amortization of servicing rights	(1,890)
Change in valuation allowance	(697)

Ending balance	$7,501

Valuation Allowance
Beginning balance	$—
Servicing valuation provision	697

Ending balance	$697

During the nine months ended September 30, 2005, the Company recorded a valuation allowance related to its MSRs of approximately $0.7 million, which reduced the carrying value of the MSRs. During the three months ended September 30, 2005, $0.3 million of previously established valuation allowance was released into income. The release reflects the recovery in fair value of the underlying MSRs to their unamortized cost. No such servicing valuation provision was required during the nine months ended September 30, 2004.

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

The Bear Stearns aggregation credit facility was amended on three separate occasions during 2005 extending the maturity date of that facility from July 14, 2005 to September 12, 2005 on July 13, 2005; from September 12, 2005 to October 11, 2005 on September 12, 2005; and from October 11, 2005 to September 28, 2006 on September 30, 2005. The September 30 amendment also permitted the Company and its subsidiaries to issue certain intercompany indebtedness.

On July 13, 2005, the JPMorgan Chase Bank aggregation credit facility was amended to extend the maturity date of that facility from July 14, 2005 to July 12, 2006.

The JPMorgan Chase Bank warehouse line of credit was amended on May 20, 2005 to extend the maturity date from June 7, 2005 to August 1, 2005. This line of credit was also amended on June 24, 2005 to allow the Company to issue the junior subordinated debentures underlying the issuance of trust preferred securities to third party investors, as described below. On August 1, 2005, this line of credit was amended and restated to extend the maturity date from August 1, 2005 to July 31, 2006 and reduce the borrowing capacity to $500.0 million. The Company has the option, subject to receipt of commitments from existing lenders or new lenders who become parties to the warehouse line of credit, to increase the aggregate commitment level to $750.0 million. On September 30, 2005, this line of credit was further amended to permit the issuance of intercompany debt between HomeBanc Corp. and HomeBanc Mortgage Corporation.

The amended credit agreement contains certain financial covenants which require the Company to:

•	maintain a maximum ratio of total liabilities to adjusted tangible net worth of:

•	20 to 1 from August 1, 2005 until November 30, 2005;

•	25 to 1 on and after November 30, 2005; and

•	20 to 1 on and after the earlier of (a) any public offering of common equity by the Company in 2006 or (b) May 31, 2006;

•	maintain a maximum ratio of total recourse liabilities to adjusted tangible net worth of 3.50 to 1;

•	maintain minimum adjusted tangible net worth of at least $225 million plus an amount equal to 85% of the net proceeds of any additional equity offerings completed;

•	maintain a minimum adjusted tangible net worth of at least $10 million at HBMC;

•	maintain liquidity of at least $35 million;

The amended credit agreement also contains covenants limiting the ability of the Company and its subsidiaries to:

•	liquidate, dissolve, sell all or substantially all of their assets, consolidate or merge with any other entity;

•	transfer or sell all or substantially all of their non-loan assets;

•	grant liens on the collateral securing borrowings under the amended credit agreement;

•	incur additional future indebtedness, under new facilities other than:

•	indebtedness under other warehousing, repurchasing or mortgage-related financing agreements used to finance the Company’s inventory of mortgage loans and other mortgage-related assets;

•	accounts payable incurred in the ordinary course of business;

•	up to $20 million of indebtedness incurred in the ordinary course of business, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld;

•	certain intercompany indebtedness; and

•	up to $50 million of indebtedness issued by the Company to HMB Capital Trust I to support the issuance of trust preferred securities;

•	pay any dividend when any default or event of default exists except, if such default is not a payment default, to the extent necessary to avoid the loss of the Company’s federal income tax status as a REIT.

Collateralized Debt Obligations

On February 23, 2005, the Company completed an offering to the public, through HomeBanc Mortgage Trust 2005-1 (the “2005-1 Trust”), of approximately $1.1 billion of notes (the “2005-1 Notes”) backed by adjustable-rate, residential first-lien mortgage loans. The Company has accounted for the securitization as a secured borrowing for both financial reporting and tax purposes. The approximate amount of each class of the 2005-1 Notes sold to the public, together with the interest rate and the initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

In connection with the issuance of the 2005-1 Notes, the Company incurred costs of $3.4 million, which are being amortized monthly in proportion to the outstanding balance of the 2005-1 Notes. The Company also paid premiums of $5.1 million for interest rate caps designated in cash flow hedging relationships of future interest payments associated with the 2005-1 Notes.

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

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /Fitch
A-1	$142,133,000	LIBOR plus 0.21%	Aaa /AAA
M-1	10,737,000	LIBOR plus 0.45%	Aa2 /AA+
M-2	3,080,000	LIBOR plus 0.49%	Aa3 / AA
M-3	5,633,000	LIBOR plus 0.68%	A2 / A+
M-4	2,464,000	LIBOR plus 0.72%	A3 / A
B-1	2,112,000	LIBOR plus 1.25%	Baa1 / A-
B-2	1,760,000	LIBOR plus 1.40%	Baa2 /BBB+
B-3	1,761,000	LIBOR plus 1.90%	Baa3 /BBB-
B-4	1,232,000	LIBOR plus 2.05%	Ba2 /BBB-

All classes of the notes listed above were sold to the public except for the B-2, B-3 and B-4 classes, which were retained by the Company.

In connection with the issuance of the 2005-2 Notes, the Company incurred costs of $0.8 million, which are being amortized monthly in proportion to the outstanding balance of the 2005-2 Notes.

On May 27, 2005, the Company completed its fifth loan securitization, through an offering by HomeBanc Mortgage Trust 2005-3 (the “2005-3 Trust”), of approximately $1.0 billion of notes (the “2005-3 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2005-3 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

All classes of the 2005-3 Notes listed above were sold to the public except for $7.3 million of the M-5 class and all of the B-1 class, which were retained by the Company.

In connection with the issuance of the 2005-3 Notes, the Company incurred costs of $3.1 million, which are being amortized monthly in proportion to the outstanding balance of the 2005-3 Notes. The Company also paid premiums of $1.9 million for interest rate caps designated in cash flow hedging relationships of future interest payments associated with the 2005-3 Notes. As previously discussed, the premiums paid are allocated to the periods in which the cash flows are expected to take place and subsequently recognized into expense as they occur.

On August 30, 2005, the Company completed its sixth loan securitization, through an offering by HomeBanc Mortgage Trust 2005-4 (the “2005-4 Trust”), of approximately $1.1 billion of notes (the “2005-4 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2005-4 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /S&P
A-1	$932,897,800	LIBOR plus 0.27%	Aaa /AAA
A-2	112,059,800	LIBOR plus 0.33%	Aaa /AAA
M-1	13,447,200	LIBOR plus 0.47%	Aa1 /AA+
M-2	11,766,300	LIBOR plus 0.49%	Aa2 /AA+
M-3	7,283,900	LIBOR plus 0.54%	Aa3 /AA+
M-4	11,766,300	LIBOR plus 0.65%	A2 / AA
M-5	13,447,200	LIBOR plus 1.50%	NR / A
B-1	12,326,600	LIBOR plus 2.10%	NR / BBB
B-2	5,603,000	LIBOR plus 2.10%	NR /BB

All classes of the 2005-4 Notes listed above were sold to the public except for the M-4, M-5, B-1 and B-2 classes, which were retained by the Company.

In connection with the issuance of the 2005-4 Notes, the Company incurred costs of $3.2 million, which are being amortized monthly in proportion to the outstanding balance of the 2005-4 Notes. The Company also entered into interest rate swaps to economically hedge the variability of cash flows associated with the 2005-4 Notes representing $1.0 billion in notional value at inception with an amortizing notional balance intended to correspond to the forecasted balances of the underlying securitized loans.

As of September 30, 2005, $4.4 billion in mortgage loans classified as held for investment in the condensed consolidated balance sheet were pledged as collateral for the 2004-1, 2004-2, 2005-1, 2005-2, 2005-3 and 2005-4 Notes.

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

For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities allow us to include the trust preferred securities issued by HomeBanc Capital Trust I as equity.

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

Earnings per share of common stock have been computed based on the following (dollars in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net loss	$(783)	$(19,810)	$(11,983)	$(36,230)

Net loss per common share outstanding
Basic and diluted	$(0.01)	$(0.53)	$(0.22)	$(2.13)

Weighted average shares of common stock outstanding
Basic and diluted	56,576,611	37,659,516	54,917,937	17,008,826

Excluded from the computation of diluted shares for the three- and nine-month periods ended September 30, 2005 were approximately 1.3 million stock appreciation rights (“SARs”) and approximately 0.9 million restricted stock units (“RSUs”) because the effect would be antidilutive due to the Company’s loss applicable to common stock. Similarly, approximately 1.2 million SARs and approximately 0.7 million RSUs were excluded from the computation of diluted shares for the three- and nine-month periods ended September 30, 2004 because the effect would be antidilutive.

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

As initially structured, SARs granted in 2004 included tandem dividend equivalent rights in the form of restricted stock units that were converted to shares of common stock when the SAR is exercised. During the third quarter of 2005, the terms of the SARs granted during 2004 were amended to provide that any associated accumulated restricted stock units in which the grantee was vested as of the anniversary date of the grant would be converted to shares of the Company’s common stock and delivered to the holder on such anniversary date. The impact of the modification was not material. SARs granted in 2005 do not include tandem dividend rights.

The following assumptions were used for grants of SARs during the first quarter of 2005: expected dividend yield of 7.19%; expected volatility of 20.0%; risk-free interest rate of 4.11%; and an expected life of 6.5 years. The assumptions used during the second quarter of 2005 were an expected dividend yield of 10.0%, expected volatility of 20.0%, a risk-free interest rate of 4.0% and an expected life of 6.5 years. The assumptions used during the third quarter of 2005 were an expected dividend yield of 11.03%, expected volatility of 25.0%, a risk-free interest rate of 4.04% and an expected life of 6.5 years.

During the three- and nine-month periods ended September 30, 2005, the Company recognized $0.2 million and $0.6 million in compensation expense, respectively, related to SARs. During the nine-month period ended September 30, 2004, the Company recognized $0.2 million in compensation expense related to SARs, all of which was recognized during the quarter ended September 30, 2004.

Restricted Stock Units

RSUs represent the right to receive shares of common stock in the future, subject to the satisfaction of vesting requirements. Until the RSUs are settled on each applicable vesting date and stock is delivered, the grantee does not own actual shares of stock and, therefore, does not have voting rights or receive dividends. RSUs granted in 2004 included tandem dividend equivalent rights, according to which the dollar amount of any dividends paid on the Company’s common stock is converted to additional RSUs based on the stock price at the dividend payment date and credited to the account of the grantee. Such additional RSUs are subject to the same forfeiture and transfer restrictions and payment terms as apply to the RSUs with respect to which they relate. RSUs granted to HomeBanc associates in 2005 also include dividend equivalent rights paid in the form of cash as opposed to additional RSUs. Dividend equivalent rights associated with RSUs granted to non-employee members of the board of directors during 2005 continue to be paid in the form of additional RSUs.

During the three- and nine-month periods ended September 30, 2005, the Company recognized $0.5 million and $1.3 million in compensation expense, respectively, related to RSUs. During the nine-month period ended September 30, 2004, the Company recognized $0.3 million in compensation expense related to RSUs, all of which was recognized during the quarter ended September 30, 2004.

Sales Equity Plan

During the second quarter of 2005, the Company’s shareholders approved the HomeBanc Corp. Sales Equity Incentive Plan (the “Sales Equity Plan”). The Sales Equity Plan offers an enhanced commission structure to the Company’s loan officers in the form of Company stock when certain individual performance targets are met. The plan administrator purchases shares of HomeBanc common stock in the open market on a quarterly basis and holds them on behalf of the participants subject to vesting requirements. Compensation expense recognized during the three- and nine-month periods ended September 30, 2005 was approximately $0.1 million and $0.2 million, respectively. Unearned compensation in the condensed consolidated balance sheet at September 30, 2005 represents the cost, based on date of grant, of 122,754 shares of restricted stock awarded under the Sales Equity Plan, net of the related amortization expense.

Note 7. Income Taxes

Applicable income taxes for the three months ended September 30, 2005 were a net benefit of $2.6 million, compared to a net benefit of $0.4 million for the three months ended September 30, 2004. Applicable income taxes for the nine months ended

September 30, 2005 were a net benefit of $7.7 million, compared to a net benefit of $11.5 million for the nine months ended September 30, 2004. At September 30, 2005, the Company had a net deferred tax asset of $19.7 million, compared to a net deferred tax asset of $12.0 million at December 31, 2004. The results for the nine months ended September 30, 2005 include a gross benefit of $11.1 million and a valuation allowance of $3.4 million, which is further discussed below. The Company did not have a valuation allowance for any period prior to March 31, 2005.

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

In accordance with GAAP, management must make an assessment, at the end of each reporting period, of the likelihood that the recorded net deferred tax asset will be realized. The net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the net deferred tax asset will not be realized within a relatively short period, generally no more than three years. The available evidence includes consideration of:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback year(s) if carryback is permitted under the tax law; and

•	Tax planning strategies that would, if necessary, be implemented to utilize net operating loss carryforwards.

The Company’s net deferred tax asset at September 30, 2005 includes an asset of $26.9 million arising from net operating losses of HBMC. These net operating losses will expire in 20 years for federal income tax purposes, currently ranging from 2024 to 2025. After consideration of management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income, management has concluded that $3.4 million of the net deferred tax asset at September 30, 2005 is currently unlikely to be realized within a three-year period. Accordingly, the net deferred tax asset at September 30, 2005 includes a valuation allowance of $3.4 million, which was charged as a reduction to income tax benefit.

During the three months ended September 30, 2005, the Company released $1.1 million in previously recorded valuation allowance because available tax planning strategies that could be invoked to generate taxable income at September 30, 2005 made it more likely than not that the amount of net deferred tax asset that will be realized had increased by $1.1 million.

Note 8. Commitments and Contingencies

The Company maintains a reserve for contingencies arising in connection with loan sales to third parties. Total reserves, including valuation allowances, if any, related to individual mortgage loans held for sale and reserves for contingency losses anticipated in association with investor repurchase and indemnification requests, were $6.0 million and $4.5 million at September 30, 2005 and December 31, 2004, respectively.

The nature of the Company’s business requires compliance with various state and federal lending laws and exposes the Company to a variety of legal proceedings and matters in the ordinary course of business, primarily related to its loan servicing activities, foreclosures, real estate settlements, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company also is subject to legal proceedings from time to time, which generally have related to employee and employment issues. The Company presently believes that all of the proceedings to which it is subject, taken as a whole, will not have a material adverse impact on its financial condition or results of operations.

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

During the second quarter of 2005, the Company de-designated interest rate basis swaps representing $400.0 million in notional value previously designated in cash flow hedging relationships to reduce basis risk existing between collateralized debt obligations and the related loans that these obligations were used to finance. The associated market value recorded in accumulated other comprehensive income of $0.2 million will be reclassified into earnings when the forecasted interest payments impact earnings.

During the third quarter of 2005, the Company determined that one interest rate swap representing $25.0 million in notional value previously designated in a cash flow hedging relationship of forecasted interest payments on collateralized debt obligations was no longer effective and, therefore, discontinued hedge accounting as of June 30, 2005, the last date at which the hedge was proven to be an effective hedging instrument. The change in fair value of the swap during the three months ended September 30, 2005 of $0.5 million was recognized into income, as a reduction of interest expense, during the third quarter. The associated market value recorded in accumulated other comprehensive income of $(20,000) as of June 30, 2005 was reclassified into earnings during the quarter ended September 30, 2005 because the designated forecasted transactions were deemed probable of not occurring.

Ineffectiveness recorded on qualifying cash flow hedges during the nine months ended September 30, 2005 amounted to $1.5 million and was recorded as an offset to interest expense. The ineffectiveness resulted from the fact that, in management’s opinion, certain forecasted interest payments were no longer deemed probable of occurring as of September 30, 2005 due to an increase in actual and anticipated prepayment speeds on the loans underlying collateralized debt obligations.

A summary of the Company’s positions with respect to its derivative financial instruments by hedging category and designated hedged item, where appropriate, follows:

	September 30, 2005			December 31, 2004
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges
Interest rate swaps (debt)	$2,755,000	$30,664	$(629)	$750,000	$436	$(1,536)
Interest rate basis swaps (debt/loans)	—	—	—	400,000	92	(15)
Interest rate caps (debt)	2,056,289	10,191	—	368,562	3,964	—
Other Derivative Instruments
Interest rate lock commitments	145,346	—	(468)	66,341	95	—
Forward contracts	265,439	1,259	(21)	138,922	—	(296)
Interest rate basis swaps	300,000	226	—	—	—	—
Interest rate swaps- pay fixed	1,566,835	4,523	(35)	25,000	32	—
Interest rate swaps- pay floating	1,041,835	—	(2,942)	—	—	—

Part I. Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a Georgia corporation formed in March 2004 to own, continue and expand the business of HBMC, a residential mortgage banking company. HBMC and its predecessors have been in the residential mortgage loan origination business for over 20 years. We focus our mortgage origination activities primarily on prime one-to-four family residential purchase money mortgage loans (those originated in connection with the purchase and sale of real property) rather than mortgage refinancings. While the definition of “prime” loans varies from company to company, we consider “prime” loans to be loans that satisfy our prescribed investment criteria, namely loan product type, credit scores and loan-to-value ratios. We presently focus on select markets within the states of Georgia, Florida and North Carolina. Our goal is to focus on markets where we believe the demographics, including population growth, new one-to-four family building permits, and sales of new and existing homes, provide opportunities to originate purchase money mortgage loans in sufficient volume to support our offices and growth objectives.

Historically, HBMC sold substantially all of the mortgage loans that it originated to third parties in whole loan and securitized form and financed its operations through warehouse and repurchase lines of credit. In addition, HBMC historically did not service any loans, other than construction-to-permanent loans during the construction phase.

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

Adjustable-Rate Mortgage Loan Retention Strategy. In February 2004, we began to hold for investment a majority of the prime adjustable-rate mortgage loans we originate, while continuing to sell a majority of our fixed-rate mortgage loan originations. As a result, our revenues and losses for the nine months ended September 30, 2005 reflect changes in the business strategy during which we, through our affiliates, continued to retain and aggregate a significant amount of our total loan origination volume, rather than selling those loans to generate gains on sale.

We have historically sold and presently expect to continue selling the majority of the fixed-rate mortgage loans that we originate. We believe that, due to the complexity of some interest-only, adjustable-rate mortgage products, pricing within the secondary whole loan mortgage market does not always accurately reflect their true economic value. The majority of mortgage loans retained by us in the first nine months of 2005 were, and in our future operations will continue to be, adjustable-rate mortgage loans with rates based on the London Interbank Offered Rate or “LIBOR.”

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

Securitization Strategy. We finance the mortgage loans retained by us through debt and equity offerings, primarily securitization transactions treated as debt for financial reporting and tax purposes, which provide substantially matched-funded, long-term financing with lower interest rates than short-term debt facilities. During the first nine months of 2005, we continued to execute our securitization strategy by completing four additional securitization transactions representing approximately $3.3 billion of notes backed by adjustable-rate, residential first- and second-lien mortgage loans. See “Liquidity and Capital Resources- Loan Securitizations,” for further discussion.

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

Our 2004 reorganization resulted in accounting treatment similar to a pooling of interests, and the condensed consolidated financial statements of HomeBanc Corp. include the results of HomeBanc Corp.’s predecessor companies prior to HomeBanc Corp.’s initial public offering completed on July 19, 2004.

Industry Outlook

According to the Mortgage Bankers Association (“MBA”) projections as of October 26, 2005, total mortgage originations are expected to remain virtually unchanged during 2005 compared with 2004 with a forecasted 15% increase in purchase money mortgage originations being completely offset by a forecasted decline in refinancing originations. These projections include the impact of home equity and sub-prime lending, which have experienced substantial growth and are products in which the Company does not participate to a significant degree. We believe ourselves to be relatively well-positioned to take advantage of these market conditions due to our focus on the purchase money portion of the market and, therefore, expect to realize growth in originations of 15% in 2005 when compared with 2004. Our focus remains on utilizing traditional retail mortgage loan origination channels and developing and expanding our strategic marketing alliances with residential realtors and homebuilders.

The southeastern United States, where we operate, is susceptible to hurricane activity. We do not currently expect hurricane activity during the 2005 season to have a significant impact on our business.

Critical Accounting Policies

There have been no material changes in the critical accounting policies disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Financial Condition Discussion

Balance Sheet Component	Balance at December 31, 2004	Balance at September 30, 2005	$ Change	% Change
	(Dollars in thousands)
Cash	$12,232	$20,071	$7,839	64.1%
Restricted cash	6,877	6,039	(838)	(12.2)
Mortgage loans held for sale, net	252,378	247,363	(5,015)	(2.0)
Mortgage loans held for investment, net	2,937,156	5,118,152	2,180,996	74.3
Mortgage servicing rights, net	5,097	7,501	2,404	47.2
Accounts receivable	34,972	139,536	104,564	299.0
Premises and equipment, net	33,025	39,826	6,801	20.6
Other assets	22,697	75,999	53,302	234.8
Other liabilities	49,981	49,184	(797)	(1.6)
Loan funding payable	69,831	132,809	62,978	90.2
Warehouse lines of credit	333,783	372,465	38,682	11.6
Aggregation credit facilities	869,429	354,457	(514,972)	(59.2)
Collateralized debt obligations	1,785,900	4,418,841	2,632,941	147.4
Junior subordinated debentures representing obligations for trust preferred securities	—	51,547	51,547	NA
Shareholders’ equity	251,013	337,296	86,283	34.4

The following discussion should be read in conjunction with the table above:

Cash

Cash increased from December 31, 2004 to September 30, 2005 because the increase in our borrowings, the net proceeds received from our second equity offering and the issuance of trust preferred securities by HomeBanc Capital Trust I exceeded the cash requirements for growth in mortgage loans held for investment and our operating activities in the current period. Details regarding changes in cash balances are provided in HomeBanc Corp.’s condensed consolidated statement of cash flows.

Restricted Cash

Restricted cash exhibited little change from December 31, 2004 to September 30, 2005 as there was only a slight reduction in the collateral requirements associated with outstanding derivative financial instruments.

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

Mortgage Loans Held for Investment, Net

Mortgage loans originated by HBMC and transferred to HomeBanc Corp. are classified as “mortgage loans held for investment.” Mortgage loans held for investment represent mortgage loans that we intend to hold for the foreseeable future and are carried at cost, less an allowance for loan losses reflecting losses inherent in the portfolio along with the net unamortized deferred loan origination costs, including loan officer commissions, and fees. The substantial majority of the mortgage loans held for investment balance represents either loans serving as collateral for collateralized debt obligations resulting from securitization transactions accounted for as securitized borrowings, or loans being aggregated for future securitization transactions. Fluctuations in mortgage loans held for investment are dependent upon loan production seasonality, scheduled loan principal repayments and prepayments, loan charge-offs and our ability to securitize mortgage loans at HomeBanc Corp. Mortgage loans held for investment grew from December 31, 2004 to September 30, 2005 as we continued to execute our business strategy of retaining for investment a majority of the prime quality adjustable-rate loans that we originate. Overall growth in mortgage loans held for investment was somewhat diminished as a result of an acceleration in loan prepayments during 2005, which peaked at a constant prepayment rate (“CPR”) of 29% during the three months ended September 30, 2005.

The allowance for loan losses increased from $2.9 million, or 0.10% of mortgage loans held for investment, at December 31, 2005, to $4.5 million, or 0.09% of mortgage loans held for investment, as of September 30, 2005. The Company only began retaining loans for investment during the first quarter of 2004 and, therefore, has not yet seen any significant charge-off activity or noticeable deterioration in credit quality. Loans 90 days past due increased from $3.9 million, or 0.13% of the $2.9 billion loan balance, at December 31, 2004 to $8.2 million, or 0.16% of the $5.1 billion loan balance, at September 30, 2005. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses as necessary to maintain the adequacy of the allowance for loan losses.

Mortgage Servicing Rights, Net

The increase in the balance of mortgage servicing rights was due to the fact that the capitalization of mortgage servicing rights related to loans sold on a servicing-retained basis during the first nine months of 2005 of $5.0 million exceeded amortization expense of $1.9 million and a valuation allowance for impairment of $0.7 million, which resulted primarily from the current interest rate environment, which generated an increase in both current and anticipated prepayment speeds.

Accounts Receivable

Accounts receivable represents amounts due from the custodians of the trust entities organized to facilitate securitization activity for our interest in payments received from borrowers of the underlying loans. As the balance of our securitized assets grows, we expect the accounts receivable balance to also grow. The increased balance was, therefore, the result of the four securitizations completed during the first nine months of 2005 as well as an increase in the level of borrower payoff activity leading up to September 30, 2005.

Premises and Equipment, Net

The increase in premises and equipment was primarily the result of capitalized costs related to investments in HomeBanc Way II, a new comprehensive software system designed to increase productivity and improve customer service.

Other Assets

The increase in other assets was primarily associated with securitization and derivative financial instrument-related activity. The Company capitalized $10.5 million in deferred financing fees incurred in connection with the four securitization transactions completed during the first nine months of 2005. The value of derivative financial instruments designated in cash flow hedging relationships of the anticipated interest payments on collateralized borrowings increased by $37.3 million from December 31, 2004, including $6.9 million in premiums paid for interest rate caps during the first nine months of 2005. The value of derivative financial instruments not designated in hedging relationships and therefore classified as trading as of September 30, 2005 increased by $5.9 million from December 31, 2004.

Loan Funding Payable

Loan funding payable represents amounts outstanding as a result of loan closings. As loans are closed, a liability is established pending the wire transfer to the closing agent or clearing of the closing check disbursement. The balance will, therefore, fluctuate based upon the timing of loan closings and relates primarily to loans funded during the week leading up to each period-end.

Borrowings

Warehouse lines of credit are used to finance mortgage loans held for sale and, therefore, increase or decrease based upon loan production seasonality, cyclical trends and our investors’ ability to purchase mortgage loans on a timely basis. The total borrowings balance has continued to grow as a result of financing requirements associated with the adjustable-rate mortgage loan retention strategy. We use aggregation credit facilities to finance our mortgage loans held for investment until such time as we are able to securitize these loans. The aggregation credit facilities decreased and collateralized debt obligations increased from December 31, 2004 to September 30, 2005 as a result of the four securitizations that took place during the first nine months of 2005, representing approximately $3.3 billion in new borrowings. The balance of our aggregation credit facilities may fluctuate from period to period depending on the timing of our securitization transactions. The four securitization transactions completed during 2005 were accounted for as secured borrowings with the substantial majority of the debt instruments issued to third party investors.

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

Shareholders’ Equity

We completed a second public equity offering of 10,925,000 shares of HomeBanc common stock during the first quarter of 2005. The net proceeds received by us increased equity by $93.0 million. The net loss recognized during the nine-month period ended September 30, 2005 of $12.0 million and the $23.7 million in dividends declared decreased our shareholders’ equity. The impact of these decreases was offset by a $28.2 million increase in accumulated other comprehensive income resulting from an increase in the fair value of derivative financial instruments designated in cash flow hedging relationships and a $1.7 million increase resulting from certain stock-based compensation extended to associates. Unearned compensation, representing a deduction from equity, increased during the current quarter by $0.9 million. This balance represents the unvested portion of shares purchased for the Company’s loan officers under the HomeBanc Corp. Sales Equity Incentive Plan (the “Sales Equity Plan”). Details regarding changes in shareholders’ equity balances are provided in HomeBanc Corp.’s condensed consolidated statement of changes in shareholders’ equity.

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Overview

When compared with the third quarter of 2004, our results of operations for the three months ended September 30, 2005 were significantly affected by: (1) the growth of our portfolio of loans held for investment; and (2) the second public offering of our common stock in February 2005.

Industry data obtained from the MBA as of October 26, 2005 estimated an increase of 20% in total mortgage originations in the third quarter of 2005 when compared to the same period in 2004. This estimated increase includes the impact of home equity and sub-prime lending, which have experienced substantial growth and are products in which the Company does not participate to a significant degree. Our total loan volume in the third quarter of 2005, when compared to the same period in 2004, increased 26%, which compares favorably to the MBA data cited above. We originated $1.81 billion of total mortgage loans in the third quarter of 2005, including approximately $1.33 billion in purchase money mortgage loan originations and $0.48 billion in refinancing originations, compared to $1.43 billion of total mortgage loans, including $1.21 billion and $0.22 billion, respectively, of purchase money and refinancing originations in the third quarter of 2004. Purchase money mortgage loan originations, which represented 74% of our total originations for the third quarter of 2005, increased 10% compared to the same period in 2004. Refinancing originations, which represented 26% of our total originations during the third quarter of 2005, have increased 116% when compared to the same period in 2004. The large increase in refinancing originations resulted from customers seeking to fix the interest rate of their mortgage loans for a longer period of time through hybrid ARMs and other products as a result of the rising interest rate environment. We originated approximately $1.26 billion of adjustable-rate mortgage loans and $0.55 billion of fixed-rate mortgage loans during the third quarter of 2005, compared to $1.09 billion and $0.34 billion, respectively, of such loans in the third quarter of 2004. In the third quarter of 2005, 69% of our total mortgage loan originations were adjustable-rate loans, compared to 76% during the third quarter of 2004. We believe that the fact that the growth in our loan originations continues to outpace growth in the overall market was largely due to continued success in developing our strategic marketing alliances and maintaining our focus on the purchase money mortgage market, which has historically exhibited more stability than the refinance market. Similarly, loan application volume of $2.0 billion during the third quarter of 2005 exceeded the $1.6 billion in volume during the third quarter of 2004.

We utilize derivative financial instruments in an effort to mitigate interest rate risk, primarily to insulate our borrowing costs and yields on loans held for investment from interest rate changes. Some of our derivative financial instruments qualify and have been designated as cash flow hedges in accordance with SFAS No. 133. Other derivative financial instruments that we use either do not qualify or have not been designated in cash flow hedging relationships and are considered part of our trading portfolio. We do not use derivative financial instruments for speculative purposes, and while certain of these financial instruments are not in designated hedging relationships, they nevertheless serve to mitigate our exposure to interest rate risks. Management frequently assesses expectations about movements in market interest rates and the notional amount, type and duration of our derivative financial instruments to determine how successful those instruments are projected to be in mitigating our exposure to interest rate risk. Based on management’s assessment, we may change our portfolio of derivative financial instruments by adding new contracts, terminating existing contracts, using different types of derivative financial instruments, and designating, de-designating or re-designating contracts in qualifying hedging relationships. Our assessment, in part, is based on forecasted levels of debt expected to be outstanding at various dates in the future. Because our collateralized debt obligations are repaid as the mortgage loans held for investment securing those obligations are repaid, our outstanding debt may be more or less than we originally forecasted at various dates in the future. In a period when actual and/or expected prepayments on mortgage loans held for investment exceed expectations, the likelihood of the amount of forecasted debt, in future periods, falling below the notional value of derivative financial instruments designated in cash flow hedging relationships against that debt increases. If this situation occurs, it is no longer probable (meaning a significantly greater likelihood of occurrence than the phrase “more likely than not”) that all of the forecasted cash flows related to interest payments on the debt will occur, and ineffectiveness results. Ineffectiveness must be recognized immediately in earnings. The ineffectiveness may also be significant enough that in accordance with SFAS No. 133, hedge accounting must be discontinued as to the affected hedging relationship from the last date the hedge was demonstrated to meet the effectiveness criteria. The related amounts included in accumulated other comprehensive income while the hedging relationship was effective are only released immediately into income if it is probable (again, meaning a significantly greater likelihood of occurrence than the phrase “more likely than not”) that the forecasted cash flows will not occur.

During the three months ended September 30, 2005, mortgage loans held for investment prepaid at a constant prepayment rate (“CPR”) of 29%. This level of principal repayments diminished growth in the mortgage loans held for investment portfolio and also resulted in the accelerated repayment of our collateralized debt obligations. As a result of the actual repayments of mortgage loans held for investment in the third quarter and the expected rate of repayments in the future, our collateralized debt obligations forecasted to be outstanding at future dates was lower than previously forecasted. For certain periods in the future, the notional value of derivative financial instruments designated in cash flow hedging relationships is now expected to exceed the amount of collateralized debt obligations forecasted to be outstanding. Correspondingly, the cash flows related to interest payments on these collateralized debt obligations are no longer considered to be probable of occurrence. This resulted in a $2.0 million gain during the quarter arising from ineffectiveness on these derivative financial instruments, which gain is reflected in net interest income. It also became necessary to discontinue hedge accounting for one interest rate swap with a $25 million notional value because it no longer met the effectiveness criteria. The amount in accumulated other comprehensive income pertaining to this interest rate swap when it was an effective hedge was not material. The notional value of derivative financial instruments related to forecasted cash flows no longer considered to be probable of occurrence represented only 7% of the total forecasted debt balances generating the interest payments designated in cash flow hedging relationships at September 30, 2005.

As of September 30, 2005, we had interest rate swaps with an aggregate notional value of $1.6 billion structured as pay fixed rate/receive floating rate and other interest rate swaps with an aggregate notional value of $1.0 billion structured as receive fixed rate/pay floating rate that were utilized to mitigate interest rate risk but were not designated in hedging relationships. In accordance with SFAS No. 133, these derivative financial instruments are included in our trading portfolio, and their change in fair value during the quarter, a gain of $4.5 million and a loss of $2.9 million, respectively, is reflected in other revenue.

Net Loss

For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2005	$ Change	% Change-Favorable (Unfavorable)
(Dollars in thousands)
$(19,810)	$(783)	$19,027	96.0%

The decrease in net loss was the result of a $15.1 million increase in net interest income resulting from growth in the held for investment loan portfolio, a $3.5 million increase in net gain on sale of mortgage loans and a $2.2 million increase in income tax benefit. The impact of these increases was somewhat diminished by a $3.3 million increase in expenses.

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

The following are reconciliations of REIT taxable income to consolidated GAAP net loss:

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2005
	(Dollars in thousands)
REIT taxable income (1)	$5,443	$14,230
Taxable loss of taxable REIT subsidiaries	(936)	(7,236)
GAAP eliminations (2)	(24,682)	(10,328)
Income tax benefit	365	2,551

Consolidated GAAP net loss (after-tax)	$(19,810)	$(783)

(1)	We define REIT taxable income to be REIT taxable income calculated under the Internal Revenue Code of 1986, as amended (the “Code”) for purposes of the REIT distribution requirement. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from TRSs (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by TRSs), plus 90% of net after-tax income from foreclosure property. REIT taxable income is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that REIT taxable income is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net income (loss). REIT taxable income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc Corp. uses REIT taxable income as the basis for establishing the amount of dividends payable to holders of its common stock.
(2)	Consists primarily of intercompany gains on sale of loans from taxable REIT subsidiaries to HomeBanc Corp. excluded from income under Statement of Financial Accounting Standards (“SFAS”) No. 65, as amended.

Revenues

Revenue Component	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2005	$ Change	% Change- Favorable (Unfavorable)
	(Dollars in thousands)
Net gain on sale of mortgage loans	$6,371	$9,910	$3,539	55.5%
Net interest income	3,775	18,826	15,051	398.7
Provision for loan losses	(1,095)	(609)	486	44.4
Other revenue	2,358	3,433	1,075	45.6

Total revenues	$11,409	$31,560	$20,151	176.6

The overall increase in revenues during the third quarter of 2005 compared with the third quarter of 2004 was directly attributable to substantial growth in net interest income resulting from the accumulation of mortgage loans held for investment in accordance with the adjustable-rate mortgage loan retention strategy implemented during the first quarter of 2004. The Company expects that net interest income will continue to increase in the future as the Company experiences growth in mortgage loans held for investment. A significant increase in net interest income was further supplemented by an increase in net gain on sale of mortgage loans resulting from substantial growth in refinance activity during the third quarter of 2005 when compared with the third quarter of 2004.

During the third quarter of 2005, the mix of adjustable-rate and fixed-rate mortgage loans originated was 69% and 31%, respectively. This compares to 76% and 24%, respectively, during the third quarter of 2004. The Company sells the fixed-rate mortgage loans that it originates, as well as a portion of the adjustable-rate mortgage loans it originates, which results in net gain on sale of mortgage loans.

Net Gain on Sale of Mortgage Loans

The increase in net gain on sale of mortgage loans was partially the result of an increase in sales volume from $594.9 million during the third quarter of 2004 to $690.3 million during the third quarter of 2005. Sales volume increased by 16%, which trailed the 26% increase in overall originations because we typically retain approximately 66% of loan balances originated. Gain on sale is presented net of the provision for contingent loss reserves of $0.5 million and $1.2 million for the third quarter of 2005 and 2004, respectively. The decrease in the provision for contingent loss reserves resulted from a change in the mix of products sold, including a decrease in the sale of uninsured government loans.

Net Interest Income

Net interest income for the three months ended September 30, 2005 increased substantially from the third quarter of 2004 due to growth in the loan portfolio as a direct result of the adjustable-rate mortgage loan retention strategy initiated during 2004. The tables below summarize the changes in our net interest income, prior to provision for loan losses, for the three months ended September 30, 2005 and 2004 (dollars in thousands). The Impact of derivative financial instruments line item within the table, representing the results from the three month period ended September 30, 2005, includes the impact of a $2.0 million gain relating to ineffectiveness on cash flow hedges in addition to the normal release of accumulated other comprehensive income for hedged interest payments paid during the quarter.

Yields Earned on Mortgages Loans and Rates on Borrowings to Finance Mortgage Loans

	Three Months Ended September 30, 2005
	Average Balance	Revenue/ (Expense)	Estimated Annualized Rate/Yield
Mortgage loans	$5,044,886	$69,328	5.45%
Borrowings to finance mortgage loans	4,999,427	(50,790)	(4.03)
Impact of derivative financial instruments		288	0.02

Net interest margin		$18,826	1.48

Net interest income as a % of interest income			27.2%

	Three Months Ended September 30, 2004
	Average Balance	Revenue/ (Expense)	Estimated Annualized Rate/Yield
Mortgage loans	$1,968,316	$19,644	4.00%
Borrowings to finance mortgage loans	1,688,533	(12,346)	(2.92)
Impact of derivative financial instruments		(3,523)	(0.84)

Net interest margin		$3,775	0.76

Net interest income as a % of interest income			19.2%

As discussed above, as a result of the change in the Company’s business strategy, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. For the three months ended September 30, 2005, REIT taxable net interest income was $19.8 million. The following table provides a reconciliation of REIT taxable net interest income to consolidated GAAP net interest income (dollars in thousands):

Loans held for investment net interest income	$16,910
Intercompany interest between REIT and TRS	2,923

REIT taxable net interest income (1)	19,833
Intercompany interest between REIT and TRS	(2,923)
Loans held for sale net interest income	1,912

Consolidated GAAP net interest income	$18,826

(1)	REIT taxable net interest income is a non-GAAP financial measure. Management believes that REIT taxable net interest income is an additional meaningful measure to evaluate the Company’s operating performance. The most comparable GAAP measure is net interest income. REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. REIT taxable net interest income represents the largest revenue component to REIT taxable income, which HomeBanc Corp. uses as the basis for establishing the amount of dividends payable to holders of its common stock.

Provision for Loan Losses

The decrease in the provision for loan losses is primarily the result of a shift in product mix, partially offset by growth in the portfolio of loans held for investment from the third quarter of 2004 to the third quarter of 2005. During 2005, the Company began offering a high loan-to-value first-lien mortgage product with mortgage insurance. This product has virtually replaced the second-lien mortgage product, which has no associated mortgage insurance, which was offered in 2004. The second-lien mortgage product has more inherent risk and results in the need for a higher provision for loan losses.

The Company only began retaining loans for investment during the first quarter of 2004 and, therefore, has not yet seen any significant charge-off activity or noticeable deterioration in credit quality. Loans 90 days past due increased during the third quarter of 2005 from $6.1 million, or 0.14% of the $4.4 billion loan balance, at June 30, 2005 to $8.2 million, or 0.16% of the $5.1 billion loan balance, at September 30, 2005. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses as necessary to maintain the adequacy of the allowance for loan losses.

Other Revenue

The single largest component of the increase in other revenue related to a $1.5 million increase in the value of derivative financial instruments classified as trading assets. These derivatives were interest rate swap contracts entered into during the third quarter of 2005 to manage interest rate risk associated with collateralized debt obligations. The impact of this increase in value was somewhat diminished by other, less significant changes in the remaining other revenue components.

Expenses

Expense Component	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2005	$ Change	% Change- Unfavorable (Favorable)
	(Dollars in thousands)
Salaries and associate benefits, net	$14,235	$15,791	$1,556	10.9%
Marketing and promotions	6,263	6,999	736	11.8
Occupancy and equipment expense	3,965	3,907	(58)	(1.5)
Depreciation and amortization	1,606	2,185	579	36.1
Interest expense, other	123	—	(123)	(100.0)
Minority interest	89	72	(17)	(19.1)
Other operating expense	5,303	5,940	637	12.0

Total expenses	$31,584	$34,894	$3,310	10.5

The growth in expenses was due to increases in salaries and associate benefits, marketing and promotions, depreciation and amortization, and other operating expense, as described below.

Salaries and Associate Benefits, Net

Sales management and administration salaries increased by $0.9 million from the year-earlier period primarily because of additional sales management infrastructure built to support the increase in production volume. Stock-based compensation expense decreased by $0.2 million, including expense recognized under the Sales Equity Plan, approved by shareholder’s during the second quarter of 2005, of $0.1 million during the three months ended September 30, 2005 with no comparable expense recognized during the year-earlier period. The remaining $0.9 million increase in salaries and associate benefits resulted from the growth in the number of associates from 1,276, including 452 commissioned sales associates, at September 30, 2004 to 1,328, including 487 commissioned sales associates, at September 30, 2005. This increase was due to management’s efforts to support the Company’s continued growth and meet the requirements of operating as a public company, which necessitated the addition of several senior executives.

Marketing and Promotions

Marketing and promotions expense increased as a result of the continued expansion of our strategic marketing alliances with realtors and homebuilders. Our contractual marketing payments to the realtors and builders with whom we have strategic marketing alliances increased to $4.9 million for the three-month period ended September 30, 2005 from $4.3 million during the year-earlier period. Although each of these alliances generally requires equal payment amounts throughout the life of the arrangement, which are charged to expense, typically over a period of time up to three years, we expect that a significant portion of the benefits, in the form of higher mortgage loan origination volume, will occur during the latter part of the alliance arrangements. These strategic marketing alliances accounted for 44.9% and 33.1% of purchase and total mortgage loan production volume, respectively, for the three months ended September 30, 2005, compared with 34.9% and 29.5%, respectively, during the three months ended September 30, 2004 as the Company made a concerted effort to better leverage these relationships.

Depreciation and Amortization

The increase in depreciation and amortization was largely the result of a $0.5 million increase in amortization of software costs as we have made substantial technological investments designed to increase productivity and improve customer service.

Other Operating Expense

The increase in the quarter ended September 30, 2005 over the same period in 2004 in other operating expenses was the result of an increase in audit, tax and consulting fees of $1.0 million as a result of operating as a public company. This increase was somewhat offset by changes in other, less significant components of other operating expense.

Income Taxes

Income tax benefit for the three months ended September 30, 2005 was $2.6 million, compared to an income tax benefit of $0.4 million for the same period in the prior year, reflecting effective tax rates of (76.5)% and (1.8)%, respectively. The change in the effective rate is due to the following:

•	A change in the mix of taxable income as a result of HomeBanc Corp.’s election to be taxed as a REIT for the taxable year ended December 31, 2004. REIT taxable income was $14.2 million in the third quarter of 2005 compared to $5.4 million in the third quarter of 2004;

•	Taxable loss of $4.5 million realized by HBMC during the third quarter of 2005, which includes gain on sale of loans sold by HBMC to HomeBanc Corp. This compares to $0.9 million for the third quarter of 2004; and

•	The release of $1.1 million in a deferred tax asset valuation allowance during the third quarter of 2005. There was no corresponding amount for the third quarter of 2004.

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

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Overview

When compared with the first nine months of 2004, our results of operations for the nine months ended September 30, 2005 were significantly affected by: (1) the growth of our portfolio of loans held for investment; (2) our reorganization and conversion to a REIT in July 2004; and (3) the two public offerings of our common stock.

Industry data obtained from the MBA as of October 26, 2005 estimated a decrease of 4% in total mortgage originations in the first nine months of 2005 when compared to the same period in 2004. This estimated decrease includes the impact of home equity and sub-prime lending, which have experienced substantial growth and are products in which the Company does not participate to a significant degree. Our total loan volume in the first nine months of 2005, when compared to the same period in 2004, increased 15%, which compares favorably to the MBA data cited above. We originated $4.99 billion of total mortgage loans in the first nine months of 2005, including approximately $3.72 billion in purchase money mortgage loan originations and $1.26 billion in refinancing originations, compared to $4.32 billion of total mortgage loans, including $3.44 billion and $0.88 billion, respectively, of purchase money and refinancing originations in the first nine months of 2004. Purchase money mortgage loan originations, which represented 75% of our total originations for the first nine months of 2005, increased 8% compared to the same period in 2004. Refinancing originations, which represented 25% of our total originations during the first nine months of 2005, have increased 44% when compared to the same period in 2004. We originated approximately $3.66 billion of adjustable-rate mortgage loans and $1.32 billion of fixed-rate mortgage loans during the first nine months of 2005, compared to $3.34 billion and $0.98 billion, respectively, of such loans in the first nine months of 2004. In the first nine months of 2005, 73% of our total mortgage loan originations were adjustable-rate loans, compared to 77% during the first nine months of 2004. We believe that the growth we realized in our loan originations exceeded overall growth within the industry because of continued success in developing our strategic marketing alliances and maintaining our focus on the purchase money mortgage market, which has historically exhibited more stability than the refinance market. Similarly, loan application volume was $6.2 billion during the first nine months of 2005, which exceeded the $5.2 billion in volume during the year-earlier period.

See the overview discussion in the results of operations for the Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 for discussion of the impacts of increased prepayment activity and the impact of derivative financial instruments during 2005.

Net Loss

For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	$ Change	% Change-Favorable (Unfavorable)
(Dollars in thousands)
$(36,230)	$(11,983)	$24,247	66.9%

The decreasing net loss from period to period was generated by an increase in net interest income of $38.2 million resulting from growth in the held for investment loan portfolio in addition to a $5.6 million decrease in occupancy and equipment expense from 2004 as a result of a one-time, non-cash charge incurred in relocating the Company’s headquarters during 2004. The impact of these factors was somewhat diminished by an overall increase in the remaining expense components of $13.4 million along with a $3.3 million decrease in gain on sale of mortgage loans.

The following are reconciliations of REIT taxable income to consolidated GAAP net loss:

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005
	(Dollars in thousands)
REIT taxable income (1)	$5,443	$38,451
Taxable loss of taxable REIT subsidiaries	(27,866)	(28,327)
GAAP eliminations (2)	(25,280)	(29,830)
Income tax benefit	11,473	7,723

Consolidated GAAP net loss (after-tax)	$(36,230)	$(11,983)

(1)	We define REIT taxable income to be REIT taxable income calculated under the Internal Revenue Code of 1986, as amended (the “Code”) for purposes of the REIT distribution requirement. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from TRSs (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by TRSs), plus 90% of net after-tax income from foreclosure property. REIT taxable income is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that REIT taxable income is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net income (loss). REIT taxable income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc Corp. uses REIT taxable income as the basis for establishing the amount of dividends payable to holders of its common stock.
(2)	Consists primarily of intercompany gains on sale of loans from taxable REIT subsidiaries to HomeBanc Corp. excluded from income under SFAS No. 65, as amended.

Revenues

Revenue Component	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	$ Change	% Change- Favorable (Unfavorable)
	(Dollars in thousands)
Net gain on sale of mortgage loans	$33,789	$30,445	$(3,344)	(9.9)%
Net interest income	8,501	46,682	38,181	449.1
Provision for loan losses	(1,659)	(1,812)	(153)	(9.2)
Other revenue	4,104	5,151	1,047	25.5

Total revenues	$44,735	$80,466	$35,731	79.9

The overall increase in revenues during the first nine months of 2005 compared with the year-earlier period was directly attributable to substantial growth in net interest income resulting from the accumulation of mortgage loans held for investment in accordance with the adjustable-rate mortgage loan retention strategy implemented during the first quarter of 2004. The Company expects that net interest income will continue to increase in the future as the Company experiences growth in mortgage loans held for investment. A significant increase in net interest income was somewhat offset by a decrease in net gain on sale of mortgage loans.

During the nine months ended September 30, 2005, the mix of adjustable-rate and fixed-rate mortgage loans originated was 73% and 27%, respectively. This compares to 77% and 23%, respectively, during the year-earlier period. The Company sells the fixed-rate mortgage loans that it originates, as well as a portion of the adjustable-rate mortgage loans it originates, which results in net gain on sale of mortgage loans.

Net Gain on Sale of Mortgage Loans

The decrease in net gain on sale of mortgage loans was the direct result of a decrease in sales volume from $2.20 billion during the first nine months of 2004 to $1.92 billion during the first nine months of 2005. We implemented our adjustable-rate mortgage loan retention strategy during February 2004. As a result, gains were recognized during January 2004 on the sale of certain loans that would have been retained as held for investment had the strategy been implemented at the inception of 2004. In addition, sales volume decreased in spite of the fact that overall originations were up as we retained a larger percentage of the loans that the Company originated. Gain on sale is presented net of the provision for contingent loss reserves of $2.3 million and $3.7 million for the first nine months of 2005 and 2004, respectively. The decrease in the provision for contingent loss reserves resulted from a change in the mix of products sold, including a decrease in the sale of uninsured government loans.

Net Interest Income

Net interest income for the nine months ended September 30, 2005 increased substantially from the first nine months of 2004 due to growth in the loan portfolio as a direct result of the adjustable-rate mortgage loan retention strategy initiated during 2004. The tables below summarize the changes in our net interest income, prior to provision for loan losses, for the nine months ended September 30, 2005 and 2004 (dollars in thousands). The Impact of derivative financial instruments line item within the table, representing the results from the nine month period ended September 30, 2005, includes the impact of a $2.0 million gain relating to ineffectiveness on cash flow hedges in addition to the normal release of accumulated other comprehensive income for hedged interest payments paid during the quarter.

Yields Earned on Mortgages Loans and Rates on Borrowings to Finance Mortgage Loans

	Nine Months Ended September 30, 2005
	Average Balance	Revenue/ (Expense)	Estimated Annualized Rate/Yield
Mortgage loans	$4,313,053	$168,231	5.21%
Borrowings to finance mortgage loans	4,209,604	(117,700)	(3.74)
Impact of derivative financial instruments		(3,849)	(0.12)

Net interest margin		$46,682	1.45

Net interest income as a % of interest income			27.7%

	Nine Months Ended September 30, 2004
	Average Balance	Revenue/ (Expense)	Estimated Annualized Rate/Yield
Mortgage loans	$1,611,095	$36,570	3.03%
Borrowings to finance mortgage loans	1,292,985	(25,175)	(2.60)
Impact of derivative financial instruments		(2,894)	(0.29)

Net interest margin		$8,501	0.71

Net interest income as a % of interest income			23.2%

As discussed above, as a result of the change in the Company’s business strategy, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. For the nine months ended September 30, 2005, REIT taxable net interest income was $50.0 million. The following table provides a reconciliation of REIT taxable net interest income to consolidated GAAP net interest income (dollars in thousands):

Loans held for investment net interest income	$41,875
Intercompany interest between REIT and TRS	8,081

REIT taxable net interest income (1)	49,956
Intercompany interest between REIT and TRS	(8,081)
Loans held for sale net interest income	4,807

Consolidated GAAP net interest income	$46,682

(1)	REIT taxable net interest income is a non-GAAP financial measure. Management believes that REIT taxable net interest income is an additional meaningful measure to evaluate the Company’s operating performance. The most comparable GAAP measure is net interest income. REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. REIT taxable net interest income represents the largest revenue component to REIT taxable income, which HomeBanc Corp. uses as the basis for establishing the amount of dividends payable to holders of its common stock.

Provision for Loan Losses

The provision for loan losses has generally grown as the underlying portfolio of loans held for investment has grown. The Company only began retaining loans for investment during the first quarter of 2004 and, therefore, has not yet seen any significant charge-off activity or major deterioration in credit quality. Loans 90 days past due increased during the nine-month period ended September 30, 2005 from $3.9 million, or 0.13% of the $2.9 billion loans held for investment balance, at December 31, 2004 to $8.2 million, or 0.16% of the $5.1 billion loans held for investment balance, at September 30, 2005.

Other Revenue

The largest component of the increase in other revenue was a $1.5 million increase in the value of derivative financial instruments classified as trading assets. These derivatives were interest rate swap contracts entered into during the third quarter of 2005 to manage interest rate risk associated with collateralized debt obligations. The impact of this increase in value was somewhat diminished by other, less significant changes in the remaining other revenue components.

Expenses

Expense Component	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	$ Change	% Change- Unfavorable (Favorable)
	(Dollars in thousands)
Salaries and associate benefits, net	$39,997	$46,249	$6,252	15.6%
Marketing and promotions	17,097	19,865	2,768	16.2
Occupancy and equipment expense	16,872	11,232	(5,640)	(33.4)
Depreciation and amortization	4,304	6,008	1,704	39.6
Interest expense, other	869	—	(869)	(100.0)
Minority interest	163	197	34	20.9
Other operating expense	13,136	16,621	3,485	26.5

Total expenses	$92,438	$100,172	$7,734	8.4

The growth in expenses was due to increases in salaries and associate benefits, marketing and promotions, depreciation and amortization and other operating expense. The impact of these increases was somewhat mitigated by a decrease in occupancy and equipment expense. Further explanations regarding these fluctuations are included below.

Salaries and Associate Benefits, Net

Sales management and administration salaries increased by $2.7 million from the year-earlier period primarily because of additional sales management infrastructure built to support the increase in production volume. Stock-based compensation expense increased by $1.1 million, including expense recognized under the Sales Equity Plan, approved by shareholders during the second quarter of 2005, of $0.2 million during the nine months ended September 30, 2005 with no comparable expense recognized during the year-earlier period. The remaining $2.5 million increase was the result of an increase in the number of associates and the addition of several senior executives to support our continued growth and meet the requirements of operating as a public company.

Marketing and Promotions

Marketing and promotions expense increased as a result of the continued expansion of our strategic marketing alliances with realtors and homebuilders. Our contractual marketing payments to the realtors and builders with whom we have strategic marketing alliances increased to $13.9 million for the nine-month period ended September 30, 2005 from $11.4 million during the same period in 2004. Although each of these alliances generally requires equal payment amounts throughout the life of the arrangement which are charged to expense, over a period of time typically up to three years, we expect that a significant portion of the benefits, in the form of higher mortgage loan origination volume, will occur during the latter part of the alliance arrangement. These strategic marketing alliances accounted for 43.0% and 32.1% of purchase and total mortgage loan production volume, respectively, for the nine months ended September 30, 2005, compared with 34.2% and 27.2%, respectively, during the nine months ended September 30, 2004 as the Company made a concerted effort to better leverage these relationships.

Occupancy and Equipment Expense

The decrease in occupancy expenses was due to recognition during the first quarter of 2004 of a one-time, non-cash charge of approximately $5.5 million related to termination costs associated with a formerly leased facility abandoned upon relocation of our corporate headquarters to a new leased facility.

Depreciation and Amortization

The increase in depreciation and amortization was largely the result of a $1.2 million increase in amortization of software costs as we have made substantial technological investments designed to increase productivity and improve customer service.

Other Operating Expense

The increase in other operating expenses was almost exclusively the result of a $3.6 million increase in audit, tax and consulting fees as a result of operating as a public company.

Income Taxes

Income tax benefit for the nine months ended September 30, 2005 was $7.7 million, compared to an income tax benefit of $11.5 million for the same period in the prior year, reflecting effective tax rates of (39.2)% and (24.1)%, respectively. The change in the effective rate is due to the following:

•	A change in the mix of taxable income as a result of HomeBanc Corp.’s election to be taxed as a REIT for the taxable year ended December 31, 2004. REIT taxable income was $38.5 million in the nine months ended September 30, 2005. REIT taxable income was $5.4 million during the nine months ended September 30, 2004; and

•	A valuation allowance against the net deferred tax asset balance in the nine months ended September 30, 2005 of $3.4 million. There was no corresponding amount for the nine months ended September 30, 2004.

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

Effects of Inflation

There have been no material changes from the effects of inflation from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. See Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk.

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

Contractual Obligations and Off Balance Sheet Arrangements

Interest rate lock commitments (“IRLCs”) are agreements to lend at specified interest rates for loans we intend to sell to third parties. Since many commitments to extend credit may expire without being drawn upon, total commitment amounts do not necessarily represent future cash flow requirements. The Company had $145.3 million of outstanding IRLCs at September 30, 2005, all of which expire within 180 days.

We have various contractual commitments and financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of September 30, 2005 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter
Financing arrangements (1) (2)	$778,469	$726,922	$—	$—	$51,547
Operating leases (3)	70,263	2,929	21,756	18,823	26,755
Employment agreements	4,195	570	2,150	1,475	—
Contractual marketing (4)	37,636	5,805	26,594	5,237	—

Total	$890,563	$736,226	$50,500	$25,535	$78,302

(1)	Obligations for financing arrangements solely represent principal payments due under existing borrowing agreements and do not include the related future interest payments.
(2)	Excluded from financing arrangements are $4.4 billion in collateralized debt obligations issued in association with our securitization transactions. These securitizations are accounted for as secured borrowings with debt issuance directly financing loans held for investment. The financing will be repaid as cash is received from borrowers, in the form of both scheduled payments and prepayments, on the underlying loan balances.
(3)	Included in operating leases are leases for corporate office facilities and stores. We entered into a lease of a new corporate facility at 2002 Summit Boulevard, Atlanta, Georgia in December 2003 to consolidate our Atlanta operations. Additionally, we are still liable for vacated office facilities located at 5775 Glenridge Drive, Atlanta, Georgia until March 2007. The annual rent for our former facility is currently $1.5 million. The landlord of our new corporate facility is contractually obligated to reimburse us for the amount of rent we are obligated to pay for the vacated facility, which facility is currently being marketed for sublease.
(4)	Contractual marketing obligations represent costs associated with our strategic marketing alliances.

Liquidity and Capital Resources

Similar to many mortgage REITs, following our reorganization and our election to be taxed as a REIT, we have increased and expect to continue to increase our returns by leveraging our equity through borrowings, including securitizations treated as debt for financial reporting and federal income tax purposes. We presently expect to seek a leverage ratio of 18 to 25 times the amount of our equity. For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities, all of which are discussed in more detail below, allow us to include the trust preferred securities issued by HomeBanc Capital Trust I as equity. Our leverage ratio may also be limited by the covenants related to our various credit facilities, which may change from time to time. We also seek to match the maturities of our long-term borrowings, which include collateralized debt obligations, to the maturities of our loans held for investment. The following discussion summarizes the financing methods that we use to take advantage of financing alternatives available to us.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay interest on and repay the principal amounts of our borrowings, fund and maintain investments, make distributions to our shareholders and pay our general business expenses. We presently believe our current cash balances, funds available under our financing arrangements (as described below) and cash flows from operations, including proceeds from sales of fixed-rate and adjustable-rate mortgage loans, will be sufficient for our liquidity requirements for the next 12 months. Our investments and assets also generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings. Should our liquidity needs exceed these ongoing or immediate sources of liquidity, we believe that our mortgage loan portfolio could be sold to raise additional cash, subject to limitations on such sales needed to preserve our REIT status. We do, however, expect to continue the expansion that we have undertaken. From time to time, we may seek additional sources of capital through the issuance of debt or equity securities or by entering into new borrowing facilities. In the past, we have amended our credit facilities to permit additional leverage as we aggregated mortgage loans in anticipation of our initial public offering or securitization of mortgage loans. We currently have no commitments for any additional financings, and we cannot ensure that we will be able to access the capital markets or obtain any additional financing at the times required and on terms and conditions acceptable to us, if at all. If we fail to obtain needed additional financing, our growth would be slowed or suspended.

Warehouse Facilities

We use a credit facility with third parties referred to as the “warehouse line” or “warehouse facility.” Under the warehouse line, HBMC borrows funds to originate new mortgage loans, and in turn, pledges the mortgage loans to the warehouse lender as collateral. We maintain a syndicated warehouse facility led by JPMorgan Chase Bank, which at September 30, 2005 had $500.0 million committed. The Company has the option, subject to receipt of commitments from existing lenders or new lenders who become parties to the warehouse facility, to increase the aggregate commitment level to $750.0 million. As of September 30, 2005, the aggregate outstanding balance under the warehouse facility was $331.3 million.

The amended credit agreement contains certain financial covenants which require the Company to:

•	maintain a maximum ratio of total liabilities to adjusted tangible net worth of:

•	20 to 1 from August 1, 2005 until November 30, 2005;

•	25 to 1 on and after November 30, 2005; and

•	20 to 1 on and after the earlier of any public offering of common equity by the Company in 2006 or May 31, 2006;

•	maintain a maximum ratio of total recourse liabilities to adjusted tangible net worth of 3.50 to 1;

•	maintain minimum adjusted tangible net worth of at least $225 million plus an amount equal to 85% of the net proceeds of any additional equity offerings completed;

•	maintain a minimum adjusted tangible net worth of at least $10 million at HBMC; and

•	maintain liquidity of at least $35 million.

The amended credit agreement also contains covenants limiting the ability of the Company and its subsidiaries to:

•	liquidate, dissolve, sell all or substantially all of their assets, consolidate or merge with any other entity;

•	transfer or sell all or substantially all of their non-loan assets;

•	grant liens on the collateral securing borrowings under the amended credit agreement;

•	incur additional future indebtedness, under new facilities other than:

•	indebtedness under other warehousing, repurchasing or mortgage-related financing agreement used to finance the Company’s inventory of mortgage loans and other mortgage-related assets;

•	accounts payable incurred in the ordinary course of business;

•	up to $20 million of indebtedness incurred in the ordinary course of business, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld;

•	certain intercompany indebtedness; and

•	up to $50 million of indebtedness issued by the Company to HMB Capital Trust I to support the issuance of trust preferred securities;

•	pay any dividend when any default or event of default exists except, if such default is not a payment default, to the extent necessary to avoid the loss of the Company’s federal tax status as a REIT.

We were in compliance with all warehouse facility financial covenants as of September 30, 2005.

Master Repurchase Agreements

HBMC also uses repurchase agreements to finance a portion of the mortgage loans that it originates. Under these repurchase agreements, HBMC sells a mortgage loan to a counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor. HBMC presently maintains a $150 million uncommitted master repurchase agreement with Merrill Lynch Mortgage Capital Inc., which expires on February 24, 2006. As of September 30, 2005, the outstanding balance on this facility amounted to $23 million.

We were in compliance with all master repurchase agreement financial covenants as of September 30, 2005.

Fannie Mae As Soon As Pooled® Plus Program

In connection with the sale of conforming mortgage loans to Fannie Mae for cash or for their inclusion in a pool of mortgage-backed securities guaranteed by Fannie Mae, HBMC entered into an “As Soon As Pooled® Plus” agreement with Fannie Mae. The As Soon As Pooled® Plus agreement allows HBMC to receive cash from Fannie Mae in respect of the conforming mortgage loans up to 60 days in advance of the actual sale of these loans to Fannie Mae, allowing HBMC to pay down its borrowings under its warehouse facility. Much like HBMC’s repurchase facility, after a specified period of time, HBMC repurchases these mortgage loans from Fannie Mae for a premium, which equates to interest charged on the cash Fannie Mae advanced to HBMC. Unlike HBMC’s repurchase facility, HBMC does not then sell the loans to third-party investors, but instead sells them back to Fannie Mae immediately after they have been repurchased by HBMC. Before the conforming loans are sold for cash or pooled in mortgage-backed securities and, in the event of a decrease in the market value of the conforming loans, HBMC is subject to margin requirements which may require HBMC to transfer additional cash or mortgage loans to Fannie Mae in an amount equal to the amount of the decrease in market value.

Under the Fannie Mae agreement, HBMC may deliver to Fannie Mae individual mortgage loans against the transfer of funds to HBMC. Within 20 days of the loan’s closing, HBMC designates the loans for pooling or sale through Fannie Mae. This facility may be terminated by Fannie Mae at its discretion at any time. HBMC accounts for the cash payment it receives from Fannie Mae as a financing until HBMC has surrendered control over the loans to be delivered by it to Fannie Mae. As of September 30, 2005 the outstanding balance on this facility was $7.6 million.

Loan Aggregation Facilities

HomeBanc Funding Corp. and Abetterwayhome Finance, LLC maintain a $500 million uncommitted master repurchase agreement with JPMorgan Chase Bank. This facility matures on July 12, 2006. As of September 30, 2005, the outstanding balance on this facility amounted to $354.5 million.

HomeBanc Funding Corp. II maintains a similar $300 million uncommitted master repurchase agreement with Bear Stearns Mortgage Capital Corporation. As of September 30, 2005, there was no outstanding balance under this facility. This facility matures on September 28, 2006.

These facilities are used to purchase adjustable-rate mortgage loans from HBMC and to aggregate mortgage loans to be held for investment until they are securitized.

The Bear Stearns master repurchase agreement was amended on January 24, 2005, effective as of December 31, 2004, since we would not have met the GAAP net income covenant applicable at that date. The amendment requires us to have a consolidated GAAP net loss of no greater than $15 million for the quarter ending March 31, 2005, a consolidated GAAP net loss of no greater than $10 million for the quarter ending September 30, 2005, a consolidated GAAP net loss of no greater than $5 million for the quarter ending September 30, 2005, consolidated GAAP net income of no less than $1.00 for the quarter ending December 31, 2005 and consolidated GAAP net income of at least $2.00 for every two consecutive quarters thereafter. On September 30, 2005, this agreement was further amended to permit the Company and its subsidiaries to issue certain intercompany indebtedness.

We have expanded from time to time, and may continue to expand from time to time, our loan aggregation facilities on a temporary basis to facilitate securitizations and other financings. JPMorgan Chase Bank temporarily expanded its aggregation facility from $500 million to $600 million and extended the holding period for loans subject to such facility from

120 days to 180 days until the earlier of March 1, 2005 or the closing of our third securitized debt offering, which closed on February 23, 2005 at which time the terms of the facility reverted to the former limits. This facility was also temporarily expanded from $500 million to $600 million from August 19, 2005 until the earlier of August 31, 2005 or the closing of our sixth securitized debt offering, which closed on August 31, 2005 at which time the terms of the facility reverted to the former limits. Bear Stearns also temporarily expanded its aggregation facility from $300 million to $400 million from August 19, 2005 until the earlier of August 31, 2005 or the closing of our sixth securitized debt offering, which closed on August 30, 2005 at which time the terms of the facility reverted to the former limits. On September 30, 2005, this line of credit was further amended to permit the issuance of intercompany debt between HomeBanc Corp. and HomeBanc Mortgage Corporation.

We were in compliance with all aggregation facility financial covenants as of September 30, 2005.

Trust Preferred Securities

During the second quarter of 2005, we formed the Trust to facilitate the issuance of trust preferred securities to a third party investor in a private placement. The Company issued $51.5 million in Junior Subordinated Debentures to the Trust, which in turn issued $50.0 million in trust preferred securities to a third party investor and $1.5 million in common trust securities to the Company. The Debentures and the trust preferred securities mature on June 30, 2035 and are callable by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption after five years. Both the Debentures and the trust preferred securities bear interest at a floating rate equal to three-month LIBOR plus 365 basis points.

Loan Securitizations

We use mortgage loan securitizations structured as debt for federal income tax and financial reporting purposes as a long-term primary means of financing and leveraging our equity. Our loan securitizations may be rated debt securities, or bonds, secured by a pool of mortgage loan assets sold to HMB Acceptance Corp., a bankruptcy-remote vehicle wholly-owned by us, which then acts as depositor into the securitizations. Securitization transactions are structured by determining cash flows from like-kind mortgage loan collateral and segmenting the cash flows into maturity or credit rated classes. The principal securities rating agencies, such as Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and/or Fitch, Inc. (“Fitch”), provide ratings on classes of these securitizations based on a variety of factors. The securities issued under securitization facilities provide liquidity because they can be bought or sold quickly and cheaply, versus sales of entire loan portfolios.

We intend to continue to use our wholly-owned, bankruptcy-remote, single-purpose vehicles, HomeBanc Funding Corp. and HomeBanc Funding Corp. II, to aggregate mortgage loans pending securitization and for HMB Acceptance Corp. to act as depositor in connection with the securitizations of our mortgage loans. We expect that either HomeBanc Corp. or HMB Acceptance Corp. will, at times, own the subordinated and equity tranches of, and receive the net interest on, our securitizations. We intend to form additional wholly-owned, bankruptcy-remote entities to aggregate and finance mortgage loans to take advantage of other financing opportunities that we may find attractive.

We seek to securitize our loans in sufficient quantities in an effort to realize efficiencies of scale and better execution. We presently expect that we will complete securitizations periodically depending on production volumes and execution costs. However, at times where we need more liquidity, we may securitize a smaller number of loans which would cause us to lose some or all of the advantages of larger loan securitizations.

On February 23, 2005, we completed our third loan securitization, through an offering by HomeBanc Mortgage Trust 2005-1 (the “2005-1 Trust”), of approximately $1.1 billion of notes (the “2005-1 Notes”) backed by adjustable-rate, residential first-lien mortgage loans. The approximate amount of each class of the 2005-1 Notes sold to the public, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

HMB Acceptance Corp. retained approximately $3.8 million of certificates representing the equity interest in the 2005-1 Trust. The 2005-1 Trust includes approximately $1.1 billion of adjustable-rate, residential first-lien mortgage loans originated by HBMC. Approximately 81.1% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial fixed-rate period of six months or three, five or seven years, based on the six-month LIBOR rate plus margin.

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

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /Fitch
A-1	$142,133,000	LIBOR plus 0.21%	Aaa /AAA
M-1	10,737,000	LIBOR plus 0.45%	Aa2 / AA+
M-2	3,080,000	LIBOR plus 0.49%	Aa3 / AA
M-3	5,633,000	LIBOR plus 0.68%	A2 / A+
M-4	2,464,000	LIBOR plus 0.72%	A3 / A
B-1	2,112,000	LIBOR plus 1.25%	Baa1 / A-
B-2	1,760,000	LIBOR plus 1.40%	Baa2 /BBB+
B-3	1,761,000	LIBOR plus 1.90%	Baa3 /BBB-
B-4	1,232,000	LIBOR plus 2.05%	Ba2 /BBB-

All classes of the 2005-2 Notes listed above were sold to the public except for the B-2, B-3 and B-4 classes, which were retained by the Company.

HMB Acceptance Corp. retained approximately $5.1 million of certificates representing the equity interest in the 2005-2 Trust. The 2005-2 Trust includes approximately $176.0 million of adjustable-rate, residential second-lien mortgage loans originated by HBMC.

On May 27, 2005, we completed our fifth loan securitization, through an offering by HomeBanc Mortgage Trust 2005-3 (the “2005-3 Trust”), of approximately $1.0 billion of notes (the “2005-3 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2005-3 Notes sold to the public, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

All classes of the 2005-3 Notes listed above were sold to the public except for $7.3 million of the M-5 class and all of the B-1 class, which were retained by the Company.

The 2005-3 Trust includes approximately $985.7 million of adjustable-rate, residential first- and second-lien mortgage loans originated by HBMC. Approximately 96.4% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial fixed-rate period of six months or three, five or seven years, based on the six-month LIBOR rate plus margin.

On August 30, 2005, the Company completed its sixth loan securitization, through an offering by HomeBanc Mortgage Trust 2005-4 (the “2005-4 Trust”), of approximately $1.1 billion of notes (the “2005-4 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2005-4 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s / S&P
A-1	$932,897,800	LIBOR plus 0.27%	Aaa /AAA
A-2	112,059,800	LIBOR plus 0.33%	Aaa /AAA
M-1	13,447,200	LIBOR plus 0.47%	Aa1 /AA+
M-2	11,766,300	LIBOR plus 0.49%	Aa2 /AA+
M-3	7,283,900	LIBOR plus 0.54%	Aa3 /AA+
M-4	11,766,300	LIBOR plus 0.65%	A2 / AA
M-5	13,447,200	LIBOR plus 1.50%	NR / A
B-1	12,326,600	LIBOR plus 2.10%	NR / BBB
B-2	5,603,000	LIBOR plus 2.10%	NR /BB

All classes of the 2005-4 Notes listed above were sold to the public except for the M-4, M-5, B-1 and B-2 classes, which were retained by the Company.

The 2005-4 Trust includes approximately $1.1 billion of adjustable-rate, residential first- and second-lien mortgage loans originated by HBMC. Approximately 99.3% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial fixed-rate period of six months or three, five or seven years, based on the six-month LIBOR rate plus margin.

We have accounted for all securitizations as debt financing in accordance with the provisions of SFAS No. 140. As of September 30, 2005, HMB Acceptance Corp. also had available capacity of $4.61 billion under an effective shelf registration statement available for future securitizations of mortgage loans.

Recent Accounting Developments

On May 5, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard carries forward certain provisions of the previous guidance including, but not limited to, the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. The standard did, however, alter the requirements with respect to the accounting for and reporting of a change in accounting estimate. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The new standard requires retrospective application to prior period’s financial statements unless doing so would be impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with earlier application permitted. The Company does not currently expect that the new guidance will have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires that forfeitures be estimated at grant date and factored into the associated compensation expense calculation. SFAS No. 123(R) required adoption for interim periods beginning after June 15, 2005. The Company previously planned to adopt this standard as of January 1, 2005; however, on April 14, 2005, the SEC approved Release No. 33-8568 (the “SEC release”) delaying the effective date of SFAS No. 123(R) making it effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the issuance of the SEC Release, the Company will adopt this standard on January 1, 2006 and is still in the process of quantifying the impact that adoption will have upon the Company’s financial condition, results of operations and cash flows.

Part I. Item 3: Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

We are exposed to credit risk from the time we fund mortgage loans until they are either sold or the principal balance is repaid in full. A significant rising interest rate environment and/or economic downturn may, potentially, increase mortgage loan defaults and result in credit losses that would adversely affect our liquidity and operating results. This risk will be magnified as we build our portfolio of adjustable-rate mortgage loans whose rates increase as the base rate increases, subject to contractual limits. In spite of the actions of the Federal Open Market Committee (“FOMC”) to incrementally raise the Federal Funds rate in each of its past 12 consecutive meetings, we have not seen any significant deterioration in credit quality.

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

Our loans held for investment as of September 30, 2005 were primarily comprised of mortgage loans that have interest rates that change at one-month or six-month intervals based on changes in LIBOR. In addition, a portion of the loans that are held for investment are hybrid adjustable-rate loans, which carry an initial fixed coupon rate for the first three, five or seven years, with interest rates that reset each six months thereafter based on the six-month LIBOR rate plus a margin. These mortgage loans also have lifetime caps (maximum allowed interest rates).

The FOMC’s actions to increase the Federal Funds rate have had a corresponding impact upon LIBOR. As noted above, the majority of our loans held for investment are indexed to LIBOR, as is most of our funding sources. We have attempted to manage the interest rate risk that accompanies these rate movements by using derivative financial instruments to reduce the net interest rate reset gap between our loans held for investment and the associated funding sources.

The table below shows the change in net interest income we estimate would occur from 50 and 100 basis point increases and decreases in interest rates based upon current funding and derivative financial instrument positions. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis

on Mortgage Loans Held for Investment

Interest Rate Change from September 30, 2005	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	$(738)	(3.8)%
+50	(579)	(3.0)
-50	500	2.6
-100	(2,206)	(11.5)

Our mortgage loans held for sale as of September 30, 2005 were comprised of adjustable- and fixed-rate mortgage loans. The interest rates on adjustable-rate mortgage loans reset at various intervals and are generally subject to lifetime caps, while the rates on fixed-rate loans do not change. We also originate hybrid loans with both fixed and variable pricing components. We presently do not believe that we have significant interest rate risk on our loans held for sale under most of the interest rate scenarios we believe likely to occur. However, should interest rates move significantly before we sell the loans, we would be more significantly affected by the change in interest rates.

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

The following table summarizes the sensitivity of the fair value of our mortgage loans held for sale and rate lock commitments and of the related derivatives to instantaneous shifts of various magnitudes in the yield curve:

	+100 Basis Points	+50 Basis Points	-50 Basis Points	-100 Basis Points
	(Dollars in millions)
As of September 30, 2005
Change in fair value of mortgage loans held for sale and interest rate lock commitments	$(8.877)	$(4.298)	$3.870	$7.122
Change in fair value of derivative financial instruments related to loans held for sale and interest rate lock commitments	8.734	4.262	(3.928)	(7.429)

Net change	$(0.143)	$(0.036)	$(0.058)	$(0.307)

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

HomeBanc’s management has evaluated, with the participation of HomeBanc’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2005, HomeBanc’s disclosure controls and procedures are effective in ensuring, to a reasonable assurance level, that all material information required to be disclosed and filed in this Report was recorded, summarized and reported within the time period required by the SEC’s rules and forms.

HomeBanc has hired, and may continue to hire, finance, accounting, securitization and servicing personnel, including several senior executives to oversee these functions, in an effort to continue to meet the requirements of being a public company and to keep these functions on pace with the growth in the Company’s operations. Similarly, HomeBanc assesses, and may change, its technology solutions from time to time to keep pace with growth in the Company’s operations. During July 2005, HomeBanc implemented a new mortgage servicing platform and associated applications suitable for servicers of private mortgage-backed securitizations.

Except for the aforementioned mortgage servicing platform and associated applications there was no change in HomeBanc’s internal control over financial reporting identified in connection with that evaluation that occurred during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, HomeBanc’s internal controls over financial reporting.

Part II

Item 1: Legal Proceedings

The nature of the Company’s business requires compliance with various state and federal lending laws and exposes the Company to a variety of legal proceedings and matters in the ordinary course of business, primarily related to its loan servicing activities, foreclosures, real estate settlements, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company also is subject to legal proceedings from time to time, which generally have related to employee and employment issues. The Company presently believes that all of the proceedings to which it is subject, taken as a whole, will not have a material adverse impact on its financial condition or results of operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

None

(b) Uses of Proceeds.

None

(c) Repurchases of Equity Securities.

122,754 shares of Company common stock were purchased on the market on behalf of the Company’s Sales Equity Incentive Plan during the three months ended September 30, 2005 for purposes of making awards under that plan. Such shares remain issued and outstanding and are subject to the terms and conditions of the plan. The Company is authorized to purchase up to 1.3 million shares for purposes of making awards under this plan. There were no such purchases under the plan prior to the third quarter of 2005.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of HomeBanc Corp. (incorporated by reference from Exhibit 3.1 to HomeBanc Corp.’s Registration Statement on Form S-11 dated July 13, 2004, Registration No. 333-113777 (the “Form S-11”).

3.2	Amendment to the Articles of Incorporation of HomeBanc Corp. (incorporated by reference from Exhibit 3.3 to the Form S-11).

3.3	Bylaws of HomeBanc Corp. (incorporated by reference from Exhibit 3.2 to the Form S-11).

10.1	Amendment dated July 11, 2005 to the HomeBanc Corp. Sales Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to HomeBanc Corp.’s Current Report on Form 8-K dated July 11, 2005 and filed July 15, 2005).

10.2	Amendment No. 6 to the Master Repurchase Agreement, dated as of July 13, 2005, by and among JPMorgan Chase Bank, National Association, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. (incorporated by reference from Exhibit 10.5 to HomeBanc Corp.’s Current Report on Form 8-K dated July 11, 2005 and filed July 15, 2005).

10.3	Amendment No. 5 to Master Repurchase Agreement, dated as of July 13, 2005, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II (incorporated by reference from Exhibit 10.6 to HomeBanc Corp.’s Current Report on Form 8-K dated July 11, 2005 and filed July 15, 2005).

10.4	Amendment No. 2 to HomeBanc Corp. 2004 Director Compensation Plan (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated July 18, 2005 and filed July 22, 2005).

10.5	8/05 Amended and Restated Senior Secured Credit Agreement, dated as of August 1, 2005, by and among HomeBanc Corp., HomeBanc Mortgage Corporation, JPMorgan Chase Bank, N.A., as agent and as a lender, and the other lenders named as parties thereto (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated August 1, 2005 and filed August 5, 2005).

10.6	Employment Agreement dated August 19, 2005 between Nicolas V. Chater and HomeBanc Corp. (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated August 19, 2005 and filed August 24, 2005).

10.7	Second Amended and Restated Trust Agreement, dated as of August 29, 2005, among HomeBanc Corp., as Depositor; Wells Fargo Bank, National Association, as Property Trustee; Wells Fargo Delaware Trust Company, as Delaware Trustee; and the Administrative Trustees named therein (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated August 29, 2005 and filed September 1, 2005).

10.8	Amended and Restated Junior Subordinated Indenture, dated as of August 29, 2005, between HomeBanc Corp. and Wells Fargo Bank, National Association, as Trustee (incorporated by referenced from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K dated August 29, 2005 and filed September 1, 2005).

10.9	Mortgage Loan Purchase Agreement, dated as of August 1, 2005, by and between HMB Acceptance Corp. and HomeBanc Corp. (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated August 30, 2005 and filed September 2, 2005).

10.10	Trust Agreement, dated as of August 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and U.S. Bank National Association (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K dated August 30, 2005 and filed September 2, 2005).

10.11	Transfer and Servicing Agreement, dated as of August 1, 2005, by and among HomeBanc Mortgage Trust 2005-4, HMB Acceptance Corp., U.S. Bank National Association, Wells Fargo Bank, National Association and HomeBanc Corp. (incorporated by reference from Exhibit 10.3 to HomeBanc Corp.’s Current Report on Form 8-K dated August 30, 2005 and filed September 2, 2005).

10.12	Indenture, dated as of August 1, 2005, by and among HomeBanc Mortgage Trust 2005-4 and U.S. Bank National Association (incorporated by reference from Exhibit 10.4 to HomeBanc Corp.’s Current Report on Form 8-K dated August 30, 2005 and filed September 2, 2005).

10.13	Form of Amended and Restated 2004 Stock Appreciation Right Certificate (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated August 31, 2005 and filed September 2, 2005).

10.14	Amendment No. 6 to the Master Repurchase Agreement, dated as of April 29, 2004, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated September 12, 2005 and filed September 15, 2005).

10.15	Amendment to Employment Agreement by and between HomeBanc Corp. and Dr. Paul Lopez, dated as of September 27, 2005 (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated September 27, 2005 and filed September 28, 2005).

10.16	Amendment to Employment Agreement by and between HomeBanc Corp. and Dr. Dwight “Ike” Reighard, dated as of September 27, 2005 (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K dated September 27, 2005 and filed September 28, 2005).

10.17	Amendment No. 7, dated as of September 30, 2005, by and between Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II (incorporated by reference from Exhibit 10.1 to HomeBanc Corp.’s Current Report on Form 8-K dated September 30, 2005 and filed October 6, 2005).

10.18	Amendment No. 3, dated as of September 30, 2005, by and between Bear Stearns Mortgage Capital Corporation and HomeBanc Corp. (incorporated by reference from Exhibit 10.2 to HomeBanc Corp.’s Current Report on Form 8-K dated September 30, 2005 and filed October 6, 2005).

10.19	9/05 Amendment to Credit Agreement, dated as of September 30, 2005, by and among HomeBanc Corp., HomeBanc Mortgage Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and a Lender, and the other Lender(s) named as parties thereto (incorporated by reference from Exhibit 10.3 to HomeBanc Corp.’s Current Report on Form 8-K dated September 30, 2005 and filed October 6, 2005).

*11	Statement Regarding Computation of Per Share Earnings.

12.1	Statement Regarding Computation of Ratio of Earnings To Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 5 to the condensed consolidated financial statements included in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

HOMEBANC CORP.

November 14, 2005	By:	/s/ PATRICK S. FLOOD
Patrick S. Flood
Chairman and Chief Executive Officer

November 14, 2005	By:	/s/ KEVIN D. RACE
Kevin D. Race
President, Chief Financial Officer and Chief Operating Officer