Form 10-K
period 2005-12-31
HOMEBANC CORP
filed 2006-03-16
CIK 1283683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-32245

(Exact Name of Registrant as Specified in Its Charter)

Georgia	20-0863067
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2002 Summit Boulevard, Suite 100, Atlanta, Georgia	30319
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 459-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange
10% Series A Cumulative Redeemable Preferred Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

At June 30, 2005, the aggregate market value of the voting stock held by non-affiliates was $512.3 million, based on the closing price of the Registrant’s common stock, par value $.01 per share, on the New York Stock Exchange.

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of March 1, 2006 was 56,628,969.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of HomeBanc Corp.’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

TABLE OF CONTENTS

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

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this Report are “forward-looking statements” within the meaning, and subject to the protections, of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “outlook,” “target,” and other similar words and expressions of the future. Such forward-looking statements include, without limitation, statements regarding:

•	our business strategy;

•	expected benefits to us of our business strategy adopted in 2004 and our operation as a real estate investment trust (“REIT”);

•	expected benefits to us from our investments in strategic marketing alliances;

•	future performance, including earnings under generally accepted accounting principles (“GAAP”), developments or market forecasts;

•	forward-looking accounting and financial statement impacts as a result of our change in business strategy and our operation as a REIT;

•	projected leverage ratios, capital needs and the timing of future financings; and

•	projected capital expenditures.

It is important to note that the description of our business, in general, and our financings through the issuance of collateralized debt obligations (“CDOs”), in particular, is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, and the types of assets we hold, the amount of leverage we use, the liabilities we incur, our hedging activities and other characteristics of our assets and liabilities are subject to reevaluation and change from time to time without notice.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions and general consumer confidence and spending habits;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations, applicable to both corporate and individual taxpayers, and changes in the regulation of government-sponsored enterprises (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the related changes in their required capital and activities;

•	federal and state regulations governing the mortgage lending industry, and the risk that changes in or application of such regulations may adversely impact our business or make compliance more difficult or expensive;

•	the risks of changes in interest rates on our mortgage loan production and our interest rate sensitive assets and liabilities;

•	interest rate risks and credit risks of customers;

•	loan loss experience and the rate of loan charge-offs;

•	risks inherent in originating mortgage loans, including the risks of early principal repayment and fluctuations in collateral values;

•	the percentage of applications that will result in closed loans;

•	loss experience arising from alleged breaches of representations and warranties provided to third-party buyers of mortgage loans originated by us;

•	risks in our ability to execute changes in our business strategy and to meet the requirements for operation as a REIT;

•	our lack of experience as a servicer of mortgage loans;

•	competition that we face, as well as the general effects of competition from a wide variety of local, regional, national and other originators and sellers of mortgage loans, and changes in the secondary mortgage market and investors therein;

•	risks in our ability to raise additional capital or enter into additional financing arrangements on terms that are attractive to us;

•	the failure of assumptions underlying the establishment of reserves for loan losses and other estimates, including those used to develop hedging and interest rate risk management strategies;

•	the uncertainties and costs of litigation;

•	the risks of entering new markets or introducing new products;

•	the risks of mergers, acquisitions, joint ventures and/or divestitures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to integrate operations or achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in GAAP and related industry practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our industry or in the rate of growth in the markets that we serve;

•	the effects of war or other conflict, acts of terrorism, natural disasters or other catastrophic events, including hurricanes, that may affect general economic conditions;

•	the effects of weather-related events that may result in property damage as well as a reduction in mortgage loan origination volume or an alteration of the timing when mortgage loans close; and

•	other factors and other information discussed in this Report, including, without limitation, those discussed under “Risk Factors” in Item 1A of this Report.

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

GLOSSARY OF TERMS

Certain terms used throughout this Report that are not otherwise defined have the meanings that are included below.

Accumulated other comprehensive income or AOCI—The cumulative effect, included in shareholders’ equity, of revenue, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but excluded from net income for a period. The most common sources of other comprehensive income are changes in market values of investments in marketable equity securities classified as available for sale under Statement of Financial Accounting Standards No. 115 and the effective portion of changes in the fair value of derivative financial instruments designated in cash flow hedging relationships under Statement of Financial Accounting Standards No. 133. AOCI is presented net of income taxes.

Aggregation credit facility—Lending arrangement maintained by HomeBanc to finance, through master repurchase agreements, the aggregation of mortgage loans until securitization.

Allowance for loan losses—Valuation reserve representing the amount considered by management to be adequate to cover estimated probable incurred losses in the mortgage loans held for investment portfolio. The specific accounts that will ultimately result in losses may not be known.

Basis point—The equivalent of one-hundredth of one percent (0.01). One hundred basis points equals one percent. This unit is generally used to measure movements in interest yields and rates.

Basis risk—The risk resulting from an asset and the associated financing source repricing based upon different indices.

Basis swaps—Interest rate swaps utilized to hedge basis risk by creating a link between an existing designated asset (or group of similar assets) with variable cash flows and an existing designated liability (or group of similar liabilities) with variable cash flows.

Carrybacks—Deductions or credits that cannot be utilized on an income tax return during a year that may be carried back to reduce taxable income or taxes payable in a prior year. An operating loss carryback is an excess of tax deductions over gross income in a year; a tax credit carryback is the amount by which tax credits available for utilization exceed statutory limitations. Different tax jurisdictions have different rules about whether excess deductions or credits may be carried back and the length of the carryback period.

Carryforwards—Deductions or credits that cannot be utilized on the tax return during a year that may be carried forward to reduce taxable income or taxes payable in a future year. An operating loss carryforward is an excess of tax deductions over gross income in a year; a tax credit carryforward is the amount by which tax credits available for utilization exceed statutory limitations. Different tax jurisdictions have different rules about whether excess deductions or credits may be carried forward and the length of the carryforward period. The terms carryforward, operating loss carryforward and tax credit carryforward refer to the amounts of those items, if any, reported in an income tax return for the current year.

Current tax expense or benefit—The amount of income taxes paid or payable (or refundable) for a year as determined by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues for that year.

Cash flow hedge—Involves the designation, under Statement of Financial Accounting Standards No. 133, of a derivative financial instrument as a hedge of exposure to the variability in cash flows associated with a particular type of risk. When the requirements of Statement of Financial Accounting Standards No. 133 are met, changes in the fair value of the derivative financial instrument are initially reported in equity (AOCI) and later reclassified into earnings in the period or periods which the hedged transaction affects earnings.

Charge-offs—The amounts charged against the allowance for loan losses to reduce specific loans to their net realizable value.

Collateralized debt obligations—Debt recognized in association with securitization transactions that do not qualify for sale treatment under Statement of Financial Accounting Standards No. 140. Because these transactions do not qualify for sale treatment, they are treated as secured borrowings with mortgage loans serving as collateral for the issuance of debt to third parties.

Commissioned sales associate—A person who offers and originates mortgage loans to the general public on behalf of HomeBanc Mortgage Corporation.

Comprehensive income—The change in equity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income can be broken up into net income and other comprehensive income.

Constant prepayment rate or CPR—the speed at which mortgage loans are paid before they are due. The rate is expressed as a percentage of the outstanding principal in a mortgage pool that is prepaid during a period.

Deductible temporary difference—Temporary differences that result in deductible amounts in future years when the related asset or liability is recovered or settled, respectively.

Deferred tax asset—The deferred tax consequences attributable to deductible temporary differences and carryforwards. A deferred tax asset is measured using the applicable enacted tax rate and provisions of the enacted tax law. A deferred tax asset is reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Deferred tax consequences—The future effects on income taxes as measured by the applicable enacted tax rate and provisions of the enacted tax law resulting from temporary differences and carryforwards at the end of the current year.

Deferred tax expense or benefit—The change during the year in an enterprise’s deferred tax liabilities and assets. Income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, extraordinary items, and items charged or credited directly to shareholders’ equity.

Deferred tax liability—The deferred tax consequences attributable to taxable temporary differences. A deferred tax liability is measured using the applicable enacted tax rate and provisions of the enacted tax law.

Derivative financial instrument—A contract or agreement whose value is derived from changes in interest rates, foreign exchange rates, prices of securities or commodities, or financial or commodity indices.

Diluted earnings per common share—Net income, divided by average shares outstanding plus the number of shares that would be outstanding if all dilutive common shares had been issued. Dilutive common shares, for example, would represent outstanding options where the average stock price exceeds the price at which the option was granted.

Earnings per share of common stock—Net income, divided by the average number of shares of common stock outstanding in the period.

Fannie Mae or FNMA—The Federal National Mortgage Association, a government-sponsored enterprise.

Freddie Mac or FHLMC—The Federal Home Loan Mortgage Corporation, a government-sponsored enterprise.

Forward contracts—Contracts representing commitments either to purchase or sell, at a specified future date, a specified security or financial instrument at a specified price. They may be settled in cash or through delivery and are generally short-term in nature.

Ginnie Mae or GNMA—The Government National Mortgage Association, a government agency.

Hedging instrument—A derivative financial instrument used to reduce risk by offsetting existing or anticipated exposures to changes in interest rates or fair value of assets or liabilities.

Income tax expense (benefit)—The sum of current tax expense (benefit) and deferred tax expense (benefit).

Interest rate adjustment indices—In the case of mortgage assets, any of the objective indices based on the market interest rates of a specified debt instrument (such as United States Treasury Bills in the case of the Treasury Index and United States dollar deposits in London in the case of LIBOR) or based on the average interest rate of a combination of debt instruments, used as a reference base to reset the interest rate for each adjustment period on the mortgage asset, and in the case of borrowings, the market interest rates of a specified debt instrument (such as reverse repurchase agreements for mortgage securities) as well as any objective indices that are used as a reference base to reset the interest rate for each adjustable period under the related borrowing instrument.

Interest rate adjustment period—In the case of mortgage assets, the period of time set forth in the instrument that determines when the interest rate is adjusted.

Interest rate caps and floors—Contracts with notional principal amounts that require the seller, in exchange for a fee, to make payments to the purchaser if a specified market interest rate exceeds a fixed upper “capped” level or falls below a fixed lower “floor” level on specified future dates.

Interest rate lock commitment or IRLC—A commitment resulting from a request made by a borrower to freeze an offered interest rate for an agreed-upon period of time.

Interest rate sensitivity—The relationship of changes in interest income and interest expense to fluctuations in interest rates over a defined period of time.

Interest rate swap—An agreement in which two entities agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a floating rate index.

Liquidity—A measure of an entity’s ability to meet potential cash requirements, including ongoing commitments to pay interest on and repay the principal amounts of borrowings, fund and maintain investments, make distributions to shareholders and pay general business expenses.

Loan commitments—Agreements to make or acquire a loan or lease as long as agreed-upon terms (e.g., expiration date, covenants or notice) are met. Generally, these commitments have fixed expiration dates or other termination clauses and may require payment of a fee.

Loan pipeline—The combination of mortgage loan applications for loans that will ultimately be sold, IRLCs and mortgage loans held for sale.

Market capitalization—The market value of a company computed by multiplying the number of shares of common stock outstanding by the current price per share of common stock.

Master repurchase agreement—A method of short-term financing where one party agrees to buy back, at a future date (often overnight, but sometimes longer) and an agreed-upon price, a security it sells to another party.

Mortgage-backed securities or MBS—Securities backed by a pool of mortgage loans. Principal and interest payments on the underlying mortgages are used to pay principal and interest on the securities.

Mortgage warehouse—A mortgage loan that has been closed and funded and is awaiting sale and delivery into the secondary market.

Mortgage servicing right or MSR—Represents the present value of a stream of cash flows. These cash flows are composed primarily of the servicing fees to be collected by the servicer for performing the administrative tasks of loan servicing but also include late payment fees, legal document preparation fees and a variety of other charges.

Net interest income—Interest income less interest expense.

Net interest margin—Expressed as a percentage, net interest margin is a measure of the profitability of earning assets. It is computed by dividing net interest income by average earning assets.

Net interest spread—The difference between the average yield earned on earning assets and the average rate paid for interest-bearing liabilities.

Nonaccrual loans—Loans on which interest accruals have been discontinued due to the borrower’s financial difficulties. Interest income on these loans is reported on a cash basis as it is collected after recovery of principal.

Nonperforming assets—Interest earning assets on which interest income is not being accrued, restructured loans on which interest rates or terms of repayment have been materially revised and real estate properties acquired through foreclosure.

Notional value—An amount on which settlement amounts for interest rate swaps and interest rate options, caps and floors are based. The notional value is not paid, received or owed by any party.

Other comprehensive income—Revenue, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but excluded from net income for a period. The most common sources of other comprehensive income are changes in market values of investments in marketable equity securities classified as available for sale under Statement of Financial Accounting Standards No. 115 and the effective portion of changes in the fair value of derivative financial instruments designated in cash flow hedging relationships under Statement of Financial Accounting Standards No. 133.

Provision for loan losses—The periodic charge to earnings for probable losses in the mortgage loans held for investment portfolio. The specific accounts that will ultimately result in losses may not be known when the provision for loan losses is recorded.

Recoveries—The amount added to the allowance for loan losses when funds are received on a loan which was previously charged off.

REIT taxable income—Taxable income calculated under the Internal Revenue Code of 1986, as amended, for purposes of the REIT distribution requirement. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from taxable REIT subsidiaries (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by taxable REIT subsidiaries), plus 90% of net after-tax income from foreclosure property. REIT taxable income is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that REIT taxable income is an additional meaningful measure to evaluate our operating performance.

Restricted stock unit or RSU—A form of stock-based compensation extended to associates of HomeBanc which represent the right to receive shares of common stock in the future, subject to the satisfaction of related vesting requirements. Until an RSU is settled and stock is delivered, the grantee does not own actual shares of stock and, therefore, does not have voting rights or receive dividends.

Restructured loans—Loans where the lender, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Securitized assets or securitization—The process by which financial assets are packaged, underwritten and sold as securities, often in multiple classes.

Stock appreciation rights or SAR—A form of stock-based compensation extended to associates of HomeBanc which entitles the grantee to a payment equal to the appreciation in value of the underlying common stock over a specified time.

Strategic marketing alliances or SMA—Alliances formed with builders and realtors to share facilities and advertising to increase opportunities to originate purchase money mortgages.

Tangible net worth—A calculation that generally represents total assets less intangible assets, such as goodwill, and total liabilities.

Taxable income—The excess of taxable revenues over tax deductible expenses and exemptions for the year as defined by the governmental taxing authority.

Taxable temporary difference—Temporary differences that result in taxable amounts in future years when the related asset or liability is recovered or settled, respectively.

Tax planning strategy—An action (including elections for tax purposes) that meets certain criteria and that would be implemented to realize a tax benefit for an operating loss or tax credit carryforward before it expires. Tax planning strategies are considered when assessing the need for, and amount of, a valuation allowance for deferred tax assets.

Temporary difference—A difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. Some temporary differences cannot be identified with a particular asset or liability for financial reporting, but those temporary differences: (1) result from events that have been recognized in the financial statements; and (2) will result in taxable or deductible amounts in future years based on provisions of the tax law. Some events recognized in financial statements do not have tax consequences. Certain revenues are exempt from taxation and certain expenses are not deductible. Events that do not have tax consequences do not give rise to temporary differences.

Total revenue—The sum of net interest income and noninterest income.

Valuation allowance—(1) The portion of an asset (e.g., mortgage servicing right) for which the asset’s recorded value, without consideration of a valuation allowance, is in excess of its fair value; or (2) the portion of an asset (e.g., deferred tax asset) for which it is more likely than not that a benefit will not be realized.

Warehouse line—A secured borrowing facility which is used to fund the holding, usually prior to securitization, of mortgage loans. Borrowings under the facility are typically paid back and re-borrowed, on a continuous or revolving basis over the loan term.

PART I

Item 1.	Business

We are a Georgia corporation formed in March 2004 to: (1) become the parent holding company of HBMC, a residential mortgage lender that originates loans through a retail network of stores and strategic marketing alliances (“SMAs”), and (2) hold a leveraged portfolio of prime adjustable-rate mortgage loans. HBMC and its predecessors have been in the residential mortgage loan origination business for over 20 years. In connection with our July 2004 initial public offering, we completed a corporate reorganization, which is discussed in more detail below, that resulted in our owning 100% of the outstanding common stock of HBMC. We elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for the tax year ended December 31, 2004 and expect to continue this election. HBMC, which has elected to be a taxable REIT subsidiary (“TRS”), focuses its origination activities primarily on prime one-to-four family residential-purchase money mortgage loans (those originated in connection with the purchase and sale of real property) rather than mortgage refinancings. We consider “prime” loans to be loans that satisfy our prescribed investment criteria, namely loan product type, credit scores and loan-to-value (“LTV”) ratios.

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

We seek to meet and exceed customer expectations with point-of-service technology, innovative products and a consultative approach to delivering creative solutions customized to our customers’ needs.

We presently focus on select markets within the states of Georgia, Florida, North Carolina and South Carolina. Our goal is to focus on markets where we believe the demographics, including population growth, new one-to-four family building permits, and sales of new and existing homes, provide opportunities to originate purchase money mortgage loans in sufficient volume to support our offices and growth objectives. We intend, subject to favorable market conditions, to expand our business further into specific markets in Georgia, Florida and North Carolina, as well as into selected markets in South Carolina, Tennessee and the Washington, D.C. metropolitan area.

Our business is founded upon what we call the “Five Ps” strategy—People, Process, Product offerings, Purchase money mortgage originations and Profitability.

People.    We believe that the success of our organization begins with our people and their ability to provide quality customer service. Focusing on our people, we seek to recruit, train and retain only the highest quality people to provide outstanding customer service. Each of our associates completes a recruitment pre-screening exam. We have a comprehensive nine-week Professional Sales Development (“PSD”) “boot camp” for sales associates and a seven-week Operations Training and Certification (“OTC”) program for operations associates. Our Office of People and Culture is responsible for creating a culture based on ethics and the development and satisfaction of our employees, whom we refer to as “associates.” We are ranked 14th on FORTUNE Magazine’s 2006 list of the “100 Best Companies To Work For.”

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

Product Offerings.    We offer a wide variety of fixed- and adjustable-rate residential mortgage loan products to meet our different market and customer needs. We originate FNMA/FHLMC mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, which includes construction-to-permanent and second-lien mortgage loans (generally in connection with first-lien mortgage loans), nonconforming loans and a limited volume of sub-prime mortgage loans. In each case, we apply our loan underwriting guidelines and practices and other quality control measures to seek better returns and consistency through our origination process. We utilize a proprietary point-of-sale technology, which enables us to employ a consultative selling approach that we believe enables us to offer our products to customers more effectively than many of our competitors. We also aggressively market our brand name and product offerings in each of our markets to develop an identity that is unique and to enhance our visibility and customer loyalty.

Purchase Money Mortgage Originations.    We generally focus on originating prime one-to-four family purchase money mortgage loans, rather than mortgage refinancings. During 2005, 2004 and 2003, approximately 74%, 80% and 67%, respectively, of our mortgage loan originations, based upon principal balance, were purchase money mortgage loans, compared to an industry averages of 54%, 55% and 34%, respectively, according to the Mortgage Bankers Association (“MBA”). Our purchase money mortgage loans have represented approximately two-thirds of our annual mortgage loan production since 2001. Purchase money mortgage originations have grown from $2.7 billion in 2001 to $4.8 billion in 2005. During 2005, we originated over $6.4 billion of mortgage loans, including approximately $4.8 billion in purchase money originations and $1.6 billion in refinancing originations, as compared to total loan originations of $5.6 billion during 2004, including approximately $4.5 billion in purchase money originations and $1.1 billion in refinancing originations, and total loan originations of $5.9 billion during 2003, including $3.9 billion in purchase money originations and $2.0 billion in refinancing originations.

Through HBMC, we originate residential mortgage loans through 21 store locations and, as of December 31, 2005, 157 store-in-store locations in the offices of our realtor strategic alliance partners, located in the states of Georgia, Florida and North Carolina. In addition to utilizing traditional retail mortgage loan origination channels, our purchase money mortgage origination strategy focuses on developing and expanding our SMAs with residential realtors and home builders who have a significant presence in their markets. As of December 31, 2005, we had 229 SMAs, 116 of which were with residential realtors and 113 of which were with home builders. Upon entering into these alliances, we typically experience a delay in the origination of loans, which lags the underlying contractual payments, particularly in the case of our builder alliances. We believe our growing number of SMAs directly accounted for more than 44% of our purchase money mortgage loan originations during 2005 and approximately 36% of our purchase money mortgage loan originations during both 2003 and 2004. See “Our Approach to Marketing—Strategic Marketing Alliances.”

Profitability.    We believe that our focus on people development and our customer-oriented process, coupled with our product offerings and our emphasis on purchase money mortgage loans, distinguish our company and drive our profitability. We use estimated REIT taxable income as the basis for establishing the amount of dividends payable to holders of our common stock. REIT taxable income is not a financial measure under GAAP. The most comparable GAAP measure is consolidated GAAP net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of consolidated GAAP net income to estimated REIT taxable income.

Adjustable-Rate Mortgage Loan Retention.    Prior to our initial public offering and reorganization, HBMC sold substantially all of the mortgage loans that it originated to third parties in whole loan and securitized form. Following our initial public offering, we have continued to sell a majority of the fixed-rate mortgage loans that we originate. We believe that, due to the complexity of some interest-only, adjustable-rate mortgage loan products, the secondary whole loan mortgage market does not always accurately reflect their value. We may, however, from time to time sell adjustable-rate mortgage loans that meet our REIT eligibility criteria in the secondary market where we believe the gain on sale opportunity is attractive.

In February 2004, we began to hold for investment prime adjustable-rate mortgage loans we originate and that meet our investment criteria, in order to more fully realize their value. We service the loans that we hold for investment. We also continue to sell a majority of our fixed-rate mortgage loan originations. As a result, our revenues and losses for the years ended December 31, 2005 and 2004 reflect changes in the business strategy during which we, through our affiliates, continued to retain and aggregate a significant amount of our total adjustable-rate loan origination volume, rather than selling those loans to generate gains on sale.

At December 31, 2005, our portfolio of mortgage loans had an aggregate principal amount of approximately $5.5 billion, the majority of which was comprised of adjustable-rate mortgage loans (“ARMs”), including hybrid mortgage loans, with rates based on LIBOR. Based upon the principal amount outstanding, 20.0% of the loans in the portfolio are comprised of 6-month LIBOR loans and closed-end second-lien loans, which have interest rates that adjust every six months; 73.2% consist of 3-year fixed/6-month interest-only, 5-year fixed/6-month interest-only, 7-year fixed/6-month interest-only and 10-year fixed/6-month interest-only hybrid loans, which have a fixed interest rate for three to 10 years, and then adjust every six months thereafter; 6.3% are comprised of one-month LIBOR loans, which have interest rates that adjust monthly; 0.4% consist of 3-year fixed/1-year interest-only, 5-year fixed/1-year interest-only, 7-year fixed/1-year interest-only and 10-year fixed/1-year interest-only hybrid loans, which have a fixed interest rate for three to 10 years, and then adjust annually thereafter; and the remaining 0.1% is comprised of interest-only construction-to-permanent loans that are either prime-rate based loans, which adjust monthly, LIBOR-based loans, which adjust every six months, or loans that have a fixed interest rate for five years and then adjust every six months thereafter.

        Securitization.    During the first six months of 2004, and periods prior to December 31, 2003, we relied upon short-term warehouse and repurchase agreement facilities to fund our loans. In the third quarter of 2004, we began to securitize adjustable-rate mortgage loans held for investment by offering CDOs, through securitization transactions, which we expect will cost less than our warehouse and repurchase facilities.

We finance, and intend to continue to finance, the mortgage loans retained by us through debt and equity offerings, primarily CDOs offered through securitization transactions and treated as debt for financial reporting and tax purposes, which provide substantially matched-funded (after consideration of derivative positions), long-term financing with lower interest rates than short-term debt facilities. Since the initiation of our securitization strategy in July 2004, we have completed seven securitization transactions representing approximately $6.3 billion of CDOs backed by adjustable-rate, residential first- and second-lien mortgage loans. HMB Acceptance Corp. has an effective shelf registration statement that we may from time to time use to offer additional series of CDOs.

        Servicing.    We service the mortgage loans that we originate and hold for investment. While we are an experienced mortgage loan originator, we historically have only serviced, for brief periods of generally not more than three months, the mortgage loans we originated. Prior to December 2003, we routinely transferred the servicing responsibilities on mortgage loans that we originated, other than construction-to-permanent loans during the construction phase, to third-party servicers shortly after our origination of the loans. Beginning in December 2003, we retained the servicing responsibilities for those loans that we found economically attractive to service, namely a portion of the nonconforming mortgage loans and a portion of Fannie Mae mortgage loans, and continued to service the construction-to-permanent loans during the construction phase of these mortgage loans. In addition, HBMC generally has serviced loans that are the subject of securitization transactions through programs offered by Fannie Mae, Freddie Mac or other GSEs for up to 30 days after the loans are securitized. In 2004, we began to service, and in the future will continue to service, the loans we hold for investment.

        Title and Mortgage Insurance Ventures.    HomeBanc Title Partners, LLC is 85% owned by us and is 15% owned by First American Title Insurance, an unaffiliated title insurance agency. HomeBanc Title Partners provides title insurance agency services to customers of HBMC.

We also own contractual interests in segregated accounts of two captive private mortgage reinsurance companies controlled and managed by unaffiliated insurance companies, Group Mortgage Reinsurance Company and Captive Re, Inc., which are Vermont sponsored captive insurance subsidiaries of Republic Mortgage Insurance Company and Genworth Financial (formerly General Electric Mortgage Insurance Corporation), respectively. A sponsored captive insurance company uses the capital provided by its parent corporation and participants to provide insurance coverage to discrete and usually unrelated entities. We made capital investments pursuant to our contracts in consideration of receiving a share of the premiums on private mortgage insurance sold by the insurers to customers of HMBC, less losses realized on these policies. Under the terms of our contracts, we bear the second 5% of losses in an amount up to our capital contributions. We accrue income as earned, but pursuant to our contracts with the insurance companies, do not expect to begin receiving cash until approximately three to four years after our initial investment, depending upon the build up of capital in the captive insurers and their claims experience. We began our participation in these ventures in 2003 and through December 31, 2005, have contributed $2.1 million of capital. We consolidate our interests in the two captive private mortgage reinsurance companies consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. We are considering and may make investments in additional captive insurance subsidiaries in the future.

The following tables summarize the total revenues, expenses, assets and liabilities related to these entities:

	As of and for the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
HomeBanc Title Partners:
Revenues	$3,924	$1,355	$517
Expenses	2,156	1,008	242
Assets	2,740	923	281
Liabilities	1,148	419	103

Mortgage Reinsurance Ventures:
Revenues	$1,465	$777	$293
Expenses	48	40	9
Assets	3,096	1,678	284
Liabilities	1,004	433	116

Reorganization

We completed our reorganization in July 2004 to meet the requirements for qualification as a REIT under the Code. In this reorganization, HomeBanc Corp. issued 6,751,107 shares of its common stock to Holdings in exchange for all of the outstanding shares of Abetterwayhome Corp. Following the reorganization, HomeBanc Corp. owned all of Holdings’ subsidiaries, including HBMC and Abetterwayhome Corp. Prior to the closing of HomeBanc Corp.’s initial public offering, Holdings distributed shares of the common stock of HomeBanc Corp. that it received in the reorganization to the holders of its preferred units, such that those holders received shares of our common stock with an aggregate value of approximately $45.8 million. This amount equals the aggregate value of the capital accounts, including accumulated but unpaid distributions, of the preferred units as of the date of the initial public offering.

As a result of the 2004 reorganization, our subsidiaries included HomeBanc Funding Corp., HomeBanc Funding Corp. II, HMB Acceptance Corp., Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II as bankruptcy-remote, single-purpose entities, that are direct and indirect wholly-owned subsidiaries of HomeBanc Corp. We have historically used Abetterwayhome Finance, Abetterwayhome Finance II, HomeBanc Funding Corp. and HomeBanc Funding Corp. II to finance our accumulation of mortgage loans for our held for investment portfolio pending permanent funding through securitization. HomeBanc Funding Corp. and HomeBanc Funding Corp. II joined the mortgage loan aggregation/repurchase facilities with JPMorgan Chase Bank and Bear Stearns Mortgage Capital Corporation as joint and several obligors with Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II, respectively. HomeBanc Corp. guarantees 10% of the obligations under these facilities. From time to time, as sufficient mortgage loans are accumulated to permit a securitization financing, HomeBanc Funding Corp. and HomeBanc Funding Corp. II sell mortgage loans to HMB

Acceptance Corp. for deposit into a securitization facility. We may establish one or more other bankruptcy-remote subsidiaries from time to time to utilize asset-backed commercial paper and other funding alternatives.

On December 27, 2005, Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II were dissolved, and Abetterwayhome Corp. was merged into HomeBanc Mortgage Corporation. Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II were single-member limited liability companies disregarded for federal income tax purposes and treated for such purposes as branches of Abetterwayhome Corp. None of these existed as a separate legal entity as of December 31, 2005.

At December 31, 2005, we had the following subsidiaries: HBMC, HomeBanc Funding Corp., HomeBanc Funding Corp. II, HMB Acceptance Corp. and HomeBanc Title Partners, LLC. All of these subsidiaries were wholly-owned by us, except for HomeBanc Title Partners, LLC, a joint venture in which First American Title Insurance, an agent offering title insurance to our customers, owns 15%.

We have previously elected to be treated as, and intend to continue to qualify as, a REIT under Sections 856 through 860 of the Code. We have made elections for each of HBMC and Abetterwayhome Corp., prior to its dissolution, to be treated as TRSs. HomeBanc Funding Corp., HomeBanc Funding Corp. II and HMB Acceptance Corp. will be treated as qualified REIT subsidiaries. HomeBanc Title Partners, LLC is treated as a limited partnership for federal income tax purposes. See Part I, Item I “Certain Federal Income Tax Considerations” for further discussion.

The form of our reorganization resulted in accounting treatment similar to a pooling of interests, and the consolidated financial statements of HomeBanc Corp. include the results of HomeBanc Corp.’s predecessor companies prior to HomeBanc Corp.’s initial public offering on July 19, 2004.

Our Industry and Market Opportunity

The residential mortgage loan market is the largest consumer finance market in the United States. According to the February 7, 2006 Mortgage Finance Forecast from the MBA, lenders in the United States originated more than $2.8 trillion in one-to-four family mortgage loans in both 2004 and 2005. The MBA indicates that total volume is forecasted to decline approximately 21% in 2006 to $2.2 trillion as refinancing activity is expected to drop 39% from 2005. The MBA also estimates that purchase money mortgage loan volume, representing our primary focus, increased in 2005 to $1.5 trillion from $1.3 trillion in 2004, and is expected to remain relatively flat in 2006. Additionally, the MBA report estimates that adjustable-rate mortgage loan originations represented 31% of total loan volume in 2005, down from 34% in 2004.

Generally, the residential mortgage industry consists of a wide variety of brokers, banks, thrifts and securities firms operating in local, regional and national markets. Many specialize in conforming loans, jumbo loans or loans with special credit characteristics, such as “subprime” loans. Our industry, including other mortgage REITs, Internet-based lending companies and finance and mortgage banking companies, is extremely competitive, due to relatively low entry barriers, the ability of competitors to offer lower interest rates and fees, or operate with less stringent underwriting standards to attract customers, and the ability of many lenders to participate in our industry on an opportunistic basis. We believe that our reputation, our focus on high-quality prime residential mortgage loans, our customer service and SMAs with realtors and home builders, and our experience with credit evaluation, will, over time, provide us with significant advantages over many of our competitors.

Our Competitive Advantages

We believe that we enjoy several key competitive advantages that enable us to successfully implement our business strategy. These competitive advantages include:

•	our dedication to recruiting, training, skills development and job satisfaction of our associates;

•	an experienced executive management team;

•	our strong commitment to customer service, as evidenced by our Customer Service Guarantee;

•	our broad range of mortgage loan products that provides our customers with a variety of options and fulfills a spectrum of needs;

•	our SMAs with residential realtors and home builders that provide us with a relationship-based, point-of-sale network of purchase money residential mortgage loan originations;

•	our direct origination model through HBMC, which provides us with advantages over many of our competitors who have no direct mortgage loan origination capabilities; and

•	our strategy of retaining prime adjustable-rate and hybrid mortgage loans in our held for investment portfolio funded by adjustable-rate debt, which facilitates our ability to manage our interest rate risk.

Our Loan Products

Our focus is on originating prime residential mortgage loans at HBMC. The following summarizes the fixed- and adjustable-rate residential mortgage loans that HBMC originates, with percentages based on total loan originations:

•	Prime First Mortgage Loans. We refer to prime credit quality, first-lien mortgage loans secured by one-to-four family residences as “prime first mortgage loans.” During 2005, 2004 and 2003, prime first mortgage loans represented 93.6%, 90.8% and 93.6%, respectively, of HBMC’s total mortgage loan production by principal balance. Prime first mortgage loans consist of conventional mortgage loans along with FHA/VA-qualified mortgage loans, representing 90.6% and 3.0%, 87.6% and 3.2%, and 88.1% and 5.4%, respectively, of HBMC’s total mortgage loan production by principal balance during 2005, 2004 and 2003. “Conventional” mortgage loans include:

•	“conforming loans,” which are loans qualifying for sale to Fannie Mae or Freddie Mac or inclusion in mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac, and which represented 22.6%, 16.8% and 30.0%, respectively, of HBMC’s total mortgage loan production by principal balance during 2005, 2004 and 2003;

•	“nonconforming loans,” which are loans that do not meet Fannie Mae or Freddie Mac guidelines due to loan size limits, which are currently approximately $417,000 for one family residences, or other underwriting parameters, and which represented 68.0%, 70.8% and 58.1%, respectively, of HBMC’s total mortgage loan production by principal balance during 2005, 2004 and 2003. As a subset of our nonconforming loans, we also offer an “Alt-A” adjustable-rate mortgage loan product with reduced documentation that we offer to borrowers who satisfy prescribed FICO, LTV ratio and loan purpose criteria.

•	Prime Second Mortgage Loans. We refer to prime credit quality loans secured by second liens on one-to-four family residences, including home equity lines of credit, as “prime second mortgage loans.” Prime second mortgage loans are customarily originated in connection with first-lien mortgage loans that we originate. Prime second mortgage loans comprised 4.5%, 7.1% and 4.0%, respectively, of HBMC’s total mortgage loan production by principal balance during 2005, 2004 and 2003.

•	Prime Construction-to-Permanent Loans. HBMC also originates a limited amount of “construction-to-permanent” mortgage loans, including loans for undeveloped parcels of real property, or lot loans. Construction-to-permanent loans represented 0.8%, 1.1% and 1.6%, respectively, of HBMC’s total mortgage loan production by principal balance during 2005, 2004 and 2003. These loans provide qualified borrowers with construction loans that become permanent mortgage loans upon completion of the construction of the property. Once the construction phase is complete and the loan converts to a permanent mortgage, we include it in one of the preceding categories.

•	Subprime Mortgage Loans. The industry refers to first-lien mortgage loans secured by one-to-four family residences to individuals with less than “prime” credit, based on a variety of factors including borrower FICO scores and the secondary mortgage loan market purchasers’ purchase and pricing criteria, as “subprime mortgage loans.” Subprime mortgage loans, which we refer to internally as “specialty lending loans” represented 1.0%, 1.0% and 0.7%, respectively, of HBMC’s total mortgage loan production by principal balance during 2005, 2004 and 2003. We seek to reduce repurchase risk by requiring that these loans be underwritten by our investor/purchasers prior to closing.

None of our interest-only loan products allow for the negative amortization of loan principal. We also do not utilize “teaser” rates in order to qualify loan applicants for any of our mortgage loan products.

Prior to our initial public offering, HBMC sold substantially all of the mortgage loans that it originated to unaffiliated third parties as described below:

•	Prime Mortgage Loans. Prime first and prime second mortgage loans were sold to third parties on a whole loan basis, generally within 60 days after funding. Substantially all conforming mortgage loans were pooled into mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac, and the securities then were sold to third parties, generally within 30 days after funding. Since our initial public offering, a significant portion of prime nonconforming mortgage loans meeting our investment criteria have been sold to HomeBanc Corp. or our qualified REIT subsidiaries, which hold these as loans held for investment.

•	Subprime Mortgage Loans. Subprime mortgage loans were sold to third parties on a whole loan basis, generally within 30 days after funding.

Subject to customary representations and warranties by HBMC as seller, substantially all of the loans described above are sold on a non-recourse basis. Accordingly, credit losses are generally absorbed by the whole loan purchaser, the security guarantor, the mortgage insurer, holders of the subordinated tranches of any securitizations, the U.S. Department of Housing and Urban Development (“HUD”) or the Veterans Administration (“VA”).

HBMC continues to originate the mortgage loans described above. Generally, fixed-rate, FHA/VA and subprime mortgage loans are sold to third party investors on a whole loan basis, or through a mortgage-backed security as detailed above. Those mortgage loans not sold to third parties are sold to HomeBanc Corp. or one of our qualified REIT subsidiaries, generally within 10 days after funding. The loans sold to us by HBMC primarily are, and we expect will continue to be, comprised of adjustable-rate prime first and second mortgage loans, including the following:

•	1-month LIBOR and 6-month LIBOR interest-only ARMs;

•	3-year fixed/6-month LIBOR adjustable-rate, 5-year fixed/6-month LIBOR adjustable-rate and 7-year fixed/6-month LIBOR adjustable-rate mortgages, which we refer to as “hybrid ARMs”;

•	other hybrid ARM products including 3-year fixed/1-year LIBOR adjustable-rate, 5-year fixed/1-year LIBOR adjustable-rate, 7-year fixed/1-year LIBOR adjustable-rate and 10-year fixed/1-year LIBOR adjustable-rate mortgages;

•	construction-to-permanent loans; and

•	adjustable-rate prime second mortgage loans.

For our hybrid mortgage loan products, the interest-only period is either equal to the fixed-rate period for that mortgage loan—for example, 3, 5, 7 or 10 years in the case of our 3-year fixed/6-month interest-only, 5-year fixed/6-month interest-only, 7-year fixed/6-month interest-only and 10-year fixed/6-month interest-only mortgage loan products, respectively—or is equal to 10 years. In general, the interest-only period of hybrid mortgage loans that we originated prior to December 2004 is equal to the fixed-rate period for that mortgage loan, and the interest-only period of hybrid mortgage loans that we originate during and after December 2004 will be equal to 10 years. The Company also offers 3-year fixed/1-year interest-only, 5-year fixed/1-year interest-only, 7-year fixed/1-year interest-only and 10-year fixed/1-year interest-only mortgage loan products.

Our change in strategy following our initial public offering and reorganization has had the following principal effects:

•	we continue to realize gain on sale income from fixed-rate and other mortgage loans we originate and sell to third parties, with the total gain on sale income varying with the volume and type of loans that we originate;

•	we no longer realize gain on sale income from adjustable-rate loans we originate and transfer into our portfolio of mortgage loans held for investment;

•	in the near term, our interest expense has been reduced as we have used the proceeds of our offerings of common stock, preferred stock and trust preferred securities to repay amounts owed under our warehouse facility;

•	over time, our interest expense will increase as we use leverage, including collateralized debt obligations, to fund anticipated growth in our portfolio of mortgage loans held for investment;

•	interest income and provision for loan losses and the associated allowance for loan losses (“Allowance”) will increase as we hold increasing amounts of mortgage loans in our portfolio; and

•	our assets will increase as our portfolio of mortgage loans held for investment grows, which will require funding from additional equity and debt, as necessary.

Our gain on sale income is expected to change with the volume and type of loans that we originate. The rate of increase in mortgage loans held for investment is expected to change with the volume of prime variable-rate loans that we originate, reduced by prepayments on loans that we hold for investment and the amount of these loans that we may choose to sell to third-party investors. Accordingly, our net gain on sale of mortgage loans, net interest income and mortgage loans held for investment are directly affected by changes in interest rates, the yield curve and our product mix.

The following tables detail the wide variety of mortgage loan types originated by HBMC to meet different market and customer needs, as measured by principal balance. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

	2005		2004		2003
Loan Type	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Conforming mortgage loans	$1,453,611	22.6%	$943,144	16.8%	$1,776,509	30.0%
Nonconforming mortgage loans
1-month interest-only adjustable-rate	51,973	0.8	615,976	11.0	290,673	4.9
6-month interest-only adjustable-rate	99,446	1.5	1,766,093	31.4	1,974,789	33.4
3-year fixed/6-month interest-only adjustable-rate	523,198	8.1	359,340	6.4	28,482	0.5
3-year fixed/1-year interest-only adjustable-rate	2,955	0.0	—	—	—	—
5-year fixed/6-month interest-only adjustable-rate	2,492,320	38.7	920,036	16.4	165,060	2.8
5-year fixed/1-year interest-only adjustable-rate	7,060	0.1	—	—	—	—
7-year fixed/6-month interest-only adjustable-rate	911,614	14.2	96,704	1.7	54,529	0.9
7-year fixed/1-year interest-only adjustable-rate	10,960	0.2	—	—	—	—
10-year fixed/6-month interest-only adjustable-rate	103,106	1.6	21,144	0.4	41,083	0.7
10-year fixed/1-year interest-only adjustable-rate	5,653	0.1	—	—	—	—
All other nonconforming mortgage loans	173,961	2.7	200,941	3.6	886,215	15.0

Total nonconforming mortgage loans(1)	4,382,246	68.0	3,980,234	70.8	3,440,831	58.1
FHA- and VA-qualified mortgage loans	191,286	3.0	180,718	3.2	321,078	5.4
Second-lien mortgage loans	292,645	4.5	396,581	7.1	239,634	4.0
Construction-to-permanent loans	52,596	0.8	64,092	1.1	92,010	1.6
Subprime loans	67,381	1.0	56,911	1.0	44,394	0.7
Other(2)	2,330	0.0	1,554	0.0	5,578	0.1

Total(1)	$6,442,095	100.0%	$5,623,234	100.0%	$5,920,034	100.0%

Total adjustable-rate loans	$4,681,616	72.7%	$4,465,628	79.4%	$3,295,500	55.7%
Total fixed-rate loans	1,760,479	27.3	1,157,606	20.6	2,624,534	44.3

Total(1)	$6,442,095	100.0%	$5,623,234	100.0%	$5,920,034	100.0%

(1)	Slight variations in totals are due to rounding.

(2)	The “Other” loans are comprised primarily of state and local housing finance authority loans.

We adjust our product offerings from time to time to meet customer preferences, investor preferences, competition, and pricing and changes in interest rates and our markets. Changes in interest rates and the yield curve can also result in changes in consumer and investor preferences between fixed- and adjustable-rate mortgage loans and gain on sale and other revenue, including net interest income.

The Federal Reserve has increased the targeted federal funds rate 14 times from June 30, 2004 to January 31, 2006, for a total of 350 basis points. As a consequence, during 2004, the yield curve began to flatten, meaning there was little difference in long- and short-term interest rates. This trend continued throughout 2005, and additional increases in the targeted federal funds rate may occur in 2006.

As a result of the increase in interest rates during 2005, the mix of our loan originations changed compared to prior years. Many existing and new borrowers moved from shorter-term mortgages (e.g., 1- and 6-month interest only ARMS and three-year hybrid ARMS) to longer-term mortgages (e.g., 5- and 7-year hybrid ARMs).

Analysis of Our Loan Originations

Geographic Concentration

As of December 31, 2005, HBMC was licensed or qualified to do business in 10 states. At that date, HBMC had 1,317 employees at 21 store locations and 157 realtor store-in-store locations. During 2005, 2004 and 2003, HBMC’s loan origination volume, as measured by principal balance, came from the following states. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

	Years Ended December 31,
	2005		2004		2003
State	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Georgia	$2,642,293	41.0%	$2,715,237	48.3%	$3,278,403	55.4%
Florida	3,358,045	52.1	2,661,818	47.3	2,463,072	41.6
North Carolina	364,999	5.7	204,117	3.6	143,519	2.4
Other	76,758	1.2	42,062	0.7	35,041	0.6

Total(1)	$6,442,095	100.0%	$5,623,234	100.0%	$5,920,034	100.0%

(1)	Slight variations due to rounding.

The “Other” category in the tables above includes loans originated in South Carolina, Tennessee, Alabama, Ohio and Colorado.

Historically, HBMC’s production was geographically concentrated in Georgia but in 2004 and 2005 has become slightly more diversified, as shown above. We believe that the growth of purchase money loan opportunities and the growth of property values in Florida have resulted in a growing percentage of our loans being originated in that state. Our goal is to continue this geographic diversification, and we presently are targeting, on a long-term basis, to achieve production levels of approximately one-third in Georgia, one-third in Florida and one-third in all other markets, based upon principal balance of mortgage loan originations.

Credit Scores

The principal credit reporting agencies maintain historical data and provide credit reports for potential borrowers. These credit reports include a detailed payment history of existing and previously repaid debt and a related credit score derived from the historical information from each of the principal credit repositories. The credit scoring model that is most often used to determine individual credit scores is the Fair Isaac Corporation score (“FICO”), which is a three-digit number ranging from 300 to 850 and is based on payment histories, amounts owed, length of credit history, new credit and types of credit use.

The credit scores of all individual potential borrowers assist a lender in assessing the quality of loans. When underwriting a potential mortgage loan, we obtain credit reports containing credit scores for each potential borrower. The higher the credit score, the lower the probability of the borrower defaulting on any debt obligation over the next two years. In determining whether to make a loan, for each borrower we eliminate the highest and lowest credit scores determined by the principal reporting agencies; and then use the lowest of the middle scores for each borrower. We refer to this score as the decision FICO score. In the case where there are less than three FICO scores for a borrower, we use the lowest score provided.

The tables below show the percentage of mortgage loans, as measured by principal balance, originated by HBMC in each specific decision FICO score range for the years ended December 31, 2005, 2004 and 2003, divided into first-lien mortgages and second-lien mortgages. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

First-Lien Mortgages

	Years Ended December 31,
	2005		2004		2003
FICO Score(1)	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
800+	$281,230	4.6%	$109,648	2.1%	$124,969	2.2%
775 – 799	949,832	15.4	665,051	12.7	710,050	12.5
750 – 774	1,002,835	16.3	888,981	17.1	885,733	15.6
725 – 749	974,404	15.8	837,296	16.0	886,142	15.6
700 – 724	969,004	15.8	867,692	16.6	829,338	14.6
675 – 699	819,088	13.3	723,758	13.8	749,813	13.2
650 – 674	544,856	8.9	586,943	11.2	641,885	11.3
625 – 649	278,318	4.5	233,188	4.5	369,226	6.5
Below 625	284,969	4.6	275,232	5.3	431,710	7.6
No score available	44,916	0.7	38,864	0.7	51,533	0.9

Total(2)	$6,149,450	100.0%	$5,226,653	100.0%	$5,680,400	100.0%

(1)	The credit scores are based on the scoring methodologies applied by Fair Isaac Corporation and are as of the date the loan was originated.

(2)	Slight variations in totals are due to rounding.

Second-Lien Mortgages

	Years Ended December 31,
	2005		2004		2003
FICO Score(1)	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
800+	$12,583	4.3%	$6,512	1.6%	$4,313	1.8%
775–799	42,245	14.4	47,876	12.1	25,641	10.7
750–774	52,373	17.9	70,795	17.9	44,093	18.4
725–749	51,028	17.4	75,367	19.0	45,530	18.9
700–724	49,772	17.0	79,904	20.1	43,853	18.3
675–699	42,666	14.6	67,913	17.1	45,291	18.9
650–674	33,153	11.3	43,484	11.0	26,839	11.2
625–649	4,937	1.7	2,391	0.6	3,467	1.5
Below 625	3,340	1.1	707	0.2	128	0.1
No score available	550	0.2	1,632	0.4	479	0.2

Total(2)	$292,645	100.0%	$396,581	100.0%	$239,634	100.0%

(1)	The credit scores are based on the scoring methodologies applied by Fair Isaac Corporation and are as of the date the loan was originated.

(2)	Slight variations in totals are due to rounding.

In 2005, 2004 and 2003, the average FICO scores (to the extent received by us) were 718, 717 and 713, respectively, for first-lien mortgages and 727, 726 and 725, respectively, for second-lien mortgages. Many of our loans to borrowers with FICO scores below 650 are originated by us and insured by the Federal Housing Administration, guaranteed by the Veterans Administration, or sold to Fannie Mae, Freddie Mac or private investors, and consequently are not considered “subprime” by us.

Loan-To-Value Ratios

The LTV ratio of a loan is a tool used by originators and loan investors to determine and evaluate the risk of a particular loan. We compute the loan’s LTV ratio as the original loan balance divided by the appraised value of the property or the contract sales price, whichever is lower. For example, a loan has an 80% LTV ratio if a home was purchased for $100,000 and the loan amount specific to that property is $80,000. With respect to our second- lien mortgages, we compute the loan’s combined loan-to-value (“CLTV”) ratio as the sum of the original loan balances of the first and second mortgages divided by the appraised value of the property or the contract sales price, whichever is lower. For example, a loan has a 95% CLTV ratio if a home was purchased for $100,000, the loan amount of the first mortgage specific to that property is $80,000 and the loan amount of the second mortgage specific to that property is $15,000. Both examples assume that the appraised value of the home is $100,000 or greater.

For the years ended December 31, 2005, 2004 and 2003, HBMC’s first-lien mortgage loan origination volume, as measured by principal balance, contained loans within the following LTV ratio ranges. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

First-Lien Mortgages

	Years Ended December 31,
	2005		2004		2003
LTV Ratio(1)	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
50% or less	$208,475	3.4%	$139,605	2.7%	$255,550	4.5%
50.01 – 60.00%	240,788	3.9	163,376	3.1	255,511	4.5
60.01 – 70.00%	515,938	8.4	369,473	7.1	568,040	10.0
70.01 – 75.00%	456,053	7.4	314,242	6.0	437,391	7.7
75.01 – 80.00%	2,902,456	47.2	3,256,927	62.3	2,522,273	44.4
80.01 – 85.00%	67,711	1.1	57,406	1.1	85,206	1.5
85.01 – 90.00%	381,408	6.2	263,433	5.0	386,267	6.8
90.01 – 95.00%	285,994	4.7	278,468	5.3	426,030	7.5
95.01% or more	1,090,629	17.7	383,723	7.4	744,132	13.1

Total(2)	$6,149,450	100.0%	$5,226,653	100.0%	$5,680,400	100.0%

(1)	LTV ratio is as of the date the loan was originated.

(2)	Slight variations in totals are due to rounding.

In 2005, 2004 and 2003, the weighted average first-lien mortgage LTV ratio was 81.3%, 79.4% and 79.3%, respectively. In connection with our first-lien mortgage loan originations, we actively pursue concurrent second- lien mortgage loans sought by our customers to complete their home purchases. During each of 2005, 2004 and 2003, second-lien mortgage loan originations were $292.6 million, $396.6 million and $239.6 million, respectively, which represented 4.5%, 7.1% and 4.0%, respectively, of total mortgage loan originations, by principal balance. The weighted average second-lien mortgage CLTV ratio for 2005, 2004 and 2003 was 92.0%, 93.0% and 92.6%, respectively.

The increase in first-lien mortgages with an LTV ratio of 95.01% or more in 2005 is substantially due to a new mortgage loan product introduced in 2005 that includes lender or borrower paid private mortgage insurance (“PMI”) on the amount of the loan in excess of 80% of the appraised value of the property. In the event of a loss on one of these loans, PMI would pay us the difference between the actual unpaid principal balance at the date of chargeoff and 80% of the appraised value of the collateral as of the date the loan was originated. Substantially all of the loans with an LTV ratio of 95.01% or more have PMI. This effectively reduces our risk of loss due to borrower default to 80% of the appraised value of the loan’s collateral. As a result of this new mortgage loan product, the total dollars of principal loan originations for second-lien mortgages declined in 2005.

Property Types

Since December 31, 2000, all of the mortgage loans originated by HBMC have been secured by residential property as collateral. The following tables show the percentage of loans originated by HBMC by property type, as measured by principal balance, for the years ended December 31, 2005, 2004 and 2003. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

	Years Ended December 31,
	2005		2004		2003
Property Type	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Single family detached residences	$2,250,146	34.9%	$2,226,899	39.6%	$2,521,934	42.6%
Planned unit development(1)	3,140,116	48.7	2,638,206	46.9	2,817,936	47.6
2-4 family residences	51,232	0.8	70,876	1.3	47,360	0.8
Condominium/Cooperative apartment	955,743	14.8	655,519	11.7	509,123	8.6
Other/Townhouse	44,859	0.7	31,734	0.6	23,680	0.4

Total(2)	$6,442,095	100.0%	$5,623,234	100.0%	$5,920,034	100.0%

(1)	Represents individual properties in a single-family residential development with common areas maintained by a residential association.

(2)	Slight variations in totals are due to rounding.

Loan Balances

During the years ended December 31, 2005, 2004 and 2003, the first- and second-lien mortgage loan origination volume of HBMC, as measured by principal balance, was comprised of loans with original principal balances within the following ranges. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

First-Lien Mortgages

	Years Ended December 31,
	2005		2004		2003
Principal Amount of Loan	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
$100,000 or less	$200,682	3.3%	$321,502	6.2%	$415,805	7.3%
$100,001 – $150,000	925,999	15.1	1,086,640	20.8	1,315,013	23.2
$150,001 – $200,000	1,069,481	17.4	957,785	18.3	1,178,683	20.8
$200,001 – $300,000	1,493,850	24.3	1,223,180	23.4	1,265,593	22.3
$300,001 – $400,000	903,324	14.7	604,136	11.6	578,265	10.2
$400,001 – $500,000	500,359	8.1	339,349	6.5	298,221	5.3
$500,001 – $600,000	332,670	5.4	199,806	3.8	189,157	3.3
$600,001 – $700,000	228,674	3.7	142,323	2.7	126,673	2.2
$700,001 – $800,000	112,812	1.8	73,677	1.4	82,366	1.5
$800,001 – $900,000	62,024	1.0	55,495	1.1	39,195	0.7
$900,001 – $1,000,000	106,748	1.7	81,830	1.6	60,780	1.1
$1,000,001 – $1,500,000	127,055	2.1	98,321	1.9	88,046	1.6
$1,500,001 – $2,000,000	65,929	1.1	29,301	0.6	31,242	0.6
$2,000,001 or higher	19,844	0.3	13,308	0.3	11,361	0.2

Total(1)	$6,149,450	100.0%	$5,226,653	100.0%	$5,680,400	100.0%

(1)	Slight variations in totals are due to rounding.

Second-Lien Mortgages

	Years Ended December 31,
	2005		2004		2003
Principal Amount of Loan	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
$15,000 or less	$6,002	2.1%	$9,851	2.5%	$3,451	1.5%
$15,001 – $20,000	10,433	3.6	13,168	3.3	6,542	2.7
$20,001 – $30,000	39,037	13.3	60,594	15.3	38,294	16.0
$30,001 – $40,000	48,873	16.7	78,668	19.8	46,681	19.5
$40,001 – $50,000	38,803	13.3	56,179	14.2	36,808	15.4
$50,001 – $60,000	29,817	10.2	41,630	10.5	24,874	10.4
$60,001 – $70,000	19,608	6.7	29,581	7.5	17,278	7.2
$70,001 – $80,000	18,574	6.3	24,486	6.2	14,067	5.9
$80,001 – $90,000	14,187	4.8	15,138	3.8	9,585	4.0
$90,001 – $100,000	11,974	4.1	19,119	4.8	13,851	5.8
$100,001 – $125,000	15,653	5.3	14,833	3.7	9,250	3.9
$125,001 – $150,000	12,947	4.4	14,257	3.6	10,616	4.4
$150,001 or higher	26,736	9.1	19,077	4.8	8,339	3.5

Total(1)	$292,645	100.0%	$396,581	100.0%	$239,634	100.0%

(1)	Slight variations in totals are due to rounding.

In 2005, 2004 and 2003, the average principal balance of the loans that HBMC originated was $226,058, $196,486 and $183,473, respectively, for first-lien mortgages, and $44,313, $41,028 and $42,756, respectively, for second-lien mortgages.

Our Mortgage Loans Held for Investment

The following tables provide information about our mortgage loans held for investment at December 31, 2005 and 2004. The second-lien mortgages are closed-end loans made in connection with a first-lien mortgage loan pertaining to the same property.

The loans are shown by product type below:

	As of December 31,
	2005		2004
Loan Type	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
1 month interest-only, adjustable-rate	$346,210	6.3%	$512,836	17.4%
6 month interest-only, adjustable-rate	804,331	14.8	1,302,257	44.3
3-year fixed/6-month interest-only, adjustable-rate	617,351	11.3	242,394	8.2
3-year fixed/1-year interest-only, adjustable-rate	2,682	0.0	—	—
5-year fixed/6-month interest-only, adjustable-rate	2,587,201	47.4	640,592	21.8
5-year fixed/1-year interest-only, adjustable-rate	7,060	0.1	—	—
7-year fixed/6-month interest-only, adjustable-rate	761,356	14.0	61,506	2.1
7-year fixed/1-year interest-only, adjustable-rate	11,240	0.2	—	—
10-year fixed/6-month interest only, adjustable-rate	24,122	0.4	1,225	0.0
10-year fixed/1-year interest-only, adjustable-rate	5,653	0.1	—	—
Second-lien mortgage loans	277,974	5.1	137,472	4.7
Construction-to-permanent loans	7,887	0.1	41,744	1.4

Total(1)	$5,453,067	100.0%	$2,940,026	100.0%

(1)	Slight variations in totals are due to rounding.

The Federal Reserve has increased the targeted federal funds rate 14 times from June 30, 2004 to January 31, 2006, for a total of 350 basis points. As a consequence, during 2004, the yield curve began to flatten, meaning there was little difference in long- and short-term interest rates. This trend continued throughout 2005, and additional increases in the targeted federal funds rate may occur in 2006.

As a result of the increase in interest rates during 2005, the mix of our loan originations changed compared to prior years. Many existing and new borrowers moved from shorter-term mortgages (e.g., 1- and 6-month interest only ARMS and three-year hybrid ARMS) to longer-term mortgages (e.g., 5- and 7-year hybrid ARMs).

Our mortgage loans held for investment also have the following terms:

•	Our 1-month interest-only, adjustable-rate mortgage loans have an initial interest rate cap equal to the initial interest rate plus 5%; after the first month, the interest rate cap is equal to the then current interest rate on the mortgage loan plus 5%. These mortgage loans have a lifetime cap equal to the greater of 12% or the initial interest rate plus 5% and have a floor equal to the margin specified in the applicable mortgage loan documentation.

•

Our 6-month interest-only, adjustable-rate mortgage loans have two options available for a borrower with respect to the caps and floor. Either the loans: (1) have the same initial, periodic and lifetime caps and floor as our 1-month interest-only adjustable-rate mortgage loans; or (2) have an initial cap equal to the initial interest rate plus 1%; have a periodic cap every six months equal to the then current interest rate on the mortgage loan plus 1%; have a lifetime cap equal to the greater of 12% or the initial interest rate plus 5%; and have a floor equal to the margin specified in the applicable mortgage loan documentation.

•	Our 3-year fixed/6-month interest-only, adjustable-rate, our 5-year fixed/6-month interest-only, adjustable-rate, our 7-year fixed/6-month interest-only, adjustable-rate, and our 10-year fixed/6-month interest-only, adjustable-rate mortgage loans have no initial or periodic caps; have a lifetime cap equal to the greater of 13% or the initial interest rate plus 6%; and have a floor equal to the greater of the initial interest rate less 6% or the margin specified in the applicable mortgage loan documentation.

•	Our 3-year fixed/1-year interest-only, adjustable-rate mortgage loans have an initial interest rate cap equal to the initial interest rate plus 2%; have a periodic interest rate cap every 12 months after the fixed-rate period equal to the then current rate plus 2%; have a lifetime interest rate cap equal to the initial rate plus 6%; and have a floor equal to the margin specified in the applicable mortgage loan documentation.

•	Our 5-year fixed/1-year interest-only, adjustable-rate, our 7-year fixed/1-year interest-only, adjustable-rate, and our 10-year fixed/1-year interest-only, adjustable-rate mortgage loans have an initial interest rate cap equal to the initial interest rate plus 5%; have a periodic interest rate cap every 12 months after the fixed-rate period equal to the then current rate plus 2%; have a lifetime interest rate cap equal to the initial rate plus 6%; and have a floor equal to the margin specified in the applicable mortgage loan documentation.

•	Our 1-month interest-only, adjustable-rate mortgage loans and our 6-month interest-only, adjustable-rate mortgage loans cannot be assumed by any third party.

•	Our 3-year fixed/6-month interest-only, adjustable-rate, our 5-year fixed/6-month interest-only, adjustable-rate, our 7-year fixed/6-month interest-only, adjustable-rate, and our 10-year/6-month interest-only, adjustable-rate mortgage loans may be assumed only by fully qualified borrowers and only after the interest-only fixed period of the mortgage loan.

•	Our 3-year fixed/1-year interest-only, adjustable-rate, our 5-year fixed/1-year interest only, adjustable-rate, our 7-year fixed/1-year interest-only, adjustable-rate, and our 10-year fixed/1-year interest-only, adjustable-rate mortgage loans may be assumed only by fully qualified borrowers and only after the interest-only fixed period of the mortgage loan.

In addition, none of our mortgage loans held for investment have any conversion options or prepayment penalties.

The following shows the loans by state where the properties are located:

	As of December 31,
	2005		2004
State	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Florida	$2,873,442	52.7%	$1,451,628	49.4%
Georgia	2,256,480	41.4	1,347,644	45.8
North Carolina	264,099	4.8	113,218	3.9
Other	59,046	1.1	27,536	0.9

Total(1)	$5,453,067	100.0%	$2,940,026	100.0%

(1)	Slight variations in totals are due to rounding.

The growth of purchase money loan opportunities and the growth of property values in Florida have resulted in a growing percentage of our loans being originated in that state. Our goal is to continue this geographic diversification, and we presently are targeting, on a long-term basis, to achieve production levels of approximately one-third in Georgia, one-third in Florida and one-third in all other markets, based upon principal balance of mortgage loan originations.

The following shows the LTV ratios for the first-lien mortgage loans held for investment and CLTV ratios for the second-lien mortgage loans held for investment:

First-Lien Mortgages

	As of December 31,
	2005			2004
LTV Ratio(1)	Dollars (000s)		% of Loans	Dollars (000s)		% of Loans
50% or less	$115,037		2.2%	$59,224		2.1%
50.01 – 60.00%	162,216		3.1	72,041		2.6
60.01 – 70.00%	380,646		7.4	179,766		6.4
70.01 – 75.00%	390,136		7.5	192,625		6.9
75.01 – 80.00%	3,133,913		60.6	2,108,838		75.2
80.01 – 90.00%	217,702		4.2	104,793		3.7
90.01 – 95.00%	194,140		3.8	83,851		3.0
95.01 or more	581,303		11.2	1,418		0.1

Total(2)	$5,175,093		100.0%	$2,802,556		100.0%

Weighted average first-lien LTV	79.	89%		77.	88%

(1)	LTV ratio is as of the date the loan was originated.

(2)	Slight variations in totals are due to rounding.

The increase in first-lien mortgages with an LTV ratio of 95.01% or more in 2005 is substantially due to a new mortgage loan product introduced in 2005 that includes lender or borrower paid PMI on the amount of the loan in excess of 80% of the appraised value of the property. In the event of a loss on one of these loans, PMI would pay us the difference between the actual unpaid principal balance at the date of chargeoff and 80% of the appraised value of the collateral as of the date the loan was originated. Substantially all of the loans with an LTV ratio of 95.01% or more have PMI. This effectively reduces our risk of loss due to borrower default to 80% of the appraised value of the loan’s collateral. As a result of this new mortgage loan product, the total dollars of principal loan originations for second-lien mortgages declined in 2005.

Second-Lien Mortgages

	As of December 31,
	2005			2004
CLTV Ratio(1)	Dollars (000s)		% of Loans	Dollars (000s)		% of Loans
50% or less	$12,511		4.5%	$9,957		7.2%
50.01 – 60.00%	46		0.0			0.0
60.01 – 70.00%	175		0.1	227		0.2
70.01 – 75.00%	831		0.3	256		0.2
75.01 – 80.00%	1,090		0.4	755		0.5
80.01 – 90.00%	58,909		21.2	26,691		19.4
90.01 – 95.00%	42,617		15.3	18,761		13.6
95.01 or more	161,795		58.2	80,824		58.8

Total(2)	$277,974		100.0%	$137,471		100.0%

Weighted average second-lien CLTV ratio	93.	08%		91.	74%

(1)	CLTV ratio is as of the date the loan was originated.

(2)	Slight variations in totals are due to rounding.

The following shows the FICO scores for the mortgage loans held for investment:

First-Lien Mortgages

	As of December 31,
	2005			2004
FICO Score(1)	Dollars (000s)		% of Loans	Dollars (000s)		% of Loans
800+	$169,074		3.3%	$54,964		2.0%
775 – 799	734,777		14.2	378,221		13.5
750 – 774	943,010		18.2	539,699		19.3
725 – 749	938,584		18.1	513,209		18.3
700 – 724	997,209		19.3	566,825		20.2
675 – 699	786,571		15.2	413,619		14.8
650 – 674	493,144		9.5	309,965		11.1
649 or below	88,071		1.7	14,870		0.5
No score available	24,653		0.5	11,184		0.4

Total(2)	$5,175,093		100.0%	$2,802,556		100.0%

Weighted average middle FICO score	73	0		72	6

(1)	The FICO scores are based on the scoring methodology applied by Fair Isaac Corporation and are as of the date the loan was originated.

(2)	Slight variation in totals are due to rounding.

Second-Lien Mortgages

	As of December 31,
FICO Score(1)	2005			2004
800+	$8,056		2.9%	$2,609		1.9%
775 – 799	36,992		13.3	18,140		13.2
750 – 774	53,607		19.3	27,574		20.1
725 – 749	57,026		20.5	30,177		21.9
700 – 724	51,772		18.6	29,469		21.4
675 – 699	44,063		15.9	23,071		16.8
650 – 674	24,710		8.9	5,827		4.2
649 or below	1,119		0.4	100		0.1
No score available	629		0.2	504		0.4

Total(2)	$277,974		100.0%	$137,471		100.0%

Weighted average FICO score	73	1		7	30

(1)	The FICO scores are based on the scoring methodology applied by Fair Isaac Corporation and are as of the date the loan was originated.

(2)	Slight variation in totals are due to rounding.

The following shows the mortgage loans held for investment by property type:

	As of December 31,
	2005		2004
Property Type	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Single family detached residences	$1,858,528	34.1%	$1,117,491	38.0%
Planned unit development(1)	2,645,709	48.5	1,391,987	47.3
2-4 family residences	64,563	1.2	43,827	1.5
Condominium/Cooperative apartment	850,619	15.6	371,403	12.7
Other/Townhouse	33,648	0.6	15,318	0.5

Total(2)	$5,453,067	100.0%	$2,940,026	100.0%

(1)	Represents individual properties in a single-family residential development with common areas maintained by a residential association.

(2)	Slight variation in totals are due to rounding.

The following shows the principal balance of the mortgage loans held for investment:

First-Lien Mortgages

	As of December 31,
	2005		2004
Principal Amount of Loan	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
$100,000 or less	$154,894	3.0%	$121,767	4.3%
$100,001 – $150,000	752,424	14.5	486,021	17.3
$150,001 – $200,000	793,801	15.3	428,365	15.3
$200,001 – $300,000	1,200,296	23.2	674,927	24.1
$300,001 – $400,000	746,988	14.4	365,121	13.0
$400,001 – $500,000	509,224	9.8	242,413	8.6
$500,001 – $600,000	308,780	6.0	136,305	4.9
$600,001 – $700,000	219,604	4.2	99,022	3.5
$700,001 – $800,000	104,476	2.0	54,911	2.0
$800,001 – $900,000	68,890	1.3	35,784	1.3
$900,001 – $1,000,000	105,947	2.0	46,790	1.7
$1,000,001 – $1,500,000	136,815	2.6	77,719	2.8
$1,500,001 or higher	72,954	1.4	33,411	1.2

Total(1)	$5,175,093	100.0%	$2,802,556	100.0%

Average balance	$235,817		$219,638

(1)	Slight variation in totals are due to rounding.

Second-Lien Mortgages

	As of December 31,
	2005		2004
Principal Amount of Loan	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
$10,000 or less	$1,222	0.4%	$507	0.4%
$10,001 – $15,000	6,213	2.2	2,960	2.2
$15,001 – $20,000	11,483	4.1	5,021	3.7
$20,001 – $30,000	44,634	16.1	21,038	15.3
$30,001 – $40,000	52,947	19.0	28,514	20.7
$40,001 – $50,000	39,165	14.1	18,670	13.6
$50,001 – $60,000	28,507	10.3	14,591	10.6
$60,001 – $70,000	18,400	6.6	10,462	7.6
$70,001 – $80,000	15,245	5.5	7,016	5.1
$80,001 – $90,000	12,006	4.3	5,627	4.1
$90,001 – $100,000	8,102	2.9	5,021	3.7
$100,001 – $125,000	13,111	4.7	6,707	4.9
$125,001 – $150,000	10,759	3.9	4,965	3.6
$150,001 or higher	16,180	5.8	6,372	4.6

Total(1)	$277,974	100.0%	$137,471	100.0%

Average balance	$39,967		$40,397

(1)	Slight variation in totals are due to rounding.

Our Loan Underwriting Guidelines and Practices

HBMC’s underwriting guidelines are intended to facilitate the funding and ultimate sale of mortgage loans in the secondary mortgage market and, for loans held for investment funding through CDOs. The HBMC underwriting guidelines allow HBMC to evaluate an applicant’s credit standing, financial condition and repayment ability, as well as the value and adequacy of the mortgaged property as collateral for any loan that HBMC reviews. HBMC seeks to match the amount of disclosure required by applicants to appropriate loan products. As part of the loan application process, the applicant is generally required to provide information concerning his or her assets, liabilities, income and expenses, subject to certain of the provisions below, along with an authorization permitting HBMC to obtain any necessary third-party verifications, including a credit report summarizing the applicant’s credit history. However, in some cases, loans are underwritten without the independent verification of the applicant’s stated income or employment in the related loan application.

In evaluating an applicant’s ability and willingness to repay the proposed loan, HBMC also reviews the applicant’s credit history and outstanding debts, as reported on the credit report that HBMC obtains. If an existing mortgage or other significant debt listed on the loan application is not adequately reported on the credit report, HBMC may request a written or oral verification of the balance and payment history of that debt from the servicer of the debt. HBMC verifies the applicant’s liquid assets for a general indication of creditworthiness and to determine whether the applicant has adequate liquid assets to cover any required down payment, closing costs and prepaid interest, while maintaining a minimum cash reserve equal to the sum of three to six monthly principal, interest, taxes and insurance payments plus, in certain cases, the sum of three to six monthly payments of all other debt obligations included in determination of the “debt-to-income” ratio. In addition, HBMC uses information regarding the applicant’s liquid assets, together with information regarding the applicant’s debt obligations to gauge the reasonableness of the applicant’s stated income.

HBMC also evaluates the applicant’s income to determine stability, probability of continuation and adequacy to service the proposed HBMC debt payment. HBMC’s guidelines for verifying income and employment of a potential borrower are generally as follows:

•	for salaried applicants, HBMC typically requires a written verification of employment from the applicant’s employer, or a copy of the applicant’s two most recent federal tax returns, or a current pay stub and verbal verification of employment from the employer;

•	for non-salaried applicants, including self-employed applicants, HBMC requires copies of the applicant’s two most recent federal income tax returns, along with all supporting schedules; and

•	for self-employed applicants, HBMC also generally requires the submission of a signed profit and loss statement.

In determining the adequacy of the property as collateral for the loan, HBMC may obtain full or partial appraisals, or it may use an automated valuation model, which is a computer generated appraisal report created using formulas based on various factors, including sales trends, title records, neighborhood analysis, tax assessments and other available information regarding the prospective mortgaged property. Each full and partial appraisal is performed by an independent appraiser that HBMC approves. The appraiser is required to inspect the property and verify that it is in good condition and that construction or renovation, if applicable, has been completed. The appraisal report indicates a value for the property and provides information concerning marketability, the neighborhood, the property site, interior and exterior improvements and the condition of the property.

In addition to the foregoing, the approval process generally requires that the potential borrower have a total debt-service-to-income (“DTI”) ratio, that typically does not exceed 45%. HBMC may raise this limit to 50% or greater if the potential borrower demonstrates satisfactory disposable income and/or other mitigating factors are present. The DTI ratio is calculated as the ratio of the borrower’s total monthly debt obligations, including, if applicable, the interest-only payments on the proposed loan and, in the case of most non-hybrid adjustable-rate, interest-only loans, at an interest rate that is two percentage points higher than the original rate, divided by the borrower’s total monthly income. The required DTI ratio generally varies depending upon the LTV ratio, the occupancy type and the level of documentation provided.

Exceptions.    The underwriting standards described above are guidelines of general applicability. On a case-by-case basis, it may be determined that an applicant warrants an exception to these guidelines. An exception may be allowed by underwriting personnel with appropriate credit authority and only if the application reflects compensating factors, such as a low LTV ratio; stable ownership; low DTI ratios; or excess cash reserves or similar mitigating circumstances.

“Streamline Refi” Program.    A borrower with a mortgage loan originated by HBMC on or after January 1, 2003 may be eligible for HBMC’s “streamline refi” program to change the interest rate or the term of the mortgage loan. If an eligible borrower is current in his or her mortgage payment obligations and has not been 30 or more days delinquent within the previous 24 months with respect to any mortgage loan, HBMC may permit a refinancing of one or more of the borrower’s mortgage loans that were originated by HBMC to a current market interest rate with a simplified application process so long as the borrower has a FICO score of 660 or greater for mortgage loans having a LTV ratio or CLTV ratio of less than or equal to 95% or a FICO score of 680 or greater for mortgage loans having a LTV ratio or CLTV ratio of greater than 95%. In addition, no judgments or other adverse public record may appear on the credit report obtained by HBMC in connection with the loan application. With respect to mortgage loans that were originated without requiring certain documentation, the mortgage loan must also be seasoned for at least 12 months prior to becoming eligible for the “streamline refi” program. The borrower may not be required to provide any verifications of current employment, income level or extent of assets. In addition, no current appraisal or indication of market value may be required with respect to the properties securing the mortgage loans which are refinanced under the “streamline refi” program. A borrower may participate in this “streamline refi” program through a refinancing of one or more of his or her existing mortgage loans by replacing any such loan with a new mortgage loan at a current market interest rate. The

“streamline refi” program is for borrowers who wish to change only the interest rate and/or the term of their mortgage loan and is not available to borrowers who wish to cash out a portion of the equity in their property.

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

The Office of People and Culture oversees the recruiting, training and leadership development of our associates. This department is dedicated to associate satisfaction and associate wellness and facilitates the “career pathing” of our associates within our organization. Our positive company culture is reinforced through various programs that we provide, including the New Associate Orientation, the Associate Emergency Fund and various training programs at our own “HomeBanc University.”

Recruitment and Hiring

As of December 31, 2005, we had 1,317 associates. None of our associates are represented by a union or covered by a collective bargaining agreement. We believe that we provide our associates with compensation and benefits that are competitive with industry standards. Our relations with our associates are good, and our corporate culture is very important to us.

Our recruiting program pursues intelligent, caring and talented people who we believe share our organization’s work style preferences and will contribute to overall customer satisfaction. We use an Internet-based assessment tool and an in-person screening tool to assess our candidates and to provide candidates with an understanding of our employment expectations. We also ask our candidates to watch a short film about our organization and the commitments that we expect of our associates. We have found these tools to be valuable in screening and predicting a candidate’s ability to succeed in our organization.

Training

We believe that extensive education and training of our associates are important to our success in increasing productivity and achieving growth organically. We require that all inexperienced sales associates attend PSD, which is an intensive nine-week “boot camp” in which associates spend 10-12 hours per day in the classroom. Through PSD, our associates learn a wide range of information, from basic mortgage banking to advanced loan product training and from personal development to relational sales skills. Most PSD students enter our company with no mortgage background. We require associates to complete homework, practical application of concepts, field time and applied testing, which helps associates retain and apply the information that they learn. If a PSD graduate leaves HBMC within the first five years of employment, he or she is obligated to reimburse HBMC training costs of up to $60,000 if he or she continues working within the mortgage lending industry.

OTC is a complementary program to PSD, and focuses on the operational side of our business, covering all processes from loan set-up through closing, ensuring a well-engrained customer service focus. We also offer a range of continuing education training in areas of sales and operations, as well as courses in ancillary areas, such as computer training, personal development, management and leadership.

Risk Management Certification (“RMC”) is required training for all of our underwriters, regardless of their experience level upon joining us. The basic RMC program lasts two weeks and gives a thorough introduction to our underwriting philosophy, guidelines and procedures. There is a supplementary one week RMC advanced program that focuses on government lending programs, as well as individual certification programs focused on underwriting products with layered risk.

In addition, we conduct mandatory annual regulatory compliance training for all of our associates. This training includes training specifically related to the Sarbanes-Oxley Act of 2002 and our Code of Conduct and Ethics.

Rewards and Recognition

We are dedicated to rewarding associates based on the contributions they make to our success. This “pay for performance” philosophy is applied in all of our compensation decisions, including base pay increases, bonus payments and equity awards.

According to the Mortgage Originator’s magazine’s list of Top Rookie Originators, our loan officers are some of the most productive in the industry. The MBA/STRATMOR Peer Group studies indicate HomeBanc loan officers are considerably more productive than industry competitors.

We compensate our loan officers through a combination of base salary (for qualified loan officers), commissions and equity awards. Our intent is to emphasize variable pay that rewards for achieving or exceeding business goals and differentiates between low and high performance. This philosophy carries through every compensation program we implement.

Associate and Customer Satisfaction

We believe that associate satisfaction is the key to creating and promoting customer satisfaction. We have found that satisfied associates provide superior customer service, which enhances our customer loyalty and reputation. As a result, our investment in our people and their satisfaction is key to our growth strategy.

To promote associate satisfaction, we offer a 401(k) matching contribution program, a profit sharing plan, tuition reimbursements, maternity and paternity leave programs, adoption benefits, life balance programs and corporate massage therapy. In addition, we have used our Amended and Restated 2004 Long-Term Incentive Plan (“LTIP”) to grant stock-based compensation to all employees throughout the organization at the time of our initial public offering. We also offer the Associate Emergency Fund, funded by our associates and designed especially for associates in need. This fund provides monetary assistance to our associates for unexpected medical bills, emergency travel expenses and other unforeseen circumstances, and paid time off to visit ill family members. We also celebrate an “associate appreciation month” each year, where we offer a series of events that reinforce the satisfaction of our associates. As a further associate satisfaction benefit, we also have a Corporate Chaplain who is available to our associates for funerals, weddings, counseling and other personal and professional matters.

The mission of our associates is focused on serving others. Each month we recognize and award one associate with a service award for demonstrating high-service ethics, either within our organization or within the community. At our internal annual meeting, we recognize the current monthly service award winner, as well as the recipient of our annual customer services award.

To augment our customer service initiatives, we also offer a Customer Service Guarantee, by which we offer to refund an applicant’s mortgage loan application fee if, after closing, they are dissatisfied, for any reason. We implemented our Customer Service Guarantee in December 2000, and, since that time, less than 1% of loan applicants have requested a refund of their application fee. In addition, we solicit feedback from our customers immediately after their loans close to determine whether they were satisfied by the speed, ease and responsiveness of our origination process. In 2003, 50% of our customers responded to requests for feedback, and 71% of those respondents indicated that they were “Very Satisfied,” while 22% indicated that they were “Satisfied” with the origination process. During 2004, the response rate increased to 69% with 77% of those respondents indicating that they were “Very Satisfied” and 19% indicating that they were “Satisfied” with the origination process. During 2005, the response rate further increased to 77% with 79% of those respondents indicating that they were “Very Satisfied” and 17% indicating that they were “Satisfied” with the origination process.

Our Approach to Marketing

Advertising and Branding

Our primary marketing focus is on residential real estate agents and home builders, especially in well-established offices and new home communities, respectively. We believe that residential real estate agents and home builders play important roles in a consumer’s choice of home financing providers.

We believe that we can effectively reach real estate agents and home builders through our varying promotional, educational and recognition events. For example, we regularly invite nationally recognized experts in the real estate sector to meet with and educate the real estate agents with whom we do business. We also host events in each of our markets, which enable our sales associates to strengthen their relationships with real estate agents, home builders and customers.

We produce quarterly market research data to help focus our efforts on the best opportunities, and we attempt to calculate the business generated by our events and programs to determine their effectiveness. We provide personalized marketing materials and support to over 400 loan officers throughout the organization using a proprietary system that we developed, called “BizBuilder.” BizBuilder enables our associates to access customer databases, broken down by market area, loan officer and real estate agent. Our associates can use the print-on-demand technology of BizBuilder to efficiently coordinate small and large scale mailings with customized messages to customers and referral sources.

We also rely, to a lesser extent, on mass media advertising to promote our brand recognition and reputation. In each of our major markets, we use outdoor billboards in high-traffic areas, with messages that change approximately every four months.

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

As part of our SMAs, we have developed a “store-in-store” strategy, where we have a physical office within the store location maintained by our strategic alliance realtors and home builders. This store-in-store strategy enhances our visibility and access to potential customers and strengthens our relationship with our strategic marketing partners.

Our SMA agreements are multi-year contracts with real estate agencies and home builders who provide, for a flat monthly fee, marketing services to us, and, in many cases, permit us to, among other things, lease space and display signage and marketing materials in the agencies’ and builders’ retail office locations. As of December 31, 2005, we had marketing agreements with 229 real estate agencies and home builders and lease/sublease agreements with real estate agencies for 157 facilities. Although these alliances generally require the payment by us of equal amounts over a three-year period, it is expected that a significant portion of the benefits – namely, increased production volume – will occur during the latter part of the alliance arrangements.

Under our marketing agreements, real estate agencies and home builders:

•	allow us to place interior and exterior signage and merchandising materials in their retail offices and assist us with the placement of the signs and marketing materials;

•	provide us a presence on every page of the agency’s or builder’s website; and

•	provide information about us in the agency’s or builder’s print advertising.

Where the real estate agencies lease us space, including space for stores-in-store locations or desk space for our loan officers, we pay rent for such space. The leases include furnishings, utilities, copy, facsimile and telephone equipment and services, conference rooms, training, break and rest rooms, receptionist services, maintenance, parking and access to common areas.

All fees are based upon our estimates of the costs of such services and leased space in the market and are not related to, negotiated or renegotiated based upon actual volumes of mortgage loans that we make through our strategic alliance partners. These agreements are terminable by either party for cause. We believe that these arrangements are permissible under the Real Estate Settlement Procedures Act (“RESPA”) and HUD regulations. If these laws or regulations or interpretations of these laws and regulations were to change, we believe that alternative arrangements could be made that would enable us to maintain our SMAs. Our business and prospects would be materially harmed if we were unable to maintain or enter into SMAs with similar economic effect as we have utilized historically, as a result of regulatory action or otherwise.

The following table sets forth information regarding our originations resulting directly from our SMAs:

	As of and for the Years Ended December 31,
	2005	2004	2003
Realtor SMA partners	116	85	48
Number of realtor store-in-store locations	157	138	98
Builder SMA partners	113	112	65
Originations directly resulting from SMAs (in thousands of dollars)	$2,118,377	$1,603,448	$1,430,164
Period-to-period increase in dollar amount of originations	32.1%	12.1%	52.6%
Percentage of total purchase money mortgage loan originations	44.2%	35.8%	36.3%
Percentage of total mortgage loan originations	32.9%	28.5%	24.2%

Joint Ventures

In addition to our SMAs, we may in the future enter into joint ventures with selected home builders as a further means to enhance our visibility and access to potential customers.

HomeBanc Way II

HomeBanc Way II is a multi-year program to design and implement a new set of business processes, technology and best practices for originating, processing and closing residential mortgage loans. The primary goals are to gain substantial improvements in operational efficiencies, sales productivity and a reduction of loan defects. As of December 31, 2005 the HomeBanc Way II investment to date was $19.3 million of which $8.7 million was placed in service and the remaining $10.6 million was classified as work in progress. Amortization expense associated with HomeBanc Way II was $2.1 million in 2005 and $0.6 million in 2004, respectively. The total cost of the multi-year investment is projected to be $22.6 million.

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

Prior to December 2003, HBMC did not retain the servicing for any of the mortgage loans that it sold, except for construction-to-permanent mortgage loans, which HBMC serviced during the construction phase of the loan. Commencing in December 2003, HBMC began retaining servicing for those loans that it found economically attractive to service, namely a portion of the nonconforming mortgage loans and a limited number of Fannie Mae mortgage loans, and continued to service the construction-to-permanent loans during the construction phase of these mortgage loans. In addition, HBMC generally has serviced loans that are the subject of its securitized transactions through programs offered by GSEs for up to 30 days after the loans are securitized.

Although we have only limited servicing experience as an organization, our servicing team had 38 full-time associates as of December 31, 2005, including four managers, each of whom has at least 15 years of mortgage servicing experience. HBMC commenced “life-of-loan” servicing in December 2003 and currently acts as subservicer for those loans that it sells to HomeBanc Corp. During July 2005, we implemented a new mortgage servicing platform and associated applications suitable for servicers of private mortgage-backed securitizations. We expect the new systems will enable us to service our growing portfolio for the foreseeable future.

During 2005 and 2004, we capitalized $8.4 million and $6.3 million, respectively, in mortgage servicing rights related to mortgage loans sold to unrelated third parties with servicing retained. At December 31, 2005 and 2004, we had $10.1 million and $5.1 million, respectively, in mortgage servicing rights, and we serviced loans for unrelated third parties with unpaid principal balances of $1.0 billion and $565.7 million, respectively, as of these same dates.

Our Investment Portfolio and Investment Guidelines

Mortgage loans originated by HBMC and not sold to third parties are sold to HomeBanc Corp. or its qualified REIT subsidiaries. The loans sold to HomeBanc Corp. or its qualified REIT subsidiaries primarily are, and we presently expect that they will continue to be, comprised of adjustable-rate prime first and second mortgage loans, including the following:

•	1-month LIBOR and 6-month LIBOR interest-only ARMs;

•	3-year fixed/6-month LIBOR adjustable-rate, 5-year fixed/6-month LIBOR adjustable-rate, 7- year fixed/6-month LIBOR adjustable-rate, and 10-year fixed/6-month LIBOR adjustable-rate, ARMs;

•	3-year fixed/1-year LIBOR adjustable-rate, 5-year fixed/1-year LIBOR adjustable-rate, 7-year fixed/1-year LIBOR adjustable-rate, and 10-year fixed/1-year LIBOR adjustable-rate, ARMs;

•	construction-to-permanent loans; and

•	adjustable-rate second mortgage loans.

HomeBanc Corp. retains the mortgage loans that it purchases from HBMC as part of its investment portfolio and finances the whole loans with its equity and debt financing, including uncommitted mortgage loan repurchase facilities, pending securitization. Our qualified REIT subsidiaries, HomeBanc Funding Corp. and

HomeBanc Funding Corp. II, hold and finance mortgage loans pending securitization. HMB Acceptance Corp., another qualified REIT subsidiary, purchases mortgage loans from HomeBanc Funding Corp. and HomeBanc Funding Corp. II, and finances these purchases through collateralized debt obligations and equity from HomeBanc Corp. We will continue to earn net interest margin on the entire portfolio. We presently intend to acquire subordinated mortgage-backed securities for investment purposes only from third parties who hold the highest rated tranches.

We have adopted investment guidelines providing, among other things, that we will not make any investment that would cause us to fail our REIT qualifications or cause us to become an investment company. These guidelines prohibit loans to directors and executive officers and require that we hold our mortgage loans held for investment to maturity. We may, subject to approval processes, invest in controlling interests in other entities, including by exchange of our capital stock for equity interests or properties of others. Our investment guidelines may be amended from time to time to reflect changing conditions and to maintain a high-quality portfolio. Such changes do not require the consent of our shareholders.

We believe that our strategy of focusing on holding a portion of the mortgage loan production of HBMC, versus purchasing mortgage loans on the open market, allows us to create a better portfolio at a lower cost. We can control and monitor the origination and servicing processes, select our own products and markets, control our costs of origination and servicing, and qualify and establish direct relationships with our borrowers, without dependence upon third parties whose ability to originate and service loans may not be as good or as cost effective as ours. Our ability to originate our own loans gives us competitive advantages over mortgage loan investors who do not maintain the capability to originate mortgage loans or have direct relationships with borrowers, and whose costs and quality may vary depending upon market conditions and the originators’ available products.

We have begun to augment our investment portfolio by investing in certain mortgage-backed securities (“MBS”) that we may find attractive to increase our net interest income and take full advantage of the opportunity to leverage our equity.

Derivative Financial Instruments

The following summarizes our hedging activities that, subject to limitations imposed by the REIT requirements and other regulatory restrictions on HomeBanc Corp., we use and expect to use to reduce our interest rate risks.

Matching Adjustable Rates on Borrowings.    Our investment portfolio includes, and is expected to continue to include, hybrid ARM assets, which have fixed interest rate periods ranging from three to 10 years. We intend to utilize derivative financial instruments to attempt to fix the interest rate on our borrowings for a period of time. As a consequence, the target net duration of our hybrid ARM assets, related borrowings and derivative financial instruments is no more than three months. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates.

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

We may enter into other hedging-type transactions designed to protect our borrowing costs and portfolio yields from interest rate changes. We may also purchase “interest-only” mortgage derivative assets or other mortgage derivative products for purposes of mitigating risk from interest rate changes. We may also use, from time to time, futures contracts and options on futures contracts on Eurodollars, other Eurodollar transactions, federal funds, Treasury securities, swap options and similar financial instruments to mitigate risk from changing interest rates.

We enter into derivative financial instruments for purposes of mitigating risks and not for speculative purposes. It is unlikely that we can obtain hedging instruments that perfectly offset all of our interest rate risks. No mitigation strategy can completely insulate us from risk, and certain federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to use derivative financial instruments. We intend to monitor, and may have to limit, our strategies to ensure that we do not realize excessive income from derivative financial instruments or hold derivative financial instrument assets having excess value in relation to total assets.

Loans Held For Sale

We historically have used, and expect to continue to use, various financial instruments, including derivatives, to manage the interest rate risk related specifically to our loan applications subject to interest rate lock commitments (“IRLCs”) which we refer to as our “committed pipeline,” and our loans held for sale inventory. We generally expect that our use of derivative financial instruments in our risk management activities related to the committed pipeline and loans held for sale inventory will include, but not be limited to:

•	“best efforts” and “mandatory” forward sales of individual or whole loans, which represent an obligation to sell loans held for sale to an investor at a specific price in the future;

•	forward sales of MBS, which represent an obligation to sell a MBS at a specific price in the future and the value of which increases as mortgage rates rise;

•	forward purchases of MBS, which represent an obligation to buy a MBS at a specific price in the future and the value of which increases as mortgage rates fall;

•	long call options on MBS, which represent a right to buy a MBS at a specific price in the future and the value of which increases as mortgage rates fall;

•	long put options on MBS, which represent a right to sell a MBS at a specific price in the future and the value of which increases as mortgage rates rise;

•	long call options on Treasury futures, which represent a right to acquire a Treasury futures contract at a specific price in the future and the value of which increases as the benchmark Treasury rate falls;

•	long put options on Treasury futures, which represent a right to sell a Treasury futures contract at a specific price in the future, and the value of which increases as the benchmark Treasury rate rises; and

•	interest rate swaps, which are agreements to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a floating-rate index.

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

Interest rate risk management of the committed pipeline is complicated by the fact that the ultimate percentage of loan applications that close within the terms of the IRLC varies due to the “fallout” of applicants who receive commitments from us, but who choose not to close the mortgage loan within the terms of the commitment. The variability of the percentage of IRLCs not closed due to fallout is caused primarily by changes in mortgage rates. In general, the percentage of IRLCs that ultimately close increases if mortgage rates rise and decreases if mortgage rates fall, due primarily to the relative attractiveness of current mortgage rates compared to the applicants’ committed rates. The closing percentage is also influenced by, among other things, the source of the applications, age of the applications, construction delays, insufficient appraisal values to support the loan amount and purpose for the loans—purchase or refinance.

Our success in reducing our interest rate risk is directly related to our ability to monitor and estimate fallout. We have developed closing ratio estimates which utilize fallout data for the committed pipeline, using our empirical data and experience, taking into account all of these variables. The fallout estimates also take into account renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The fallout estimates are revised periodically based upon current available data.

Risk Management

Risk management is important to our business, and we have established an asset and liability committee (“ALCO”), a risk management committee (“RMC”) and a credit committee (“CRC”), each of which is comprised of senior officers, to evaluate, manage and monitor our risks.

The ALCO oversees interest rate risk and prepayment risk associated with loans held for investment, funding and liquidity risks, internal controls related to each of these risks, and the development, communication and implementation of appropriate policies and strategies for managing our assets and liabilities with the goal of providing for consistency of earnings growth and adequate liquidity and capital, communicating these policies and strategies to the appropriate personnel, and monitoring compliance with these policies and strategies. The ALCO is also responsible for oversight of the RMC and the CRC. As of March 1, 2006, the ALCO consisted of the following officers: our Chief Executive Officer; our President, Chief Operating Officer and Chief Financial Officer; our Chief Investment Officer, who is Chair of the ALCO; our Deputy Chief Financial Officer of HomeBanc Corp. and Chief Financial Officer of HBMC; our Chief Capital Markets Officer; our Chief Accounting Officer; our Treasurer; our Senior Vice President of Products and Services; our Senior Vice President—Investment Management; and our Chief Credit Officer.

The RMC oversees interest rate risk associated with the committed pipeline and loans held for sale, competitive risks associated with products and pricing, and the internal controls related to each of these risks. As of March 1, 2006, the Risk Management Committee consisted of the following officers: our Chief Executive Officer; our President, Chief Operating Officer and Chief Financial Officer; our Chief Capital Markets Officer, who is Chair of the RMC; our Deputy Chief Financial Officer of HomeBanc Corp. and Chief Financial Officer of HBMC; our Chief Investment Officer; our Senior Vice President—Secondary Marketing; our Controller; our Senior Vice President of Products and Services; our Chief Credit Officer; our Senior Vice President—Product Development; our Senior Vice President—Capital Market Operations; and our Vice President-Secondary Marketing.

The credit committee oversees the development of our credit risk management policies, reserve requirements for loans that we hold for investment, the default risk on loans that we hold for investment, counter-party risk, and the internal controls related to each of these risks. As of March 1, 2006, the CRC consisted of the following officers: Chief Executive Officer; our President, Chief Operating Officer and Chief Financial Officer; our Chief Capital Markets Officer, who is Chair of the RMC; our Deputy Chief Financial Officer of HomeBanc Corp. and Chief Financial Officer of HBMC; our Executive Vice President and General Counsel; our Chief Investment Officer; our Chief Credit Officer, who is Chair of the Credit Committee; our Controller; and our Senior Vice President—Servicing.

RMC and the credit committee engage in certain risk management initiatives, which currently include:

•	utilizing a limited group of appraisal companies that we have approved to maintain quality and consistency among our appraisals;

•	maintaining a rigorous certification program for our mortgage loan underwriters;

•	periodic portfolio reviews of internal, investor, HUD and mortgage insurance company data with executive management;

•	maintaining adherence to our underwriting guidelines, and, where appropriate, investor underwriting guidelines, that may be different from our own;

•	utilizing third-party computer software that provides, on a dynamic basis reflecting experience, interest rate risk analysis and management, hedge position management and sensitivity analysis, best execution analysis and rate lock fallout analysis related to our interest rate lock commitments and mortgage loans held for sale;

•	maintaining a quality control program in accordance with mortgage loan investor requirements, including the use of third-party computer software to aid us in our compliance with applicable lending laws;

•	performing audits of loans for conformity with our underwriting guidelines utilizing various tools and information, including the “Fraud-Guard” system, and reporting the results directly to our executive management team to implement corrective measures; and

•	quality and process improvement initiatives, including on-going review and redesign of aspects of our underwriting and loan processing in order to create clearer lines of accountability and potential reduction in operational risk.

Competition

We face competition from finance and mortgage banking companies, other mortgage REITs and Internet-based lending companies where entry barriers are relatively low, and banks, thrifts and securities brokers that are active in the mortgage industry. Our goal remains to expand our loan origination business further, and, as we enter new market areas, we will face a significant number of additional competitors, many of which will be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, have been established in certain market areas that we target, have far greater financial and other resources than we do and may operate nationally or over larger markets than we do. We presently do not face direct competition for mortgage loan origination from GSEs like Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which presently do not have the legal authority to originate one-to-four family residential mortgage loans. These entities do, however, have significant influence because of their dominance of the secondary markets for these loans. See “Risk Factors—Our Business Would Suffer if We Are Unable to Sell or Securitize the Mortgage Loans that We Originate” and “Risk Factors—We Face Competition that Could Adversely Affect Our Market Shares and Revenues” in Item 1A of this Report.

Our competitors can offer lower interest rates and fees, operate with less stringent underwriting standards to attract borrowers, provide enhanced convenience in obtaining a loan, emphasize customer service, focus on amounts, terms and variety of loan products, and concentrate on marketing and distribution channels. If we are faced with pervasive price competition, then we may be forced to lower the interest rates that we charge borrowers, which could reduce the value of the loans that we sell or retain in our portfolio. If our competitors adopt less stringent underwriting standards, then we may be pressured to do so as well or risk losing market share or our expansion into our targeted markets may be adversely affected. If we relax our underwriting standards, we will also be exposed to higher credit risk which could adversely affect our operating results if our pricing does not adequately compensate us for the increased risk.

We believe that traditional mortgage investment companies, such as banks, thrifts and insurance companies are less attractive investment vehicles for investors interested in mortgage assets because of the costs associated with regulation, infrastructure and corporate level taxation. Because of this, we believe that changes may be taking place in investments in the U.S. mortgage industry, resulting in the shifting of investment capital, and in turn mortgage assets, out of these traditional lending institutions and into new forms of mortgage banking and mortgage investment firms, including those that qualify as REITs under the Code. As a REIT, we are generally able to distribute our REIT earnings to our shareholders without incurring entity-level federal income tax, creating a more attractive investment to investors relative to the traditional lending institutions. We may be allowed to make relatively larger distributions than the traditional institutions with similar investments but that are subject to federal income tax on their earnings and/or that must meet regulatory capital requirements more extensive than those to which we are subject.

Government Regulation

We are subject to the laws, rules and regulations, as well as judicial and administrative decisions, of each jurisdiction in which we originate mortgage loans. We are also subject to many federal laws, rules and regulations. The federal, state and local laws, rules and regulations are different, complex and, in some cases, in direct conflict with each other. In addition, the number of laws, rules and regulations with which we must comply is growing. This presents us with a challenge in effectively training our personnel and avoiding risks of non-compliance.

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

Predatory Lending Laws

Many jurisdictions have increased their focus on certain “predatory” lending practices and have enacted new legislation related to curbing this activity. In some cases, these laws, rules or regulations can disrupt common lending activities, or restrict them altogether, and therefore impose additional costs and compliance requirements upon us. Some of these laws, rules and regulations impose certain restrictions on loans that charge certain points and fees, or that have an annual percentage rate (“APR”), that equals or exceeds specified statutory thresholds. These restrictions could expose us to risks of litigation and regulatory sanctions, regardless of how carefully loans are originated.

The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees we charge on the mortgage loans that we originate. We are also faced with new compliance risks. We may face additional costs in developing means and procedures by which we can comply with these new requirements to prevent violations. Recently, some members of Congress have introduced federal predatory lending legislation, which, if adopted, would preempt inconsistent state laws. We cannot predict the effects, if any, of this legislation or whether or not it will be adopted.

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

We intend to avoid originations of loans that meet or exceed the APR or points and fees thresholds of these laws, rules and regulations in the jurisdictions where we operate. Our predatory lending policies require that we:

•	avoid steering applicants to loan products which we believe are inappropriate;

•	determine that all applicants have the financial ability to repay their respective mortgage loans;

•	entertain the refinancing of mortgage loans only in the event applicants would enjoy an identifiable economic benefit;

•	avoid the imposition of excessive fees and/or interest rates;

•	fully advise applicants of all loan terms and conditions and engage in marketing practices which are neither deceptive nor exploitive; and

•	fully comply with all state and federal predatory lending regulations.

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

Fair Credit Reporting Act, as Amended by the Fair and Accurate Credit Transactions Act of 2003

The Fair Credit Reporting Act (“FCRA”) was enacted by Congress to promote accuracy and fairness in credit reporting. To this end, consumer reporting agencies, users of consumer reports and those who furnish information to consumer reporting agencies are subject to certain procedures and requirements to safeguard the confidentiality, accuracy, relevancy and proper utilization of consumer credit information. The FCRA was amended by the Fair and Accurate Credit Transaction Act of 2003, which provides additional consumer protection through, among other things, new rights for consumers regarding identity theft and new regulations regarding the disposal of consumer information. These laws govern our use of information contained in consumer credit reports or obtained from one of our affiliates and require us to provide certain information to a consumer if we take any adverse action regarding the consumer’s account or application. See “Risk Factors—We Use Consumer Credit Reports, Which Are Subject to Regulation and May Expose Us to Litigation or Enforcement Actions.”

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

The Real Estate Settlement Procedures Act

RESPA as implemented by HUD Regulation X, is designed to provide consumers with timely and accurate information regarding the nature and costs associated with residential real estate transactions. The other primary purpose of RESPA is to prohibit abusive practices such as kickbacks, referral fees and excessive escrow requirements that might add to the cost of settlement. RESPA applies to all “federally related mortgage loans,” which includes any loans made by us and secured by a first or subordinate lien on residential real property (including a refinance of such a loan) upon which there is located or placed a structure designed for one to four family occupancy (including individual units of condominiums or cooperatives). Exemptions to RESPA coverage are set forth in Regulation X, including the exception that one may pay reasonable value for services actually performed and facilities actually provided. RESPA neither prohibits referrals of real estate settlement services, like residential mortgage loans, nor payments of fees or things of value to persons who may make referrals; rather, RESPA prohibits the payment of a fee or thing of value in exchange for referrals. HUD enforces RESPA, and violations of the provisions regarding kickbacks, referral fees and unearned fees may be subject to civil and criminal penalties.

Environmental Matters

HBMC has not had any material claims for environmental liabilities. In the future, we could have possible exposure to liabilities for environmental matters, especially where we foreclosed upon a property with environmental risks. Our practice is to avoid foreclosures on properties with known or suspected environmental risks.

Minimum Net Worth Requirements

HBMC is required to satisfy minimum net worth or capital requirements with various governmental agencies and GSEs. HBMC is also subject to various capital requirements in connection with seller/servicer agreements that it has entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our financial statements. We were in compliance with all such minimums as of December 31, 2005.

Certain Federal Income Tax Considerations

General

HomeBanc, beginning with the filing of its initial federal income tax return for its short taxable year ended December 31, 2004, elected to be treated as a REIT for federal income tax purposes and expects to continue this election. In each year that HomeBanc qualifies as a REIT, it generally will not be subject to federal income tax on that portion of its REIT taxable income or capital gain that it distributes to shareholders, but taxable income generated by HomeBanc’s taxable REIT subsidiaries, including HBMC, will be subject to regular corporate income tax. HomeBanc is subject to corporate level taxation on any undistributed taxable income. In addition, HomeBanc faces corporate level taxation: (1) due to any failure to make timely distributions; (2) on the income from any property that it takes in foreclosure and on which it makes a foreclosure property election; (3) on the gain from the sale or other disposition of any property, other than foreclosure property, that HomeBanc holds primarily for sale to customers in the ordinary course of business (i.e., “dealer property”); and (4) on transactions with a taxable REIT subsidiary that are not conducted on an arm’s-length basis. The benefit of our tax treatment as a REIT is the avoidance of the federal “double taxation,” or taxation at both the corporate and stockholder levels, that generally applies to income distributed by a corporation to its shareholders.

Under the American Jobs Creation Act of 2004, as amended by the Gulf Opportunity Zone Act of 2005, a REIT generally may avoid disqualification for failures to meet REIT requirements if the failure is due to reasonable cause and not due to willful neglect and the REIT pays a penalty. HomeBanc cannot predict, however, whether in all circumstances it would qualify for the relief provisions.

If HomeBanc fails to qualify as a REIT in any taxable year, and no relief provision applies, it would be subject to federal income tax and any applicable alternative minimum tax on its taxable income at regular corporate rates. In calculating HomeBanc’s taxable income in a year in which it fails to qualify as a REIT, HomeBanc would not be able to deduct amounts paid out to shareholders. HomeBanc’s corporate tax liability would reduce its funds available for distribution to shareholders. Unless HomeBanc qualified for relief under specific statutory provisions, HomeBanc also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceases to qualify as a REIT. HomeBanc cannot predict whether in all circumstances it would qualify for such statutory relief. HomeBanc believes that it has satisfied the requirements for qualification as a REIT for both its short taxable year ended December 31, 2004 and the full taxable year ended December 31, 2005. HomeBanc intends at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

Requirements for Qualification as a REIT

To qualify for tax treatment as a REIT under the Code, HomeBanc must meet certain tests, as described briefly below.

Ownership of Common Stock

For all taxable years after the first taxable year for which HomeBanc elects to be a REIT, a minimum of 100 persons must hold shares of capital stock of HomeBanc for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at all times during the last half of each taxable year other than HomeBanc’s first taxable year, no more than 50% in value of HomeBanc’s capital stock may be owned directly or indirectly, through the application of certain attribution rules, by five or fewer individuals which the federal income tax laws define to include certain entities. HomeBanc is required to maintain records regarding the ownership of its shares and to demand statements regarding their ownership of shares from persons who own more than a certain percentage of its shares. HomeBanc must keep a list of those shareholders who fail to reply to such a demand.

HomeBanc is required to use the calendar year as its taxable year for income tax purposes.

Nature of Assets

On the last day of each calendar quarter, at least 75% of the value of HomeBanc’s assets and any assets held by a qualified REIT subsidiary must consist of qualified REIT assets (primarily, interests in real property and interests in mortgage loans secured by real property) (“Qualified REIT Assets”), government securities, cash and cash items. HomeBanc expects that substantially all of its assets, other than securities issued by its taxable REIT subsidiaries, will be Qualified REIT Assets. On the last day of each calendar quarter, except for securities included in the foregoing 75% assets test and securities of HomeBanc’s TRSs, the value of HomeBanc’s interests in any one issuer’s securities may not exceed 5% of the value of HomeBanc’s total assets, and HomeBanc may not own more than 10% of the voting power or value of any one issuer’s outstanding securities. No more than 20% of the value of HomeBanc’s total assets may consist of the securities of TRSs. HomeBanc monitors its assets in order to comply with the above asset tests.

HomeBanc may from time to time hold, through one or more TRSs, assets that, if held directly, could otherwise generate income that would be subject to the 100% prohibited transaction tax on gains from sales of dealer properties or would have an adverse effect on HomeBanc’s qualification as a REIT or on certain classes of its shareholders.

Sources of Income

HomeBanc must meet both of the following income tests each year:

•	At least 75% of HomeBanc’s gross income for the taxable year must be derived from Qualified REIT Assets, including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that HomeBanc has made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

•	At least 95% of HomeBanc’s gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities or any combination of these. Gross income from servicing loans for third parties and loan origination fees is not qualifying income for purposes of either gross income test. Income from derivative financial instruments is non-qualifying income for purposes of the 75% gross income test. It will generally be disregarded for purposes of the 95% gross income test if certain requirements are met. HomeBanc will monitor the amount of its non-qualifying income and will manage its portfolio to attempt to comply at all times with the gross income tests. Third party servicing income and origination fees earned by HomeBanc’s taxable REIT subsidiaries are not taken into account in applying the income tests. HomeBanc’s strategy to maintain REIT status may limit the type of assets, including derivative financial instrument contracts and other assets, that it otherwise might acquire.

The income of HomeBanc’s TRSs is not taken into account in applying the income tests above.

Distributions

Each taxable year, HomeBanc must distribute dividends on a pro rata basis, other than capital gain dividends and deemed distributions of retained capital gain, to its shareholders in an aggregate amount at least equal to the sum of:

•	90% of HomeBanc’s “REIT taxable income,” computed without regard to the dividends paid deduction and any net capital gain or loss, and

•	90% of HomeBanc’s after-tax net income, if any, from foreclosure property, in excess of the special tax on income from foreclosure property,

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

•	85% of our ordinary REIT income for that year;

•	95% of our capital gain net income for that year; and

•	100% of our undistributed REIT taxable income from prior years.

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

This distribution policy is subject to revision at the discretion of our board of directors. All distributions, including those in excess of those required for us to maintain REIT status, will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level beyond what is necessary to maintain our status as a REIT.

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

To the extent HomeBanc holds a residual interest in a real estate mortgage investment conduit or all of the equity interests of a “taxable mortgage pool” (“TMP”), HomeBanc’s status as a REIT will not be impaired, but a portion of the taxable income generated by the residual interest or TMP may be characterized as “excess inclusion” income, which would be allocated to HomeBanc’s shareholders. Any such excess inclusion income: (1) will not be allowed to be offset by the net operating losses of a stockholder; (2) will be subject to tax as unrelated business taxable income to a tax-exempt shareholder; (3) will result in the application of U.S. federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) on any excess inclusion income allocable to a shareholder that is not a “United States Person” (as defined in the Code); and (4) may result in HomeBanc paying tax on excess inclusion income allocated to shareholders that are “disqualified organizations.” HomeBanc estimates that of its 2005 dividend, approximately 14% of the amount distributed or treated as distributed to shareholders in 2005 was characterized as excess inclusion income.

If HomeBanc makes distributions to its taxable U.S. shareholders in excess of its current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a shareholder’s shares until the tax basis is zero. Distributions in excess of the tax basis will be taxable as gain realized from the sale of HomeBanc’s shares. Any of these distributions will be made at the discretion of our board of directors.

The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of the Code or its rules and regulations or of related administrative and judicial interpretations. We have not obtained a ruling from the Internal Revenue Service with respect to tax considerations relevant to our organization or operation or to an acquisition of our common stock. This summary is not intended to be a substitute for prudent tax planning, and each of our shareholders is urged to consult his or her own tax advisor with respect to these and other federal, state and local tax consequences of the acquisition, ownership and disposition of shares of our stock and any potential changes in applicable law.

Website Availability of Corporate Governance Materials and Reports Filed with the Securities and Exchange Commission

We maintain an Internet website located at www.homebanc.com on which, among other things, we make available, free of charge, various corporate governance materials and reports that we file or furnish to the Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, Code of Conduct and Ethics and charters for each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee are all provided on our website. We will post any waivers of our Code of Conduct and Ethics granted to our directors or executive officers on the “Investor Relations” portion of our website. Our reports, including our quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents, including amendments thereto, filed with or furnished to the SEC, are made available as soon as practicable after their receipt by the SEC. We are not incorporating the information on our website into this Report, and our website and the information appearing on our website are not included in, and are not part of, this Report.

Our shareholders may request free copies of our Corporate Governance Guidelines, Code of Ethics and Conduct and charters for any of the committees listed above by contacting the following:

HomeBanc Corp.

Attention: Corporate Secretary

2002 Summit Boulevard, Suite 100

Atlanta, Georgia 30319

(404) 459-7400

The New York Stock Exchange (“NYSE”) requires that the chief executive officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. We submitted the certification of our Chairman and Chief Executive Officer, Patrick S. Flood, with our 2005 Annual Written Affirmation to the NYSE on June 15, 2005. In addition, filed as exhibits to this Report are certifications signed by each of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 1A.	Risk Factors

An investment in our securities involves various material risks. Prior to making a decision about investing in our securities, and in consultation with your own financial and legal advisors, you should carefully consider, among other matters, the following risk factors, including those risks disclosed in other filings we may make from time to time with the SEC.

Risks related to our business

We originate mortgage loans primarily in the Southeast, and any adverse market or economic conditions in that region may negatively affect our loan originations and the ability of our customers to repay their loans.

Our mortgage loan originations have been, and are expected to be, concentrated in the Southeast United States. In 2005 and 2004, approximately 93.1% and 95.6%, respectively, of our residential mortgage loan originations were made to borrowers in the states of Georgia and Florida. Any adverse market or economic conditions in the Southeast may increase the risk that our borrowers in that region are unable to make their mortgage payments. In addition, the market value of the real estate securing those mortgage loans as collateral could be negatively impacted by adverse market and economic conditions in our region. Our regional concentration may also adversely affect the terms of our securitizations. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the Southeast could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm the value of our assets, our revenues, results of operations, financial condition, business prospects and ability to make distributions to our shareholders. In addition, if the volume of home sales declines in the Southeast, then the volume of purchase money mortgages, which is our focus, likely would also decline, negatively affecting our revenues, results of operations and ability to make distributions to our shareholders.

We have a limited operating history with respect to securitizing mortgage loans or managing a portfolio of mortgages, which may affect our ability to complete securitizations on favorable terms.

Prior to our initial public offering and reorganization in July 2004, HBMC sold substantially all of the mortgage loans that it originated to third parties in whole loan and securitized form. Since our initial public offering, our strategy has been to continue to sell a majority of the fixed-rate mortgage loans that we originate to third parties, while building a leveraged portfolio of the prime adjustable-rate mortgage loans that we originate and that meet our investment criteria, including interest-only and hybrid mortgage loans. Although certain members of our senior management team have past experience in mortgage banking, securitizing mortgage loans, and investing in and managing portfolios of residential mortgage loans, we have a limited history with respect to securitizing mortgage loans, and have managed an investment portfolio of mortgages commencing only after the completion of our initial public offering. Our ability to complete securitizations in the future on favorable terms will depend upon a number of factors, including the skill of our management team, conditions in the securities markets generally, especially in the MBS segment, the performance of our portfolio of securitized loans and our ability to obtain leverage on terms that allow us to earn a reasonable spread over our interest costs. In addition, the poor performance of any pool of loans we do securitize could increase the expense of any subsequent securitization we bring to market. Accordingly, lack of demand in the securitization markets generally or a change in the market’s demand for our CDOs could have a material adverse effect on our results of operations, financial condition and business prospects. If we are unable to securitize efficiently the mortgage loans that we originate, it would be more difficult and expensive to build our mortgage loan portfolio, and our profitability would be adversely affected. Likewise, revenues for the duration of our investment in those loans would decline, which would lower our earnings from the loans in our portfolio. We cannot assure you that we will be able to complete the issuance of CDOs through securitizations in the future on favorable terms, or at all.

Our management has limited experience in operating Real Estate Investment Trusts.

We have elected to be treated as a REIT under the Code beginning for our taxable year ended on December 31, 2004. Since we have operated as a REIT only since July 2004, our management’s experience in operating a REIT is limited. If our management is unable to successfully operate as a REIT, then our results of operations would suffer, and we would have less funds available for distribution to our shareholders.

We rely on key personnel, the loss of whom could impair our ability to successfully operate our business.

Our future success depends, to a significant extent, on the continued services of our executive management team, especially Patrick S. Flood, our Chairman of the Board and Chief Executive Officer, and Kevin D. Race, our President, Chief Operating Officer and Chief Financial Officer. Although we have employment agreements with Messrs. Flood and Race, these executives may not remain employed with us. We presently maintain key person life insurance policies on Messrs. Flood and Race. However, these insurance policies would not fully offset the loss to our business, and our organization generally, that would result from our losing the services of these key individuals. As a result, the loss of services of one or more members of our senior management team could adversely affect our ability to successfully operate our business and our prospects.

The loss of our strategic marketing alliances, or our inability to create strategic marketing alliances in new markets, could negatively affect our results of operations.

Our SMAs with residential realtors and home builders have provided us with a point-of-sale network in our markets and are a key component of our business. If we should lose certain of these strategic marketing alliances, or if these alliances or the parties involved in these alliances were adversely affected, whether as a result of changes in laws, regulations, regulatory interpretations or otherwise, we may well experience a decline in our mortgage loan production, which would negatively affect our revenues and results of operations, and could limit our ability to pay distributions to our shareholders. In addition, if we are unable to create and establish SMAs in new markets and add to those in our existing markets, or if we are unable to continue to successfully leverage our existing and future SMAs, then we likely would be unable to effect our business strategy, which could negatively affect our results of operations. The profitability and success of our SMAs could be adversely affected to the extent other mortgage lenders adopt or promote similar strategies and offer more attractive terms to our existing and potential alliance partners. Our business and prospects would be materially harmed if we were unable to maintain or enter into SMAs with similar economic effect as we have utilized historically, as a result of regulatory action or otherwise. HUD is charged with interpreting RESPA, including arrangements between mortgage lenders and real estate brokers and home builders. We have received inquiries about our SMAs, most recently in 2004. See “—Our business operations are subject to complex laws and regulations.”

We may not realize the expected results from our recent efforts to expand our strategic marketing alliances.

Strategic marketing alliances represent a very important part of our marketing and business strategies, and we have devoted a significant amount of our resources, including expenditures of monies, to expand the number of our strategic marketing alliances, especially in recent periods. In addition, we may enter into its joint ventures with selected home builders as a further means to access to potential customers. We may not realize the expected benefits from this expansion of our strategic marketing alliances or from any joint ventures we may pursue until future periods that are more than a year from now, and, in many cases, we may not realize the expected benefits at all. If we are unable to realize the expected benefits of our recent expansion of our strategic marketing alliances, then our business and our net income would be negatively affected. See “—The loss of our strategic marketing alliances, or our inability to create strategic marketing alliances in new markets, could negatively affect our results of operations” and “—Our business operations are subject to complex laws and regulations.”

Our recent operating results may not be indicative of our future operating results, due to several key factors.

Our growth has benefited from historically low interest rates and a long period of economic and population growth in our markets. Beginning in June 30, 2004 through January 2006, the Federal Reserve has raised the federal funds rate of interest 14 times from 1.00% to 4.50%. Our historical performance may not be indicative of results in the current rising interest rate environment. In addition, our recent and rapid growth may distort some of our ratios and financial statistics, especially where short-term interest rates may be as high or higher than longer-term interest rates. Our business strategy of building a growing portfolio of mortgage loans that we service and that is financed with leverage, including CDOs, affects the comparability of our results, cash flows and financial condition against prior periods. Since early 2004, we have been retaining rather than selling a material portion of the loans we originate. We also have incurred, and will continue to incur, additional costs as a public company. We have also begun to invest in residential MBS to increase our net interest income and to take full advantage of the opportunity to leverage our equity. We may also choose in the future to sell, rather than retain, adjustable-rate mortgage loans that meet our REIT eligibility criteria in order to increase our GAAP net income. In light of this growth and the changes in our business, our historical performance and operating and origination data may not be predictive of our future performance.

We have had consolidated net losses under generally accepted accounting principles.

We use estimated REIT taxable income as the basis for establishing the amount of dividends payable to holders of our common stock. In 2004, when we completed our reorganization and our initial public offering, we had REIT taxable income of $13.2 million, but had a consolidated net loss under GAAP of $(48.3) million. For the year ended December 31, 2005, we had estimated REIT taxable income of $56.0 million but a consolidated

GAAP loss of $(11.6) million. REIT taxable income is a non-GAAP financial measure, and the most comparable GAAP measure is consolidated GAAP net income. Although our GAAP losses are declining, we may, depending upon the growth, size and profitability of our mortgage loans held for investment, in future periods have estimated REIT taxable income while showing consolidated GAAP net losses. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for a reconciliation of estimated REIT taxable income to consolidated GAAP net loss.

We may not realize the expected tax benefits from taxable losses realized at HBMC.

We believe we will be able to realize most of the tax benefits of our taxable losses that we generate at HBMC primarily due to tax planning strategies available to us that we believe would generate taxable income. We cannot make any assurance that these strategies or expectations about future taxable income will result in our being able to continue to realize those benefits. Our tax benefits included in GAAP net income result from tax planning strategies we believe are available, and which are based upon our estimates and judgments regarding future HBMC taxable income, the valuation of our deferred tax asset, consideration of the reversal of other temporary differences and other factors. To the extent that these expectations or strategies result in less than expected tax benefits to us, or fail altogether, and we are forced to write down our deferred tax asset, then our net income and net worth would be negatively affected.

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

Increases in interest rates may negatively affect our asset mix and earnings, could increase our competition in the purchase money mortgage market and may decrease the cash available for distribution to our shareholders.

As interest rates increase, the demand for consumer credit, including mortgage loans, generally decreases. Interest rates have been at historically low levels in recent years, but the Federal Reserve has been raising interest rates since June 2004. The MBA has predicted in the February 7, 2006 Mortgage Finance Forecast that total residential mortgage loan originations will decrease approximately 19% in 2006, due to higher interest rates and related decreases in mortgage refinancings and slowing housing construction. The MBA further projects that purchase money mortgage originations will remain flat in 2006, and that refinancings will decline by approximately 39%. Although we believe purchase money mortgages are affected less by changes in interest rates than refinancings, in a period of rising interest rates, the industry expects to originate fewer mortgage loans, and, accordingly, we may be adversely affected by any slow-down in our industry. In addition, during any period of rising interest rates, the number of refinancings in the market likely would decrease. Any decreases in the markets’ mortgage loan volume could result in increased competition in the market generally, and especially in the purchase money mortgage market, which is our focus. During 2005 and subsequently, we have experienced a change in the mix of loans we originate, as well as higher early payoff rates among the variable-rate and hybrid loans we hold for investment, as investors seek to avoid future interest rate hikes by using fixed-rate mortgages. Accordingly, a period of rising interest rates may negatively affect our industry through fewer mortgage loan originations, increased competition and a slow-down in adjustable-rate loan volume. Delinquencies and possible losses could also increase if borrowers under our adjustable-rate mortgage loans cannot or do not pay higher mortgage payments as the interest rates on their mortgage loans increase. All of these could adversely affect our asset growth, income and the price of our common stock and the funds that we have available for distribution to our common and preferred shareholders.

Increases in interest rates may adversely affect our costs and the market values of our assets.

Increases in interest rates may negatively affect borrowers’ ability to timely pay their mortgage loan obligations, residential property values and the market values of our assets. Although we generally only hold fixed-

rate loans for a short period pending sale, the values of fixed-rate loans will be affected negatively by these increases. GAAP requires us to reduce our income and therefore our shareholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage-related assets and loans held for sale. Any decreases in the aggregate market value of MBS held as available for sale results in a reduction to shareholders’ equity through a valuation adjustment. If a decrease is other-than-temporary, it results in a charge to earnings. We may also have to increase our Allowance if higher interest rates and monthly payments increase our customers’ delinquencies and defaults. Our net income also could be negatively affected as short-term interest rates have increased faster than long-term rates, which also may tend to speed prepayments of mortgage loans held for investment and MBS that we hold. Faster prepayments may adversely affect our earnings and assets growth. We also are funding our purchases and holdings of long-term MBS with short-term repurchase agreements, and, absent successful risk mitigation strategies, the resulting duration and interest rate mismatches could adversely affect our earnings and asset growth. See—”An increase in loan prepayments may negatively affect the yields on our assets.”

Changes in interest rates also may affect our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we incur in financing our assets through debt, including CDOs. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates and times than the interest that we earn on our earning assets. If the net differential between our interest income on our mortgage loans held for investment and MBS and our interest expense to carry such loans and investments was reduced, our net income would be reduced. Interest rate fluctuations resulting in our interest expense exceeding our interest income could result in operating losses for us and may limit or eliminate our ability to make distributions to our shareholders. Changes in the level of interest rates may negatively affect our volume of mortgage loan originations, the value of our assets and our ability to realize gains from the sale of loans we originate for resale, all of which ultimately affect our earnings.

We may be unable to effectively mitigate the risk of changes in interest rates, which could adversely affect our earnings and cash available for distribution to our shareholders.

We attempt to reduce potential interest rate risks through various risk mitigation activities, including entering into forward contracts to sell our loans in the secondary market, options to deliver mortgage-backed securities to the secondary market, and interest rate swaps and other interest rate protection contracts. The use of these transactions to mitigate the effect of changes in interest rates involves the costs of certain types of derivative financial instruments and has risks, including the risk that the derivative financial instruments may not be effective in reducing interest rate risks. Our management determines the nature and quantity of derivative financial instruments based on various factors, including market conditions and the expected volume of mortgage loan originations and sales. We also may be limited in the type and amount of derivative financial instruments that we may use in the future by our need to satisfy the REIT income tests under the Code. Only income from certain derivative financial instrument transactions is disregarded income for purposes of the 95% gross income test, and no derivative financial instrument income qualifies for purposes of the 75% gross income test. As a result, our ability to effectively mitigate the risk of changes in interest rates could be limited, and our earnings could be reduced and could vary more from period to period. The use of derivative financial instruments may involve transaction expenses that increase our costs. When we de-designate or lose hedge accounting treatment on our interest rate swaps and other interest rate protection devices, these instruments’ change in value affects our GAAP income which likely will fluctuate more as a result.

We leverage our portfolio, which magnifies any income or losses we incur on our assets and may reduce cash available for distribution to our shareholders.

Our success is dependent, in part, upon our ability to increase our assets through the use of leverage. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies potential changes in our income (up and down). We leverage our REIT portfolio of mortgage loans held for investment and MBS through borrowings, generally through the use of our warehouse lines of credit, our repurchase financing facilities, CDOs and other borrowings. The amount of leverage we incur will vary depending on our equity, our ability to obtain credit facilities and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions cause the costs of our financings to increase relative to the income that can be derived from the assets we hold in our portfolio. Further, the leverage on our equity may exacerbate any losses we incur. This is especially true when, as occurred at the end of 2005, short-term rates applicable to our financings were as high or higher than the rates available on our long-term assets due to an “inverted” yield curve.

Our debt service payments reduce the net income available for distribution to our shareholders. We may not be able to meet our debt service obligations in the future and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. A decrease in the value of our assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls. At December 31, 2005, we had a target overall leverage ratio of 18 to 25 times our equity, and our leverage ratio as of December 31, 2005 was approximately 23 times our equity. We may change our target leverage ratio, up or down, subject to market conditions, covenants contained in our financing facilities and other factors. We had outstanding indebtedness, including obligations under our warehouse facilities, mortgage loan repurchase facilities, loan aggregation facilities, CDOs and other sources of borrowing, of approximately $5.8 billion as of December 31, 2005.

We may not be able to issue the additional equity necessary that may be required to leverage our portfolio.

Our business model is based on leveraging our portfolio through borrowings. The amount of leverage we may incur will vary depending on our equity and the covenants in our credit facilities’ requiring certain levels of equity and limiting our leverage. From time to time, we expect to issue additional equity securities to raise additional equity to support the additional leverage required to grow our portfolio. We cannot predict the amount of equity that will be required to fully leverage our portfolio or to enable us to maintain our target overall leverage ratio. Our ability to issue additional equity securities will depend, among other things, on market conditions and overall economic conditions, which are beyond our control. If we cannot issue equity securities in the future, we will be unable to execute our business strategy. As a result, our return on investments and cash available for distribution to our shareholders may be reduced.

Holding subordinated interests exposes us to increased risk.

We may hold as investments subordinated interests in MBS. Subordinated interests are classes of MBS that are subject to the prior claims on distributions of mortgage debt securities sold to investors. Losses on the underlying mortgage loans may be significant to the owner of a subordinated interest because the investments are leveraged. For example, if we held a $10 million principal amount subordinated interest in a $100 million pool of mortgage loans that is subject to $90 million of senior MBS, and that pool suffers $7 million of losses, then the entire loss will be allocated to us as owner of the subordinated interest. As a result, a 7% loss on the loans would translate into a 70% loss of principal and the related interest for the owner of the subordinated interest. We would recognize these losses as an impairment of the value of the related MBS.

Our mortgage servicing rights may increase the variability of our earnings.

We record mortgage servicing rights when we sell loans and retain the servicing rights on those loans. We began to increase our third-party servicing in 2005, and at December 31, 2005, we had mortgage loan servicing rights of approximately $10.1 million related to approximately $1.0 billion of loans serviced for third parties. As we expect to sell more loans with servicing retained, the amount of our mortgage servicing rights will increase. Mortgage servicing rights are carried at the lower of cost or fair value, and their values are affected by interest rates and prepayment rates on the related mortgage loans and MBS. Subjecting a growing amount of mortgage servicing rights to a periodic valuation based on the lower of cost or fair value may result in greater variability (both decreases, when fair value is lower than cost, and increases, when there is a recovery of fair value) in our income. Valuing mortgage servicing rights involves a number of estimates and judgments.

Our financing facilities impose restrictions on our operations.

We have, and expect to continue to have, various credit and financing arrangements with third parties to fund our respective operations. Our existing credit and financing arrangements impose, and the terms of future credit and financing arrangements likely will continue to impose, restrictions on our operations. The agreements governing our existing credit and financing arrangements contain a number of covenants that, among other things, require us to:

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

A breach of any of these restrictive covenants, or our inability to comply with the required financial ratios, could, unless waived or amended, result in a default under our credit and financing arrangements. If a default occurs, then the lenders may elect to declare all of our outstanding obligations, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay outstanding borrowings when due, then the lenders under our credit and financing arrangements will have the right to proceed against the collateral granted to them to secure the debt. If our outstanding debt were to be accelerated, our assets may not be sufficient to repay that debt in full, which would cause the market price of our common shares to decline significantly and would adversely affect the cash that we have available for, and legal ability to make, distributions to our shareholders.

We have sought and received waivers and amendments to our financing facilities to cure defaults.

During 2003 and 2004, we breached certain of our net income, tangible net worth and leverage covenants, each of which constituted defaults. On January 24, 2005, we amended one aggregation repurchase facility, effective as of December 31, 2004, since we would not have met the GAAP net income covenant applicable at that date. We have subsequently amended these facilities to provide us more flexibility and to include trust preferred securities as equity for certain covenants. While we were able to obtain waivers of these defaults or amendments to these financing facilities that cured or avoid defaults, there is no assurance that we will not have further breaches or defaults or that any future breaches or defaults will be waived and not result in defaults under our financing facilities. Such defaults could result in acceleration of all or substantially all our indebtedness and the loss of earning assets securing our indebtedness, which would also adversely affect the market value of our shares of common and preferred stock and the cash available for distribution to our shareholders. See “—Our financing facilities impose restrictions on our operations.”

A prolonged economic slowdown, or declining real estate values, could reduce our growth and profitability.

We believe that the risks associated with our business will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by high interest rates and/or declining real estate values and home purchases. Declining real estate values likely will reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing home to support the refinancing of their existing mortgage loans or the purchase of new homes at higher prices and/or levels of borrowings. Declining real estate values also increase the likelihood that we will incur losses on loans that we are holding in the event of a default by the borrower. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net income from loans in our portfolio as well as our ability to originate, sell, finance and securitize mortgage loans, which would significantly harm the value of our loan portfolio, our results of operations, financial condition, business prospects, the price of our common stock and our ability to make distributions to our shareholders.

An increase in loan prepayments may negatively affect the yields on our assets.

The value of the mortgage loans and MBS that we may hold will be affected by prepayment rates on those mortgage loans and MBS. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control. As a result, we are unable to predict prepayment rates with any certainty.

In periods of declining mortgage loan interest rates, prepayments on mortgage loans generally increase. We likely would reinvest the proceeds that we receive from those prepayments in mortgage loans and other assets with lower yields than the yields on the mortgage loans that were prepaid. As interest rates decline, the market value of fixed-income assets generally increases. However, because of the risk of prepayment, the market value of mortgage assets does not increase to the same extent as fixed-income securities in an environment of declining interest rates.

Conversely, in periods of rising interest rates, prepayments on fixed-rate mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. In a rising interest rate environment, borrowers under adjustable-rate and hybrid mortgage loans may prepay these loans faster than expected, as they seek to avoid further rate increases by switching to fixed-rate mortgages. We may fail to recoup fully our origination costs as a result of prepayment, which also adversely affects our asset and net income growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Trends” in Item 7 of this Report for more information on the impact of prepayment on our financial condition and results of operations.

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

In the event of a default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral that we can realize upon foreclosure and sale, and the principal and accrued interest of the mortgage loan and the cost of foreclosing on the related property. Losses resulting from mortgage loan defaults and foreclosures could have a material adverse effect on our income and cash flows from operations and could limit the funds that we have available for distribution to our shareholders. We are exposed to greater risks of loss where we make both a first- and second-lien mortgage loans on the same property and do not have the benefits of PMI.

In the event of the bankruptcy of a mortgage loan borrower, the related mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, as determined by the bankruptcy court. The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan. Residential MBS evidence interests in, or are secured by, pools of residential mortgage loans. Accordingly, the subordinated tranches and interests that we hold in MBS are subject to all of the risks of the related mortgage loans. In addition, to the extent that the mortgage loans we originate experience relatively high rates of delinquency and/or foreclosure, we may be unable to securitize our mortgage loans on terms that are attractive to us, if at all.

Changes in U.S. economic conditions may adversely affect the performance of mortgage loans, particularly adjustable-rate loans of various types.

Recently, an increasingly large proportion of residential mortgage loans originated in the United States have been adjustable-rate mortgage loans, including loans that have interest-only or negative amortization features. Mortgage loans that are referred to generally as ARMs may include any of the following types of loans:

•	mortgage loans whose interest rate adjusts on the basis of a variable index plus a margin, with the initial adjustment occurring after a specified period of time from origination of the related mortgage loan and adjustments occurring periodically at specified intervals thereafter; these loans may or may not have a low introductory interest rate;

•	“hybrid” mortgage loans, whose interest rate is fixed for the initial period specified in the related mortgage note, and thereafter adjusts periodically based on the related index plus a margin;

•	“interest-only” mortgage loans, which provide for payment of interest at the related mortgage interest rate, but no payment of principal, for the period specified in the related mortgage note; thereafter, the monthly payment is increased to an amount sufficient to amortize the principal balance of the mortgage loan over the remaining term and to pay interest at the applicable mortgage interest rate;

•	“negative amortization” mortgage loans, which may have a low introductory interest rate, and thereafter have a mortgage interest rate which adjusts periodically based on the related index plus a margin; however, the borrower is only required to make a minimum monthly payment which may not be sufficient to pay the monthly interest accrued, resulting in an increase to the principal balance of the mortgage loan by the amount of unpaid interest; and

•	“option ARMs,” which combine several of the features described above and permit the borrower to elect whether to make a monthly payment sufficient to pay accrued interest and amortize the principal balance, make an interest-only payment or make a minimum payment that may be insufficient to pay accrued interest (with the unpaid interest added to the principal balance of the loan).

We may include significant concentrations of these types of adjustable-rate mortgage loans, which present special default and prepayment risks.

The primary attraction to borrowers of these adjustable-rate mortgage loan products is that initial monthly mortgage loan payments can be significantly lower than fixed-rate or level-pay mortgage loans under which the borrower pays both principal and interest at an interest rate fixed for the life of the mortgage loan. As a result, many borrowers are able to incur substantially greater mortgage debt using one of these adjustable-rate mortgage loan products than if they used a fixed-rate mortgage loan.

In addition, a substantial number of these adjustable-rate mortgage loans have been originated in regions of the United States that have seen substantial residential housing price appreciation over the past few years and major metropolitan areas in other states. Many borrowers in these markets have used adjustable-rate mortgage loan products to purchase homes that are comparatively larger or more expensive than they would otherwise have purchased with a fixed-rate mortgage loan with relatively higher monthly payments. These borrowers may have taken out these mortgage loan products in the expectation that either: (1) their income will rise by the time their fixed-rate period or interest-only period expires, thus enabling them to make the higher monthly payments; or (2) in an appreciating real estate market, they will be able to sell their property for a higher price or will be able to refinance the mortgage loan before the expiration of the fixed-rate or interest-only period.

Borrowers with adjustable-rate mortgage loans will likely be exposed to increased monthly payments: (1) if interest rates rise significantly; (2) in the case of interest-only mortgage loans, from the large increases in monthly payments when the interest-only terms expire and the monthly payments on these loans are recalculated to amortize the outstanding principal balance over the remaining term; or (3) in the case of loans with negative amortization features, from the large increases in monthly payments when the payments are recalculated to amortize the outstanding principal balance.

When evaluating a mortgage loan application from a prospective borrower for an adjustable-rate or interest-only mortgage loan, many mortgage originators determine the amount of loan that borrower can afford based on the borrower’s initial scheduled monthly payments, or the scheduled monthly payments on the first mortgage interest rate reset date, rather than based on the adjusted monthly payments as of future mortgage interest reset dates (in the case of adjustable-rate mortgage loans) or the principal amortization date (in the case of interest-only mortgage loans). These origination practices may increase the sensitivity of mortgage loan performance and defaults to changes in U.S. economic conditions.

In recent years, mortgage interest rates have been at historically low levels. Although short-term interest rates have increased from their lowest levels, long-term interest rates have remained low. If mortgage interest rates rise, borrowers will experience increased monthly payments on their adjustable-rate mortgage loans. As the fixed interest rates on hybrid mortgage loans expire and convert to adjustable rates, borrowers may find that the new minimum monthly payments are considerably higher and they may not be able to make those payments.

In addition, without regard to changes in interest rates, the monthly payments on mortgage loans with interest-only or negative amortization features will increase substantially when the principal must be repaid.

Any of these factors, or a combination of these factors, could cause mortgage loan delinquencies and defaults to increase substantially.

Borrowers who intend to avoid increased monthly payments by refinancing their mortgage loans may find that lenders may not in the future be willing or able to offer these adjustable-rate mortgage loan products, or to offer these products at relatively low interest rates. A decline in housing prices generally or in certain regions of the United States could also leave borrowers with insufficient equity in their homes to permit them to refinance. In addition, if the recent rapid increase in house prices ceases or housing prices decline, borrowers who intend to sell their properties on or before the expiration of the fixed-rate periods or interest-only periods on their mortgage loans may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans, especially in the case of negative amortization mortgage loans. These events could cause borrowers to default on their mortgage loans.

Rising unemployment and slow wage growth in certain regions of the United States or generally could also impact the ability of many borrowers with hybrid or adjustable-rate mortgage loans to make the higher monthly payments resulting from the expiration of fixed-rate periods or interest-only periods, or from increases in interest rates. If borrowers become unemployed in a slowing economy, or if they find that expected increases in personal income have not occurred, they may be unable to make the higher monthly mortgage payments.

It is likely that borrowers with hybrid or adjustable-rate mortgage loans will over the next several years be required to spend a larger proportion of their income to service their mortgage debt. This increase could, in the absence of strong wage growth, come at the expense of other expenditures by these borrowers, particularly consumer spending. It is possible that a decline in consumer spending could cause the U.S. economy to slow or decline, which could give rise to increased unemployment and falling property values. These factors would negatively impact the ability of many borrowers to meet their increased monthly mortgage payments as described above. As a consequence, defaults on adjustable-rate mortgage loans may increase significantly.

Any of the factors described above, alone or in combination, could adversely affect the credit quality of our loans.

Several types of adjustable-rate mortgage loans discussed above, in particular “option” ARMs and interest-only mortgage loans, have only been originated in any significant numbers in relatively recent years. Consequently, there is no material statistical information showing payment and default trends under a variety of macroeconomic conditions. In particular, it is unclear how these mortgage loan products will perform in a declining housing market or under other negative macroeconomic conditions.

We have limited experience in making provisions for loan losses, and our allowance for loan losses may be inadequate to cover potential future losses in our mortgage loan portfolio.

We attempt to maintain an appropriate Allowance to provide for potential losses inherent in our portfolio of mortgage loans held for investment. We periodically determine the amount of the Allowance based upon our consideration of several factors, including:

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

There is no precise method of predicting losses on mortgage loans held in our portfolio, and we make various assumptions and judgments with respect to the factors listed above. These assumptions and judgments are inherently uncertain, and, if they prove to be wrong, then we face the risk that charge-offs in future periods will exceed our Allowance and that additional increases in the Allowance will therefore be required. In addition, because we have limited loan loss experience and limited experience evaluating the adequacy of an Allowance, the risk of charge-offs in excess of our Allowance may be greater than if we had more experience in this area. Any additions to the Allowance could significantly harm our results of operations, financial condition, the price of our common stock and our ability to make distributions to our shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mortgage Loans Held for Investment, Net—Allowance for Loan Losses” in Item 7 of this Report for a discussion of the impact of changes in the estimates used in calculating the Allowance and the resulting impact on our financial condition and results of operations.

Changes in state laws could adversely affect our mortgage loan originations, sales and securitization.

Changes in laws regarding the rates and terms of mortgage loans and the regulation of mortgage loan originators, investors and lenders in the states where we operate could adversely affect our ability to originate, finance, sell and securitize our loans. In recent years, states have passed laws that have made lenders to, and purchasers from, mortgage originators liable for various originators’ violations of such laws. Enactment of similar laws applicable to the types of loans we originate could have a material adverse affect on our ability to finance, securitize or sell mortgage loans.

Our business would suffer if we are unable to sell or securitize the mortgage loans that we originate.

We sell all of the conforming mortgage loans that we originate. Our ability to sell mortgage loans depends on the availability of an active secondary market for residential mortgage loans, which, in turn, depends on the continuation of programs that currently are offered by Fannie Mae, Freddie Mac and other institutional investors upon which we rely. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, like Freddie Mac and Fannie Mae, are GSEs whose activities are governed by federal law, including capital adequacy requirements. As a result of accounting restatements at Fannie Mae that have reduced its capital and closer regulatory and accounting scrutiny of Fannie Mae and the other mortgage GSEs, Fannie Mae and these other GSEs may reduce their purchases of mortgages, may purchase mortgages on less advantageous terms to the sellers, and may sell existing mortgages and MBS. These changes may adversely affect the mortgage markets and our operations. Any future changes in laws or regulations, or other changes in the capital requirements, oversight or activities of these GSEs could harm our mortgage business as these changes likely would disrupt the secondary markets for mortgage loans and mortgage servicing rights and the spreads or profits available in such markets.

Our ability to sell mortgage loans also depends on our ability to remain eligible for the programs offered by Fannie Mae, Freddie Mac, and other institutional and non-institutional investors. The criteria for mortgage loans to be accepted under these programs may be changed by the investors, and if we lose our eligibility for any reason, or if our eligibility is impaired, then our business would be harmed. Our profitability from participating in any of these programs may vary depending on a number of factors, including our administrative costs of originating and selling qualifying mortgage loans, and the costs imposed upon us by the purchasers’ programs. Any decline in our profitability from participating in these programs would harm our mortgage banking business.

In the event that we could not utilize financing through CDOs, we would either hold, and finance, in part, the holding of, mortgage loans that we originate, or sell mortgage loans that we originate in a pool of whole mortgage loans. The terms of these alternative transactions may not be as favorable as financing through CDOs and may subject us to greater interest rate risk, and we could experience higher costs associated with these transactions, which would adversely affect our results of operations, financial condition and business prospects.

We rely on collateralized debt obligations to fund the growth of our investment portfolio, and our inability to utilize that method of financing may increase our cost of borrowing and could decrease our net interest margin.

We primarily fund mortgage loan purchases for our investment portfolio through CDOs. Since the completion of our initial public offering in July 2004, we have completed seven securitizations of mortgage loans through which we issued CDOs and raised aggregate proceeds of approximately $6.3 billion. In the event that we were unable to utilize CDOs as our primary funding source, we would be required to finance the growth of our investment portfolio with other funding vehicles, such as repurchase agreements and warehouse credit facilities.

Repurchase agreements and warehouse facilities typically have shorter terms than our CDOs, and the lenders under these funding facilities have significant discretion to terminate them. The utilization of these funding vehicles may increase our cost of borrowing and could decrease our net interest margin. Under such circumstances, funds available for distribution to our shareholders could decrease.

The issuance of collateralized debt obligations through securitizations of mortgage loans could lead to excess inclusion income that subjects us or our shareholders that are disqualified organizations to additional federal income taxes.

In 2005, we completed in four securitizations of mortgage loans that were structured as “taxable mortgage pools” under federal income tax laws. We utilized these structures because we believed they resulted in the best execution and price terms for us. While our articles of incorporation restrict ownership of our stock by “disqualified persons,” we may, in certain circumstances, be taxable at maximum corporate income tax rates on any excess inclusion income allocable to disqualified persons. There are also special rules for taxing our shareholders that are not disqualified shareholders on excess inclusion income allocable to them.

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

As a result of our limited experience servicing mortgage loans, we do not have representative historical delinquency, bankruptcy, foreclosure or default experience that may be referred to for purposes of estimating the future delinquency and losses of the mortgage loans in the loan group that we service.

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

If any of the mortgage loans that we originate and sell, or that we pledge to secure our credit facilities or mortgage-backed securities that we issue in our securitizations, do not comply with the representations and warranties that we make about the characteristics of the loans, the borrowers and the properties securing the loans, we may, in the case of loans that we have sold or financed, be required to repurchase those loans or, in the case of loans that we have securitized or sold subject to repurchase, repurchase the loans or replace them with substitute loans or cash. If we were to breach any of our representations and warranties, then we may have to bear any associated losses directly. In addition, in the case of breaches relating to loans that we have sold, we may be required to indemnify the purchasers of those loans for losses or expenses incurred as a result of a breach of a representation or warranty made by us. Also, if a borrower misses the first payment on a mortgage loan, or if the borrower pre-pays the mortgage loan within one year of its origination, we are, in some circumstances, required to repurchase the loan. Repurchased loans typically require working capital funding, and our ability to borrow against these assets is limited. This could limit the amount by which we can leverage our equity and our returns on assets and equity. Any significant repurchases or indemnification payments could significantly harm our cash flows and results of operations and limit our ability to make distributions to our shareholders.

We may suffer losses from defaulted mortgage loans that reduce our income.

We do not expect to collect servicing income from the time a loan becomes delinquent until foreclosure. In addition, we may suffer losses if the proceeds from a foreclosure sale of the property underlying a defaulted loan are less than the loan’s outstanding principal balance and accrued interest and charges and the costs of servicing and foreclosing on the related property.

We also are affected by loan defaults and deficiencies on mortgage loans that we service. Under our servicing contracts, the servicer customarily must make advances to the owner of the loan, even when the loan is delinquent. To protect their liens on mortgaged properties, owners of loans usually require the servicer to advance the cost of mortgage and hazard insurance and tax payments on schedule, even if escrow account funds are insufficient. The servicer will be reimbursed by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of that reimbursement is typically uncertain. In the interim, the servicer must absorb the cost of funds advanced. The servicer must also bear the costs of attempting to collect on defaulted and delinquent loans. As a result, we may incur higher expenses than anticipated. If we are unable to recover amounts due to us, including any increased expenses we may incur, our cash flows and revenues would be reduced, and our ability to make distributions to our shareholders would be negatively affected.

We may be subject to losses due to fraudulent and negligent acts on the part of loan applicants, vendors and our employees or if we obtain less than full documentation with respect to our mortgage loans.

When we originate mortgage loans, we rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and employment and income documentation. If any of this information is misrepresented or falsified and if we do not discover it prior to funding a loan, then the actual value of a loan may be significantly lower than anticipated. As a practical matter, we generally bear the risk of loss associated with any misrepresentation, whether it is made by the loan applicant, a third party or one of our employees. A loan subject to a material misrepresentation typically cannot be sold or is subject to repurchase or substitution if it is sold or securitized prior to detection of the misrepresentation. Although we may have rights against persons and entities who made or knew about the misrepresentation, those persons and entities may be difficult to locate, and it is often difficult to collect any monetary losses that we may have suffered from these persons.

During 2005, for approximately 24% of the mortgage loans, as measured by principal balance, that we originated, we received less than full documentation of the borrower’s income and/or assets. Instead, those applicants chose a loan product in which our credit decision was based on the borrower’s FICO score and credit history, the value of the property securing the loan, the effect of the loan on the borrower’s debt service requirements, and the rates and terms charged by us on the loan. We believe that there is a higher risk of default on loans where there is less than full documentation of the borrower’s income and/or assets.

We seek to price our mortgage products to reflect risk, but our pricing terms may not protect us from loss.

In pricing and determining customer eligibility for our mortgage loan products, we consider a variety of factors, including, among other things, the amount and type of documentation of the borrower’s income and/or assets, the borrower’s FICO score and history, the property value securing the loan, the effect the loan may have on the borrower’s debt service requirements and the LTV ratio. We assess the risks related to each of these factors and price our loan products according to our final risk assessment. The pricing and terms of our loan products, however, may not ultimately protect us from the risk of default on certain of the loans that we originate, as those loans carrying higher prices and more onerous terms present a higher risk of default. In the event of defaults on these loans, we likely would experience losses, which would negatively affect our cash flows and results of operations as the losses are incurred, and would reduce our funds available for distribution to our shareholders.

We face competition that could adversely affect our market shares and revenues.

We face competition from finance and mortgage banking companies, other mortgage REITs and Internet-based lending companies where entry barriers are relatively low, and banks, thrifts and securities brokers that are active participants in the mortgage industry. As we seek to expand our loan origination business further, we will face a significant number of additional competitors, many of which will be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, have been established in certain market areas that we target, have far greater financial and other resources than we do, and may operate nationally or over larger markets than we do. We also face increased competition for strategic alliances with realtors and home builders that may adversely affect our ability to maintain and expand our mortgage loan origination through SMAs, as well as adversely affecting the costs of securing and maintaining alliance partners in this marketing channel.

Various Federal Home Loan Banks are also expanding their participation in the mortgage industry, and Fannie Mae and Freddie Mac remain dominant participants in the residential mortgage markets. While these GSEs presently do not have the legal authority to originate residential mortgage loans, they do have the authority to buy the same type of loans that we intend to hold for investment, and thereby indirectly compete for these products by providing purchase facilities to competitive mortgage loan originators. Fannie Mae and Freddie Mac dominate the secondary market, have lower capital costs and capital requirements than non-GSEs, and their programs and loans made by our competitors pursuant to GSE programs could adversely affect our ability to compete in the mortgage industry and the value of our common stock. The recent accounting changes, restatements and disclosures regarding the accounting risk management practices of the GSEs and inquiries regarding such practices by their regulators and the press could also affect investor confidence in us, and the value of our securities.

Competition in our industry can take many forms. Our competitors can offer lower interest rates and fees, apply less stringent underwriting standards, offer enhanced customer service and convenience in obtaining loans and offer a wide variety of loan products through diverse marketing and distribution channels. They may also seek to provide better terms to our existing and potential strategic marketing alliance partners. The need to maintain mortgage loan volume in this competitive environment creates a risk of price and quality competition in the mortgage industry. Price competition could cause us to lower the interest rates that we charge borrowers, which could reduce our profitability and the value of our loans that we sell or retain in our portfolio. If our competitors adopt less stringent underwriting standards, we may be pressured to do so as well. If we do not relax underwriting standards in response to our competitors, we may lose market share. If we relax our underwriting standards in response to price competition, we may be exposed to higher credit risk without receiving adequate fees and interest to compensate for the higher risk. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity, results of operations, cash flows and ability to make distributions to our shareholders.

If we do not manage our growth effectively, our financial performance could be harmed.

In recent years, we have experienced growth at rates that have applied pressure to our management, administrative, operational and financial infrastructure. We expect to continue to experience those and other pressures on our organization, including the need to hire additional experienced personnel to meet our growth and our needs as a public REIT. An increase in the size of our operations may make it more difficult for us to originate quality loans in accordance with our current mortgage loan origination focus and strategies. We expect to need to attract and hire additional experienced managers and loan officers in a competitive hiring environment and, at the same time, continue to upgrade and expand our financial, operational and managerial systems and controls. We cannot assure you that we will be able to meet our capital needs, expand our systems effectively or hire and retain qualified employees in sufficient numbers to meet our requirements. Any failure by us to manage our growth or our current level of business as a public company effectively may result in increased costs and decreased loan production, and could negatively affect our business, financial condition, liquidity, profitability, cash flows and ability to make distributions to our shareholders.

An interruption in service or breach in the security of our information systems could impair our ability to originate or service loans on a timely basis and may result in lost business, which may never be recovered.

We rely heavily upon communications and information systems to conduct our business. Failures or interruptions in service or breaches in security of our information systems or the third-party information systems on which we may from time to time rely could cause delays in our underwriting, credit risk assessments and other areas and could result in fewer loan applications being received and processed, and could reduce our efficiency in loan servicing. We cannot assure you that no material failures or interruptions will occur or, if they do occur, that we or the third parties on whom we rely will adequately address them. The occurrence of any failures or interruptions, including breach of our data security similar to that suffered by several national financial services firms in 2005, could significantly harm our customer relations and could adversely affect our growth, our costs to service loans and our ability to profitably securitize our mortgage loan portfolio.

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

It is difficult to determine the effect that any of these outcomes could have on our business operations, and, even if without an appropriate legal basis in our opinion, their occurrence would likely result in unforeseeable expenses and diversions of management time.

Some states in which we operate may impose regulatory requirements on our officers and directors. If any officer or director fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, we could lose our authority to conduct business in that state or the services of that person.

In March 2004 and July 2003, we received letters from HUD and a HUD contractor, respectively, requesting information regarding our SMAs. The March 2004 letter sought information regarding whether flat monthly fees paid by us to realtors and home builders for the rental of space and the performance of services under our strategic marketing alliances are consistent with RESPA restrictions on fees for the referral of business incident to real estate settlement services. Any determination that our SMAs do not comply with applicable law could have a material adverse effect upon our business and results of operations unless and until we can develop alternative arrangements.

We use consumer credit reports, which are subject to regulation and may expose us to litigation or enforcement actions.

In connection with our loan file due diligence reviews, we have access to the personal financial information of the borrowers which is highly sensitive and confidential and subject to significant federal and state regulation. For example, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, and related regulations govern our use of consumer credit reports, our furnishing information to credit reporting agencies regarding our experience with our customers and our sharing of information among affiliates. If a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions. Although we have policies and procedures designed to safeguard confidential information, we cannot assure you that these policies and safeguards are sufficient to prevent the misappropriation of confidential information. We face costs of complying with these laws, and any failure by us to comply with these laws could result in government enforcement actions, as well as private litigation against us. The privacy and treatment of consumer credit reports, and consumer financial information generally, has received much recent media and legislative attention, and, in the future, we may face additional legal requirements or prohibitions on how we use the information that we obtain from our customers and third parties. These compliance costs, and the costs resulting from any enforcement actions or litigation, could negatively affect our business, financial condition and results of operations.

New legislation may restrict our ability to make mortgage loans, which would negatively affect our revenues.

In recent years, federal and several state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate certain “predatory” lending practices, that are considered to be abusive. Several of these laws, rules and regulations restrict commonly accepted lending activities and could impose additional costly and burdensome compliance requirements on us. Some of these laws, rules and regulations impose certain restrictions on loans that charge certain points and fees or that have an APR that equals or exceeds specified thresholds. These restrictions could expose us to risks of litigation and regulatory sanctions regardless of how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on the purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation. Accordingly, the third parties that buy our loans or provide financing for our loan originations may not want, and are not contractually required, to buy or finance loans that do not comply with these laws, rules and regulations. These laws, rules and regulations have required us to develop systems and procedures to ensure that we do not violate any aspect of these new requirements and may prevent us from making certain loans and cause us to reduce the APR or the points and fees we charge on the mortgage loans that we originate. Our competitors that are banks or federal thrifts may not be subject to these state laws, as federal bank regulators have preempted state laws for these competitors. Although these predatory lending laws currently are state or local laws, Congress has recently begun discussing possible federal predatory lending legislation, which, if adopted, would preempt inconsistent state laws.

We intend to avoid originating loans that meet or exceed the applicable APR or points and fees thresholds of these laws, rules and regulations in jurisdictions where we operate. If we elect to relax our self-imposed restrictions on originating loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with these legal requirements, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. Any of these actions could impose additional costs that significantly harm our business, cash flows, financial condition, liquidity and results of operations, and could limit our ability to make distributions to our shareholders.

The mortgage banking business, including our business, is seasonal, which may result in variations in our operating results and could adversely effect our business.

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

Our business may be affected adversely by hurricanes, wild fires, floods and other natural disasters. The hurricanes and related flooding that hit Florida in 2004 and 2005, and the damage they caused may increase the risk of default by certain of our borrowers, and may have reduced the value of the mortgaged properties securing certain of our loans. Hurricanes and other natural disasters can force the closure of offices in the affected areas and increase the time and costs needed to close new loans. To the extent that we have natural disasters such as hurricanes or floods in our markets, our business operations may be interrupted, and we may suffer losses on loans made in the affected areas. Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricanes or flooding, and in such cases, we obtain supplemental insurance coverage for such losses. Borrowers may not be able to repair the property or may stop paying their mortgages if the property is damaged as a result of natural disasters, primarily as a result of borrowers’ loss of jobs and income, and secondarily as a result of inadequate insurance. Any sustained period of payment delinquencies, foreclosures or losses resulting from the recent hurricanes, future hurricanes or other natural disasters could adversely affect both our net income from the loans in our portfolio as well as our ability to originate, sell, finance and securitize mortgage loans, which would significantly harm our results of operations, cash flows, financial condition, business prospects, the price of our common stock, our ability to make distributions to our shareholders and the value of the subordinated interests that we hold in our mortgage loan securitizations.

Risks Related to Our Securities

Our stock price and trading volume may be volatile, which could result in substantial losses to our shareholders.

The equity securities markets have experienced volatility, creating highly variable and unpredictable pricing of equity securities. The market price of our capital stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include general market and economic conditions, and those factors described in these “Risk Factors” and in other reports that we file with the SEC.

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our securities. If the market price of our securities declines, you may be unable to resell your securities at or above the public offering price, or upon terms that otherwise are attractive to you. We cannot assure you that the market price of our securities will not fluctuate or decline significantly in the future. In addition, the securities markets in general can experience considerable price and volume fluctuations.

Our ability to pay dividends on shares of our common and preferred stock may be limited.

Our ability to pay dividends on shares of our common and preferred stock will depend almost entirely on the difference, or “spread,” between the interest rates we earn on our assets and the interest rates we pay on our debt, as well as payments and dividends received on our interests in our subsidiaries, especially HBMC. Additionally, the terms of some of our debt facilities limit our ability to make some types of payments and other dividends, including payment of dividends on our issued and outstanding Series A preferred stock, unless we meet certain financial tests, including maximum leverage covenants, minimum equity levels and GAAP net income. Our debt facilities restrict us from paying dividends or distributions to our preferred and common shareholders when a payment default exists and is continuing or would arise from the payment of dividends or distributions on our preferred or common stock. Otherwise, our payment of dividends is restricted where a default exists under our debt facilities and is continuing, or would arise as a result of such payments, except in the case where such dividends or distributions are necessary to maintain our tax status as a REIT. As a result, we may not be able to pay dividends on our common and preferred stock in one or more periods.

Our ability to pay dividends is further limited by the requirements of Georgia law.

Our ability to pay dividends on shares of our common and preferred stock is further limited by the laws of the State of Georgia. Under the Georgia Business Corporation Code, a Georgia corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus (unless the articles of incorporation permit otherwise) the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution or pay a dividend on shares of our common or preferred stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of our preferred stock then outstanding.

We may not have the ability to pay distributions to you in the future.

We intend to distribute to our shareholders all or substantially all of our REIT taxable income in each year in at least the amount needed to preserve our REIT status. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, including cash, liquidity and borrowing capacity, maintenance of our REIT status and other factors that our board of directors determine relevant from time to time. We cannot predict our ability to pay distributions in the future.

We may issue additional shares of our common and preferred stock in the future, which would dilute your ownership if you did not, or were not permitted to, invest in the additional issuances.

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

From time to time, we expect to issue additional equity securities to raise additional equity to support the additional leverage required to grow our portfolio. The issuance of any additional shares of common stock could be substantially dilutive to our common shareholders if they elect not to invest in future offerings. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution. Holders of our shares of common and preferred stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, our shareholders may not be permitted to invest in future issuances of our common stock.

We may issue debt and equity securities which are senior to our common stock and preferred stock as to distributions and in liquidation, which could negatively affect the value of our common and preferred stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to the holders of our common stock and preferred stock. Our preferred stock has a preference over our common sock with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our common shareholders. We expect that our leverage strategy will require us to seek substantial amounts of commercial credit and issue debt securities to support our asset growth. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your shares of common stock and diluting your interest in us. We can change this leverage strategy from time to time without shareholder approval.

Changes in market interest rates may adversely affect the prices of our stock.

The market prices of our common and preferred stock could also be influenced by the yields on alternative investments. An increase in market interest rates could result in higher yields on other investments and could adversely affect the market, volume and price of our common and preferred stock. Furthermore, investors may be attracted to buying and/or selling shares of a REIT based on the distributions on the shares, considered as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of our shares may expect a higher distribution rate, although our business and profitability likely will be adversely affected by such changes, making it more difficult to maintain or increase our distributions to our shareholders. As rates increase, the market price of our shares could therefore decrease.

Our earnings and cash distributions may affect the market prices of our stock.

Generally, the market value of a REIT’s equity securities is based on the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, its size and financial condition, whether from operations, sales, acquisitions or refinancings, and on the value of the REIT’s underlying assets. For that reason, shares of our common and preferred stock may trade in the public market at prices that are higher or lower than our net asset value per common share, after taking into account any preferred stock liquidation preference. Should we retain operating cash flow for investment purposes or working capital reserves instead of distributing the cash flow to our shareholders, the retained funds, while increasing the value of our underlying assets, may negatively affect the market price of our common stock. Our failure to meet market expectations with respect to earnings and cash distributions and financial condition could adversely affect the market price of our common and preferred stock.

Certain of our shareholders who received shares of common stock in our reorganization have registration rights to facilitate future public resales of such shares, which may adversely affect the market price of our common stock.

Certain of our shareholders who received unregistered shares of our common stock in our reorganization have registration rights, consisting of piggyback registration rights with respect to 10,441,123 shares of our common stock. All of these shares have been registered for resale under our shelf registration and may be sold at any time. Future public resales of these shares may adversely affect the market price of our common stock, and limit our ability to increase our assets and related interest income. This could also adversely affect our other securities, including our preferred stock.

Tax risks related to our business and structure

Failure to qualify as a REIT would negatively affect our operations and our ability to make distributions to our shareholders.

Since our initial public offering, we have operated so as to qualify as a REIT for federal income tax purposes. In conjunction with our initial public offering and our follow-on equity offering, we have received opinions of our legal counsel, Alston & Bird LLP, that, based on certain assumptions and representations, commencing with our short taxable year ended December 31, 2004, we are organized and operated in conformity with the requirements for qualification as a REIT under sections 856 through 860 of the Code, and our current and proposed method of operation enables us to continue to meet the requirements for taxation as a REIT under the Code. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The REIT qualification opinion only represents the view of Alston & Bird LLP based on its review and analysis of existing law, which includes no controlling precedent. Furthermore, both the validity of the opinion and our qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders.

If we fail to qualify as a REIT in any taxable year, then we would be subject to federal income taxation (including any applicable alternative minimum taxation) on our taxable income at regular corporate rates. In addition, we generally would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions to shareholders. We might be forced to borrow additional funds or liquidate some of our investments in order to pay the applicable tax.

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

In order to qualify as a REIT, we generally are required each year to distribute to our shareholders at least 90% of our REIT taxable income, excluding any net capital gain. To the extent that we distribute at least 90%, but less than 100%, of our REIT taxable income, we will be subject to corporate income taxation on our undistributed REIT taxable income. In addition, with respect to any calendar year, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us are less than the sum of:

•	85% of our ordinary REIT income for that year;

•	95% of our REIT capital gain net income for that year; and

•	100% of our undistributed REIT taxable income from prior years.

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

Our distributions may, from time to time, include a return of capital. Amounts distributed will not be available to fund our operating activities and growth. We expect to fund our mortgage loan origination and other operating activities through borrowings from financial institutions, CDOs and future issuances of our common and preferred stock, and trust preferred securities. If we fail to obtain debt or equity capital in the future, then our growth may be limited, which likely would have a negative effect on the value of our common and preferred stock.

Complying with REIT requirements may limit our ability to effectively mitigate our interest rate risk.

The REIT provisions of the Code may limit our ability to mitigate our potential exposure to changes in interest rates by requiring us to limit our income in each year from qualified derivative financial instruments, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from non-qualified derivative financial instruments, from our provision of services and from other non-qualifying sources, to no more than 5% of our annual gross income. As a result, we may have to limit our use of mitigation techniques that might otherwise be attractive to us. This could result in greater risks associated with changes in interest rates than we would otherwise incur. If we were to violate one or both of the REIT gross income tests but otherwise qualified to retain our REIT status, then we would be subject to a penalty tax generally equal to the greater of: (1) the amount by which we fail the 75% gross income test; or (2) the amount by which 95% of our gross income (excluding gross income from prohibited transactions) exceeds the amount of our income qualifying under the 95% gross income test, in either case multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, then we could lose our REIT status for federal income tax purposes. We cannot predict whether in all circumstances we will qualify for relief under the Code’s REIT provisions.

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

Securitizations involving transfers of mortgage loans by REITs to a real estate mortgage investment conduit (“REMIC”) are treated as sales for tax purposes, which may cause such securitization transactions to be subject to the prohibited transactions tax. Therefore, in order to avoid the prohibited transactions tax, we may limit the structures that HomeBanc Corp. utilizes for its securitization financings, even though such sales or structures might otherwise be beneficial for us. Our taxable REIT subsidiary may sell mortgages and use REMIC securitization and financing structures that are considered sales for tax purposes, however.

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

Risks related to our company, structure and change in control provisions

Maintenance of our investment company act exemption imposes limits on our operations and limits our holdings of mortgage-backed securities.

We have conducted and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). Accordingly, we do not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act excludes from regulation entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the current interpretations of the Staff of the SEC in order to qualify for this exemption, we must, among other things, maintain at least 55% of our assets directly in mortgage loans, qualifying pass-through certificates and certain other qualifying interests in real estate and at least an additional 25% of our assets in the same type of assets. In addition, unless certain mortgage-backed securities represent all the certificates issued with respect to an underlying pool of mortgage loans, such securities may be treated as securities separate from the underlying mortgage loans, and thus may not qualify as qualifying interests in real estate for purposes of the 55% requirement. To maintain the exemption, the assets that we may acquire will be limited by the provisions of the Investment Company Act and the rules and regulations promulgated under this Act. In addition, we could, among other things, be required either:

•	to change the manner in which we conduct our operations to avoid being required to register as an investment company; or

•	to register as an investment company;

either of which could have an adverse effect on our operations, our governance and costs and the market price for our common stock. Both the Investment Company Act and federal income tax rules significantly limit the types of mortgage-backed securities in which we can invest. This will limit our growth in such assets and our ability to leverage our equity and increase our net interest income through such investments. Our failure to qualify for exemption from registration as an investment company could therefore substantially reduce our ability to use leverage. Any such failure to qualify for such exemption would have a material adverse effect on our results of operations.

The stock ownership limit imposed by our articles of incorporation may inhibit market activity in our stock and may restrict our business combination opportunities.

In order for us to qualify as a REIT under the Code, our shares of capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of our outstanding shares of capital stock may be owned, directly or constructively (by virtue of the attribution provisions of the Code), by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year. Our articles of incorporation, with certain exceptions, authorize our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provide that, unless exempted by our board of directors, no person may own, or be deemed to own by virtue of the attribution provisions of the Code, in excess of 9.8% of:

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

Some of our executive officers have agreements that provide them with benefits in the event their employment is terminated following a change of control.

We have entered into agreements with certain members of our senior management team—Messrs. Flood, Race, John J. Kubiak, Nicolas V. Chater and J. Michael Barber and Drs. Paul Lopez and Dwight “Ike” Reighard—that provide them with severance benefits if their employment ends under specified circumstances following a change in control. These benefits could increase the cost to a potential acquirer of us and thereby prevent or discourage a change of control that might involve a premium price for our shares or which our shareholders may otherwise consider desirable.

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

Item 1B.	Unresolved Staff Comments

We have no unresolved comments with the SEC staff regarding our periodic or current reports under the Exchange Act.

Item 2.	Properties

Our principal executive offices are located at 2002 Summit Boulevard, Suite 100, Atlanta, Georgia 30319, and our telephone number at that address is (404) 459-7400. At that location, we lease approximately 168,628 square feet of space from an unaffiliated third party. In addition, we lease space for an operations center and 21 separate store locations in Georgia, Florida, North Carolina and South Carolina. The largest store is our North Broward store located in Deerfield Beach, Florida, which occupies approximately 26,000 rentable square feet. None of our stores, individually, represents a material expense to our operations. If we are forced for any reason to vacate any of our facilities due to lease expirations or any other reasons, we believe that equally suitable alternative locations are available on equally favorable terms in all of our branch locations where we currently do business. We also maintained 157 realtor store-in-store locations as of December 31, 2005.

We presently believe that our properties are adequately covered by insurance.

Item 3.	Legal Proceedings

Litigation

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

Over the past few years, the number and scope of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and others with sales duties are required to be paid overtime under the Fair Labor Standards Act appear to be increasing. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs. We have received several such claims, and currently have several lawsuits pending in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they are owed back pay for unpaid overtime. We intend to defend these claims vigorously.

We presently believe that all of these proceedings to which we presently are subject, taken as a whole, will not have a material adverse effect on our liquidity, business financial condition or results of operations.

Tax Penalties

We have incurred no penalties for failing to include on tax returns any information required to be disclosed under Section 6011 of the Code with respect to a “reportable transaction” or for failing to disclose such penalties pursuant to Section 6707A(e) of the Code.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the New York Stock Exchange under the symbol “HMB” commencing with our initial public offering in July 2004. On March 13, 2006, the closing price of our common stock, as quoted, at the end of regular trading, on the New York Stock Exchange was $8.55 per share. The following table sets forth, for the quarterly periods indicated, the high, low and closing sales prices per share of our common stock as quoted on the NYSE at the end of regular trading as well as the cash dividends declared per share of common stock:

	Stock Prices			Cash Dividends Declared Per Share
2005	High	Low	Close
Fourth Quarter ended December 31, 2005	$8.38	$6.70	$7.48	$0.28	(1)
Third Quarter ended September 30, 2005	9.48	7.37	7.72	0.25
Second Quarter ended June 30, 2005	9.69	7.90	9.09	0.23
First Quarter ended March 31, 2005	10.14	8.40	8.84	0.19

2004
Fourth Quarter ended December 31, 2004	$9.90	$8.55	$9.68	$0.17	(2)
July 14, 2004—September 30, 2004 (commencement of trading as a public company)	9.71	7.68	9.00	0.12

(1)	The 2005 fourth quarter dividend was declared in December 2005 and paid in January 2006.

(2)	The 2004 fourth quarter dividend was declared in December 2004 and paid in January 2005.

In order to maintain our status as a REIT under the Code, we intend to pay, through dividends, at least 90% of our REIT taxable income to the holders of our common stock. The dividends that we pay will be at the discretion of the Board of Directors and will depend on the amount of our REIT taxable earnings and financial condition, maintenance of REIT status and any other factors that our board of directors deems relevant.

Repurchases of Equity Securities

During the year ended December 31, 2005, we purchased 253,366 shares of common stock on the market at the average price of $8.03 on behalf of participants in HomeBanc Corp.’s Sales Equity Incentive Plan for eligible loan officers (the “Sales Equity Plan”) for purposes of making awards under that plan. An aggregate of 130,612 of these shares were purchased in October 2005, at an average price of $7.03 per share. Such shares remain issued and outstanding and are subject to the terms and conditions of the plan. The Sales Equity Plan authorizes the purchase and award of up to 1.3 million shares for purposes of making awards under this plan, of which 1,046,634 remained available at December 31, 2005 for future purchase and issuance.

Holders

At March 1, 2006, we had 56,628,969 shares of our common stock issued and outstanding, and as of December 31, 2005, there were 1,150 record holders and an estimated 7,049 beneficial owners of our common stock.

Dividends

Our ability to pay dividends to our shareholders depends primarily on our receipt of interest and principal payments from our loans, retained interests in securitizations of our loans and investment securities and any distributions that we receive from our taxable REIT subsidiaries. Our taxable REIT subsidiaries are subject to regular corporate income tax on the taxable income they generate. We may cause our taxable REIT subsidiaries to retain after-tax earnings or distribute all or a portion of their after-tax earnings to us to the extent allowable under the REIT provisions of the Code. In the event that our taxable REIT subsidiaries distribute any of their after-tax earnings to us, we would take that distributed amount into account in determining the amount of distributions we pay to our shareholders. For domestic non-corporate taxpayers, the portion of our distributions related to the distributions from our taxable REIT subsidiaries, unlike distributions of our REIT taxable income from other sources, generally will be eligible to be taxed at the current 15% maximum marginal rate for qualified corporate dividends. We have not established a minimum distribution level beyond what is necessary to maintain our status as a REIT. See “Certain Federal Income Tax Considerations.”

If we are unable to successfully execute our business plan, we may not have cash available to pay distributions.

We have a dividend reinvestment and stock purchase plan, which allows our shareholders who enroll in the plan the ability to reinvest their distributions automatically in additional shares of our common stock. The plan also allows our shareholders who enroll in the plan to directly purchase additional shares of our common stock through the plan, subject to some limitations. Our plan administrator effects these purchases by purchasing shares of our common stock in the open market.

Recent Sales of Unregistered Securities

Except as previously disclosed, there have been no sales of unregistered securities.

Item 6.	Selected Financial Data

As a result of our reorganization, the results of HomeBanc Corp. have been accounted for in a manner similar to a pooling of interests, and the selected financial data below includes the entities combined in the reorganization from the earliest date presented. Following our initial public offering and reorganization, we began to hold most of the adjustable-rate mortgage loans we originate rather than sell them. As a result of this change in business strategy, our revenue from gain on sale of mortgage loans declined as a result of holding mortgage loans for investment rather than sale, and our results of operations for 2004 were adversely affected by lower production volumes and the higher expenses we incurred, including expenses related to being a public company.

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Operating Data:
Revenues:
Net interest income	$68,689	$17,853	$11,528	$6,060	$5,271
Provision for loan losses	949	2,870	—	—	—
Net gain on sale of mortgage loans	38,262	38,276	89,516	77,746	50,587
Other revenue	10,868	4,193	945	32	—

Total revenues	116,870	57,452	101,989	83,838	55,858

Expenses:
Salaries and associate benefits	62,925	53,511	40,429	35,954	24,017
Marketing and promotions	27,998	24,302	16,970	9,307	6,416
Occupancy and equipment expense	15,302	20,234	12,722	10,505	9,255
Other expense	34,143	26,015	18,479	12,978	14,420

Total expenses	140,368	124,062	88,600	68,744	54,108

(Loss) income before income taxes	(23,498)	(66,610)	13,389	15,094	1,750
Income tax (benefit) expense	(11,863)	(18,277)	5,678	6,204	(5,820)

Net (loss) income	$(11,635)	$(48,333)	$7,711	$8,890	$7,570

Per Share Data:
Basic (loss) income per share	$(0.21)	$(1.99)	$1.24	$1.56	$1.47
Diluted (loss) income per share	(0.21)	(1.99)	1.24	1.56	1.47
Cash dividends declared per share	0.95	0.29	—	—	—
Weighted average shares of common stock outstanding—basic	55,347,812	24,226,970	6,237,443	5,681,984	5,133,832
Weighted average shares of common stock outstanding—diluted	55,347,812	24,226,970	6,237,443	5,681,984	5,133,832
Selected Balance Sheet Data (at period-end):
Assets:
Cash	$41,505	$12,232	$1,722	$5,311	$3,462
Mortgage loans held for sale, net(1)	195,231	252,378	325,482	475,018	414,419
Mortgage loans held for investment, net	5,449,376	2,937,156	—	—	—
Mortgage servicing rights, net	10,088	5,097	400	—	—
Receivable from custodian	128,641	20,386	—	—	—
Securities available for sale	111,256	—	—	—	—
Securities held to maturity (fair value of $68,628)	68,425	—	—	—	—
Goodwill, net	39,995	39,995	39,995	39,995	39,995
Total assets	6,252,712	3,359,953	429,895	539,901	482,867
Liabilities:
Warehouse lines of credit	344,269	333,783	257,045	367,634	322,617
Aggregation credit facilities	118,685	869,429	—	—	—
Repurchase agreements	215,927	—	—	—	—
Loan funding payable	69,405	69,831	63,219	80,572	76,301
Note payable	—	—	36,720	36,720	44,655
Collateralized debt obligations	5,026,598	1,785,900	—	—	—
Junior subordinated debentures representing obligations for trust preferred securities	51,547	—	—	—	—
Total liabilities (excluding minority interest)	5,935,949	3,108,924	384,983	503,050	457,516
Shareholders’ equity (data from 2000-2003 reflects unit holders’ equity)	316,701	251,013	44,891	36,851	25,351
Other Data:
Purchase money originations	$4,792,722	$4,473,936	$3,944,744	$3,259,736	$2,747,563
Refinancing originations	1,649,373	1,149,298	1,975,290	1,761,113	1,316,848

Total originations(2),(3)	$6,442,095	$5,623,234	$5,920,034	$5,020,849	$4,064,411

Fixed-rate originations	$1,760,479	$1,157,606	$2,624,534	$2,002,177	$2,763,790
Adjustable-rate originations	4,681,616	4,465,628	3,295,500	3,018,672	1,300,621

Total originations(2),(3)	$6,442,095	$5,623,234	$5,920,034	$5,020,849	$4,064,411

(1)	Included within mortgage loans held for sale are construction-to-permanent loans of $30.6 million, $17.8 million, $25.3 million, $72.9 million and $21.6 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. All remaining loans fall within the category of Real estate-mortgage.

(2)	Included within mortgage loans held for investment are construction-to-permanent loans of $7.9 million and $41.7 million at December 31, 2005 and 2004, respectively. All remaining loans fall within the category of Real estate-mortgage.

(3)	Originations include the full amount of construction-to-permanent loans that have closed, regardless of the amount funded. Unfunded construction-to-permanent loan amounts included in originations were $52.6 million, $64.1 million, $92.0 million, $89.0 million, and $25.1 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following narrative represents discussion and analysis of the major trends affecting our results of operations and financial condition for the periods presented. This overview supplements and should be read in conjunction with the consolidated financial statements of HomeBanc Corp. and its subsidiaries and the notes thereto contained elsewhere in this Report. The following includes, for periods ended on or prior to December 31, 2003, a discussion of the financial condition and results of operations on a consolidated basis for HBMC Holdings, LLC, which, through its subsidiaries, conducted all of our operations and held all of our assets prior to our initial public offering and reorganization in July 2004. The following also includes, for periods ended after December 31, 2003 (including periods after our initial public offering and reorganization), a discussion of the financial condition and results of operations on a consolidated basis for HomeBanc Corp., as the successor to HBMC Holdings, LLC. Throughout this discussion, certain prior year amounts have been reclassified to conform to the current year presentation.

The nature of our reorganization, which is more fully described below, resulted in accounting treatment similar to a pooling of interests, and the consolidated financial statements of HomeBanc Corp. include the results of HomeBanc Corp.’s predecessor companies prior to HomeBanc Corp.’s reorganization and initial public offering in July 2004. Following our initial public offering and reorganization, we began to hold most of the adjustable-rate mortgage loans we originate rather than sell them. As a result of this change in business strategy, our revenue from gain on sale of mortgage loans declined as a result of holding mortgage loans for investment rather than sale, and our results of operations for 2004 were adversely affected by lower production volumes compared with 2003 and the higher expenses we incurred, including expenses related to being a public company.

Key Performance Highlights

	As of and for the Years Ended December 31,				As of and for the Years Ended December 31,
	2005	2004	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	2004	2003	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	(Dollars in thousands, except per share data)
Loan Originations:
Purchase money originations	$4,792,722	$4,473,936	$318,786	7.13%	$4,473,936	$3,944,744	$529,192	13.42%
Refinancing originations	1,649,373	1,149,298	500,075	43.51	1,149,298	1,975,290	(825,992)	(41.82)

Total originations	$6,442,095	$5,623,234	$818,861	14.56	$5,623,234	$5,920,034	$(296,800)	(5.01)

Adjustable-rate originations	$4,681,616	$4,465,628	$215,988	4.84	$4,465,628	$3,295,500	$1,170,128	35.51
Fixed-rate originations	1,760,479	1,157,606	602,873	52.08	1,157,606	2,624,534	(1,466,928)	(55.89)

Total originations	$6,442,095	$5,623,234	$818,861	14.56	$5,623,234	$5,920,034	$(296,800)	(5.01)

Total strategic marketing alliances at period end
Realtors	116	85	31	36.47	85	48	37	77.08
Builders	113	112	1	0.89	112	65	47	72.31
Originations directly resulting from strategic marketing alliances	$2,118,377	$1,603,448	$514,929	32.11	$1,603,448	$1,430,164	$173,284	12.12

Loans held for investment, net of allowance for loan losses	5,449,376	2,937,156	2,512,220	85.53	2,937,156	—	2,937,156	NA

Total revenues	116,870	57,452	59,418	103.42	57,452	101,989	(44,537)	(43.67)
Net interest income	68,689	17,853	50,836	284.75	17,853	11,528	6,325	54.87
Total expenses	140,368	124,062	(16,306)	(13.14)	124,062	88,600	(35,462)	(40.02)
Net (loss) income	(11,635)	(48,333)	36,698	75.93	(48,333)	7,711	(56,044)	(726.81)
Net (loss) income per diluted share	(0.21)	(1.99)	1.78	89.45	(1.99)	1.24	(3.23)	(260.48)
Estimated REIT taxable income	56,022	13,168	42,854	325.44	13,168	—	13,168	NA

Results for the three year period ended December 31, 2005 were significantly affected by: (1) the decision in 2004 to change the business model from one of selling substantially all of the mortgage loans that HBMC originates to one of retaining for investment a majority of the adjustable-rate mortgage loans originated; (2) funding our loans through CDOs; (3) the reorganization and conversion to a REIT in July 2004; and (4) the two public offerings of our common stock.

During 2005, we experienced record mortgage loan production volume, including record volume for our purchase money originations. We achieved this volume in a year where industry data from the MBA indicated that industry-wide originations were flat from 2004 to 2005. Industry growth in purchase money mortgages was offset by declining refinance activity during 2005 when compared with 2004. We believe that our ability to outpace origination growth rates experienced by the overall industry is due to our success in developing our SMAs with realtors and home builders and maintaining our focus on the purchase money mortgage market, which has historically exhibited more stability than the refinance market, as well as overall growth experienced in current and new markets, including three new stores opened in 2004.

During 2004, we began holding for investment a majority of the adjustable-rate loans that we originated, rather than selling them as we had done in the past. The result was a net loss in 2004 due to decreasing gain on sale as loans were retained as held for investment. The net loss narrowed significantly in 2005 as the loan aggregation strategy resulted in a growing loan portfolio and net interest income and total revenues. Our net loss was adversely impacted by an upward trend in total expenses due to additional costs incurred to support our future growth, including salaries and associate benefits, expenses of expanding strategic marketing alliances with realtors and home builders, technological investment to support higher production and sales volumes currently and in the future, and associate training and development programs.

For GAAP purposes, no gain on sale is recognized on loans sold by our taxable REIT subsidiary, HBMC, to HomeBanc Corp., which has elected to be taxed as a REIT. However, for tax purposes, loans sold to HomeBanc Corp. are sold at fair value resulting in a taxable gain on sale at HBMC. HBMC sold $3.7 billion and $2.9 billion of mortgage loans to HomeBanc Corp. during 2005 and the second half of 2004, respectively. As a REIT, HomeBanc Corp. is not consolidated with its taxable REIT subsidiaries for federal income tax purposes, and, generally, HomeBanc Corp. separately pays no federal income tax.

The following is a reconciliation of consolidated GAAP net loss to estimated REIT taxable income:

	Years Ended December 31,
	2005	2004
	(Dollars in thousands)
Consolidated GAAP net loss	$(11,635)	$(48,333)
Taxable loss of taxable REIT subsidiaries	68,011	47,334
Book/tax differences(2)	11,509	32,444
Income tax benefit	(11,863)	(18,277)

Estimated REIT taxable income(1)	$56,022	$13,168

(1)	We define REIT taxable income to be REIT taxable income calculated under the Code for purposes of the REIT distribution requirement. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from TRSs (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by TRSs), plus 90% of net after-tax income from foreclosure property. REIT taxable income is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that REIT taxable income is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net income (loss). REIT taxable income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc Corp. uses estimated REIT taxable income as the basis for establishing the amount of dividends payable to holders of its common stock.

(2)	Consists of various transactions and balances that are treated differently for GAAP and income tax purposes, including both permanent and temporary differences. Common differences include intercompany gains or losses on sale of loans from our taxable REIT subsidiary to HomeBanc Corp., which are excluded from income under Statement of Financial Accounting Standards (“SFAS”) No. 65, as amended, but are included in income for income tax purposes; the amortization of these gains and losses; and the creation of MSRs, which give rise to income under SFAS No. 140 but are excluded from income for income tax purposes.

Fourth Quarter Results

During the fourth quarter of 2005, we had net income of $0.3 million, or $0.01 per diluted share, compared to a net loss of $12.1 million, or $0.27 per diluted share, for the fourth quarter of 2004. The fourth quarter of 2005 represented the first quarter since the Offering that we were profitable.

The change in net income was driven by a number of factors, the most significant of which were:

•	an increase in net interest income to $22.0 million in the fourth quarter of 2005 from $9.4 million in the fourth quarter of 2004 driven by growth in interest income on a larger balance of mortgage loans held for investment and MBS during 2005;

•	a $37.9 million increase in interest expense to $58.7 million primarily due to a larger balance of CDOs used to fund our mortgage loans held for investment, which was partially offset by the impact of derivative financial instruments, including $2.9 million from dedesignated hedging relationships (see “Trends” below for further discussion);

•	a decrease in the provision for loan losses of $2.1 million in the fourth quarter of 2005 when compared with the year-earlier period as a result of changes in the estimates used in calculating the Allowance (see “—Financial Condition Discussion—Mortgage Loans Held for Investment, Net—Allowance for Loan Losses” for further discussion);

•	an increase in gain on sale of mortgage loans of $3.3 million in the fourth quarter of 2005 to $7.8 million from $4.5 million in the fourth quarter of 2004 driven by an increase in the sale of mortgage loans to third parties of $381.1 million to $774.6 million in 2005;

•	a $5.6 million increase in other revenue in the fourth quarter of 2005, $3.0 million of which arose from gains on derivative financial instruments not in designated hedging relationships, which were used to mitigate interest rate risk (see “Trends” below for further discussion);

•	a $3.2 million increase in the fourth quarter of 2005 in salaries and associate benefits, net, resulting from growth in the number of associates outside of the sales force to support our continued growth and transition to operating as a public company;

•	a $3.8 million increase in the fourth quarter of 2005 in other operating expense due to increases in consulting and professional services fees; and

•	a decreased income tax benefit of $2.7 million as the effective tax rate changed from (36.0)% in the fourth quarter of 2004 to (109.2)% in the fourth quarter of 2005 due to benefits arising from additional non-taxable income arising from the termination of certain derivative financial instruments and a change from previous estimates in the amount of certain permanent differences between GAAP and tax income; these were offset by a $9.8 million increase in the deferred tax asset valuation allowance necessary because growth in the amounts of certain assets available for use in tax planning strategies to generate taxable income was surpassed by growth in the net deferred tax asset (before consideration of any valuation allowance).

Trends

According to the February 7, 2006 Mortgage Finance Long-Term Forecast from the MBA, lenders in the United States originated more than $2.8 trillion in one-to-four family mortgage loans in both 2004 and 2005. The MBA data forecasts a total volume decline in 2006 to $2.2 trillion as refinancing activity is expected to experience a precipitous drop of 39% from 2005.

The Federal Reserve has increased the targeted federal funds rate interest rates 14 times from June 30, 2004 to January 31, 2006, for a total of 350 basis points. As a consequence, during 2004, the yield curve began to flatten, meaning there was little difference in long- and short-term interest rates. This trend continued throughout 2005, and one or more additional increases in the targeted federal funds rate may occur in 2006. The ultimate impact on HomeBanc was: (1) significantly higher prepayment speeds in 2005 compared to 2004 and (2) a shift in our product mix.

The significantly higher prepayment speeds resulted in a lower balance of mortgage loans held for investment and CDOs at December 31, 2005 than we believe we otherwise would have had. It also had the effect of lowering the required level of our Allowance and causing gains in the fair value of our derivative financial instruments used to hedge our debt. In accordance with GAAP, some of these gains were recorded in income.

As a further result of the increase in interest rates during 2005, the mix of our loan originations changed compared to prior years. Many existing and new borrowers moved from shorter-term mortgages (e.g., 1- and 6-month interest only ARMS and three-year hybrid ARMS) to longer-term mortgages (e.g., 5- and 7-year hybrid ARMs). As a result, there has been a substantial change in the composition of our mortgage loans held for investment portfolio at December 31, 2005 compared to December 31, 2004 with over half of the portfolio represented by loans with a five-year or longer fixed interest rate period. We expect this trend to continue for the foreseeable future.

In 2005, we developed a new mortgage loan product that includes lender or borrower paid PMI on the amount of the loan in excess of 80% of the appraised value of the property. In the event of a loss on one of these loans, PMI would pay us the difference between the actual unpaid principal balance at the date of chargeoff and 80% of the appraised value of the collateral as of the date the loan was originated. This effectively reduces our risk of loss due to borrower default to 80% of the appraised value of the loan’s collateral. As a result of this new mortgage loan product, the total dollars of principal loan originations for second-lien mortgages declined in 2005.

In the fourth quarter of 2005, in addition to retaining loans originated by HBMC, we began accumulating a portfolio of MBS that aggregated $179.7 million at December 31, 2005 to optimize the leveraging of our equity and to support the growth of our net interest income. This portfolio was funded through master repurchase agreements and is expected to grow to represent 10 to 15% of HomeBanc Corp.’s investment portfolio by December 31, 2006, depending on movements in interest rates and mortgage loan origination volume. Interest income from the portfolio was not significant during 2005 but is expected to grow in 2006 consistent with the growth throughout the year in the balance of the portfolio.

We utilize derivative financial instruments in an effort to mitigate interest rate risk, primarily to insulate our borrowing costs and yields on loans held for investment from interest rate changes. Some of our derivative financial instruments qualify and have been designated as cash flow hedges in accordance with SFAS No. 133. Other derivative financial instruments that we use either do not qualify or have not been designated in cash flow hedging relationships and are considered part of our trading portfolio. We do not use derivative financial instruments for speculative purposes, and while certain of these financial instruments are not in designated hedging relationships, they nevertheless serve to mitigate our exposure to interest rate risks. Management frequently assesses expectations about movements in market interest rates and the notional amount, type and duration of our derivative financial instruments to determine how successful those instruments are projected to be in mitigating our exposure to interest rate risk. Based on management’s assessment, we may change our portfolio of derivative financial instruments by adding new contracts, terminating existing contracts, using different types of derivative financial instruments, and designating, de-designating or re-designating contracts in qualifying hedging relationships. Our assessment, in part, is based on forecasted levels of debt expected to be outstanding at various dates in the future. Because principal of our CDOs is repaid as the mortgage loans held for investment securing those obligations are repaid, our outstanding debt may be more or less than we originally forecasted at various dates in the future. In a period when actual and/or expected prepayments on mortgage loans held for investment exceed expectations, the likelihood of the amount of forecasted debt, in future periods, falling below the notional value of derivative financial instruments designated in cash flow hedging relationships against that debt increases. If this situation occurs, it is no longer probable (meaning a significantly greater likelihood of occurrence than the phrase “more likely than not”) that all of the forecasted cash flows related to interest payments on the debt will occur, and ineffectiveness results. Ineffectiveness must be recognized immediately in earnings. The ineffectiveness may also be significant enough that, in accordance with SFAS No. 133, hedge accounting must be discontinued as to the affected hedging relationship from the last date the hedge was demonstrated to meet the effectiveness criteria. The related amounts included in accumulated other comprehensive income while the hedging relationship was effective are only released immediately into income if it is probable (again, meaning a significantly greater likelihood of occurrence than the phrase “more likely than not”) that the forecasted cash flows will not occur.

During the year ended December 31, 2005, mortgage loans held for investment prepaid at a constant prepayment rate (“CPR”) of 25%. This level of principal repayments diminished growth in the mortgage loans held for investment portfolio and also resulted in the accelerated repayment of our CDOs. As a result of the actual repayments of mortgage loans held for investment and the expected rate of repayments in the future, our CDOs forecasted to be outstanding at future dates were lower than previously forecasted. For certain periods in the future, the notional value of derivative financial instruments designated in cash flow hedging relationships is now expected to exceed the amount of CDOs forecasted to be outstanding. Correspondingly, the cash flows related to interest payments on these CDOs are no longer considered to be probable of occurrence. This resulted in a $2.9 million gain in 2005 arising from ineffectiveness on these derivative financial instruments, which gain is reflected in net interest income. It also became necessary to discontinue hedge accounting for interest rate swaps with a $125 million notional value because they no longer met effectiveness criteria. The amount in accumulated other comprehensive income pertaining to these interest rate swaps when they were effective hedges was $2.0 million. This amount was released from accumulated other comprehensive income into interest expense during the fourth quarter of 2005 as the forecasted transactions they were intended to hedge were deemed to be probable of not occurring.

As of December 31, 2005, we had interest rate swaps with an aggregate notional value of $1.9 billion structured as pay fixed rate/receive floating rate and other interest rate swaps with an aggregate notional value of $1.9 billion structured as receive fixed rate/pay floating rate. All of these interest rate swaps were entered into during 2005. They were utilized to mitigate interest rate risk but were not designated in hedging relationships. In accordance with SFAS No. 133, these derivative financial instruments are included in our trading portfolio, and their change in fair value, total losses of $14.2 million and total gains of $13.5 million are reflected in other revenue.

Beginning in the first quarter of 2006, we expect to begin selling a higher percentage of our adjustable-rate prime mortgage loans to unrelated third parties than we have since our IPO. We believe this strategy will enable us to more effectively narrow the difference between taxable income for GAAP and income tax purposes.

Revenues and Expenses

Prior to implementation of the adjustable-rate mortgage loan retention strategy and REIT formation in February of 2004, our revenue consisted primarily of:

•	gain on sale of mortgage loans, which is the difference between the price we receive on loan sales and the carrying cost of the loans, which is at the lower of cost or fair value on an aggregate basis. The cost of a loan includes: (1) the principal balance; (2) deferred direct loan costs, including sales associate commissions, appraisal fees and loan processing expense, less deferred loan origination and underwriting fees; and (3) the fair value of any IRLC;

•	net interest income, which is the difference between the interest income generated on mortgage loans held for sale and the interest expense related to financing those loans through our warehouse lines of credit facilities and repurchase facilities;

•	revenue from title and mortgage insurance ventures; and

•	other revenue from servicing activities.

Loan servicing involves a series of administrative functions performed with respect to loans sold servicing retained. These activities are governed by federal, state and local regulations, as well as the terms of the mortgage loan and the contractual servicing agreement between the servicer and the holder of the related mortgage loans. The servicer performs loan servicing functions in exchange for fees and other remuneration. Servicing functions typically include:

•	collecting and remitting loan payments;

•	responding to borrower inquiries;

•	accounting for principal and interest;

•	holding custodial (escrow impound) funds for payment of property taxes and insurance premiums;

•	counseling delinquent mortgagors; and

•	supervising foreclosures and property dispositions.

The servicer receives an annual servicing fee on each loan for performing these functions. The servicing fees are collected and paid from the monthly interest payments made by the mortgagors. Prior to December 2003, HBMC did not retain the servicing for any of the mortgage loans that it sold, except for construction-to-permanent mortgage loans, which HBMC serviced during the construction phase of the loan. In addition, HBMC generally has serviced loans that are the subject of securitized transactions through GSE-sponsored programs for up to 30 days after the loans are securitized. Commencing in December 2003, HBMC began retaining servicing for those loans that it found economically attractive to service, namely a portion of the nonconforming mortgage loans and a limited number of loans sold to Fannie Mae, and continued to service the construction-to-permanent loans during the construction phase. In 2004, we began to service the loans we hold for investment. During 2005, we implemented a new mortgage servicing platform and associated applications suitable for servicers of private mortgage-backed securitizations.

Our expenses consisted primarily of:

•	salaries, benefits and associated payroll costs;

•	marketing, promotion and advertising costs;

•	occupancy and equipment costs;

•	depreciation and amortization expense;

•	interest expense on debt other than debt used to finance mortgage loans; and

•	other operating costs, which include outsourcing costs incurred for mortgage loan post-closing services, professional services, and general and administrative functions.

As a result of implementing our REIT structure, our net interest income has increased due to the increased volume of loans held for investment. Our expenses have increased as a result of providing servicing functions on more loans, incurring additional interest expense to fund loans held for investment, investing in our strategic marketing alliances and incurring other expenses, including adding new associates and other costs of being a public company.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in the consolidated financial statements of HomeBanc Corp. and its predecessors. These financial statements have been prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect reported amounts. Changes in the estimates and assumptions could have a material effect on these financial statements. The accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition and require complex management judgment are described below.

Basis of Financial Statement Presentation and Principles of Consolidation.    The consolidated financial statements include the accounts of HomeBanc Corp. and our subsidiaries, including HBMC, Abetterwayhome Corp., HomeBanc Funding Corp., HomeBanc Funding Corp. II, HMB Acceptance Corp., Abetterwayhome Finance, LLC, Abetterwayhome Finance, LLC II and HomeBanc Title Partners. These subsidiaries are consolidated within the financial statements because we either wholly own or control each entity. On December 27, 2005, Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II were dissolved, and Abetterwayhome Corp. was merged into HBMC. Prior to this date, all of these entities had been wholly-owned subsidiaries. HomeBanc Mortgage Trust 2004-1, HomeBanc Mortgage Trust 2004-2, HomeBanc Mortgage Trust 2005-1, HomeBanc Mortgage Trust 2005-2, HomeBanc Mortgage Trust 2005-3, HomeBanc Mortgage Trust 2005-4 and HomeBanc Mortgage Trust 2005-5, which are consolidated under GAAP, are statutory trusts and exempt from taxation. All of our taxable REIT subsidiaries (“TRSs”) are consolidated with HomeBanc Corp. for financial reporting purposes but not for income tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation for financial reporting purposes. As required by FIN No. 46 (R), the consolidated financial statements also include the assets, liabilities and activities of our mortgage reinsurance captive subsidiaries managed and controlled by unaffiliated insurance companies, as variable interest entities for which HomeBanc is deemed to be the primary beneficiary.

Mortgage Loans Held for Sale.    Mortgage loans held for sale represent mortgage loans originated and held pending sale to investors. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Non-refundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Cost of Leases, the cost of mortgage loans held for sale includes the principal balance of the loans and any related deferred origination fees and costs and any adjustments arising from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Mortgage loans held for sale are carried at the lower of cost or fair value on an aggregate basis. Fair value is determined by credit quality and the interest rate of the mortgage relative to current interest rates. It is best measured by examining outstanding commitments from investors or current investor yield requirements. Generally speaking, the fair value of a mortgage loan will increase when current interest rates are lower than the interest rate of the loan and decrease when current interest rates are higher than the rate of the loan.

Any aggregate net unrealized losses are recognized through a valuation allowance established by charges to current operations. Gains or losses on sales are recognized at the settlement date and are based upon the difference between the sales proceeds and the carrying value of the loan sold.

Mortgage Loans Held for Investment.    We retain in our portfolio most of the adjustable-rate prime mortgage loans that we originate and that meet our investment criteria and portfolio requirements.

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

Allowance for Loan Losses.    We began to maintain the Allowance on loans held for investment as mortgage loans held for investment were first accumulated during the first quarter of 2004. Interest accrual is discontinued on mortgage loans at the time the mortgage loan is 90 days past due. Past due status is based on contractual terms of the loan. A loan may be placed on nonaccrual status at an earlier date, pending the sale of any collateral or a determination as to whether sources of repayment exist, when reasonable doubt exists as to the repayment of a loan in accordance with the agreed terms and the ultimate collection of principal or interest. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient to ultimately reduce or satisfy the obligation. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual status or charged off continues to be reversed against interest income in the current period. The interest on these loans is recognized as cash is received, until the loan qualifies for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Our historical operations have had an insignificant amount of loan losses due to default or non-performance on the loans, primarily because mortgage loans were sold soon after being originated. As we increase the portfolio of loans held for investment, additional provisions for loan losses will be recorded to increase the Allowance. The Allowance is based upon management’s estimates and judgments of various factors affecting the risk of loss in the mortgage loan portfolio, including current economic conditions, anticipated prepayment rates, loan-to-value ratios, delinquency status, historical credit losses and private mortgage insurance, among other factors. The Allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off. Since we began holding mortgage loans for investment we have experienced $128,000 in charge offs, net of recoveries. Determining the Allowance is subjective in nature due to the estimates and judgments required and the potential for changes due to changing economic and market conditions, interest rates and consumer behaviors. See “—Financial Condition Discussion—Mortgage Loans Held for Investment, Net—Allowance for Loan Losses” for a discussion of the impact of changes in the estimates used in calculating the Allowance and the resulting impact on our financial condition and results of operations.

Investment Securities.    We hold mortgage-backed securities in our investment portfolio that meet our portfolio and investment guidelines. Investment securities may be classified as held to maturity, trading or available for sale in accordance with management’s intent regarding the securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, securities are classified as:

•	Held to maturity if management has the positive intent and ability to hold them to maturity. These securities are carried as cost, adjusted for the amortization of premium and accretion of discount.

•	Trading if the securities are principally held for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses included in the income statement.

•	Available for sale if the securities are not classified as held to maturity or trading. These securities are carried at fair value, with net unrealized gains and losses reported as a component of accumulated other comprehensive income.

Fair value is based primarily upon third party quotations, which are subject to significant variability based on market conditions, including interest rates and spreads. Changes in market conditions, primarily mortgage interest rates, could result in a significant increase or decrease in the fair value of our investments.

We also assess whether unrealized losses on investment securities, if any, reflect a decline in fair value which is other than temporary, and, in such cases, the impaired security is written down to its fair value through earnings. Significant judgments are required in this analysis, including: (1) our ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to or beyond the cost of the investment; and (2) how far into the future a recovery of fair value is expected. Realized gains and losses attributable to each security sold are included in other income and expense using the specific identification method.

Interest income on investment securities is recognized using the assumed effective yield based upon a number of assumptions that are subject to uncertainties and contingencies. These assumptions include the expected maturity date of the security and the rate and timing of principal and interest receipts, which may be subject to prepayments, redemptions, calls, delinquencies and defaults. Premiums and discounts associated with the purchase of the investment securities are amortized/accreted into interest income over the estimated lives of the securities using the interest method. These uncertainties and contingencies are difficult to predict and are subject to future events and economic and market conditions, which may alter the assumptions.

Accounting for Transfers and Servicing of Financial Assets.    We periodically securitize mortgage loans by transferring mortgage loans that are retained to securitization vehicles, which issue securities to investors. The securities are collateralized by mortgage loans originated by us. We generally retain interests, including subordinated tranches, in all or some of these securities. We service loans, through HBMC, originated by HBMC and securitized by HomeBanc Corp. through statutory trusts.

We also sell loans to Fannie Mae and other GSEs for securitization. These transactions typically result in sale treatment. Certain of the securitization agreements may require us to repurchase loans that are found to have legal deficiencies subsequent to the date of transfer.

We sell mortgage loans, including those securitized through participation in programs offered by GSEs, on either a servicing-retained or servicing-released basis. Loans sold on a servicing-retained basis result in mortgage servicing rights (“MSRs”). In connection with the sale of mortgage loans, a portion of the cost of originating each loan is allocated to the MSRs based on their relative fair values. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as prepayment speeds, the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, and default rates and losses. Prepayment speeds are the most sensitive of the assumptions, and they are, in turn, affected by mortgage interest rates. At December 31, 2005, an immediate 50 and 100 basis point decline in mortgage interest rates would result in a decrease in fair value of MSRs of $1.8 million and $3.5 million, respectively, while a 50 and 100 basis point increase in mortgage interest rates would result in an increase in fair value of MSRs of $0.4 million and $1.2 million, respectively.

We periodically evaluate MSRs for impairment based upon their fair value as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance is recorded as an increase to income. Impairment of $0.8 million was recorded during 2005 while no impairment charge was recognized in 2004.

We account for transfers of financial assets, whether in the form of a securitization transaction or a sale transaction, as sales for financial reporting purposes when we surrender control over the assets. We have surrendered control over the transferred assets when: the assets have been isolated from us; we give the transferee the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets; and we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. We treat transfers of financial assets not meeting the sale criteria as secured borrowings. Tax treatment for transfers of financial assets is based on the facts and circumstances of each transaction but does not necessarily match the treatment applied for financial reporting purposes.

The securitizations of mortgage loans held for investment completed by HomeBanc Corp. have been structured as secured borrowings for GAAP purposes and for federal income tax purposes to maintain REIT status. Our strategy of retaining on the balance sheet certain mortgage loans held for investment and including them in the securitization pools reduces the number of loans sold. HBMC may, in the future, use securitizations to recognize gain on sale income.

Goodwill.    Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from an entity’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually using the present value of discounted cash flows. Our only reporting unit with goodwill recorded is HBMC. Our calculation of cash flows begins with an estimation for several trend scenarios in net earnings, taking into account anticipated effective tax rates, over the next 10 years, including forecasted, high performance, low performance and worst-case trends. A terminal value, based on estimated earnings multiples, is added to each scenario at the end of 10 years to determine total cash flows. A discount factor, approximating a risk-free rate of interest, is then applied to each cash flow scenario to determine the present value. The present value of each scenario is then weighted based on the probability of occurrence as assessed by management. The resulting weighted average present value is compared to the recorded equity of the reporting unit. As long as the weighted average present value is greater, there is no impairment to goodwill. In the annual assessment for 2005, there was no indicated impairment to goodwill.

While we believe all assumptions utilized in our assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, earnings multiples and the risk-free rate of interest could all cause different results for the calculation of the present value of future cash flows. The most sensitive of these assumptions is future earnings. Based on the 2005 assessment for impairment, a 10% decline in the amount of future earnings under each of the trend scenarios discussed above would result in a weighted average present value in excess of the recorded equity and no impairment to goodwill.

Valuation Allowances for Deferred Tax Assets.    Deferred tax assets arise from timing differences (i.e., amounts that must be recognized as income or deducted as expenses at different times for GAAP and tax purposes) as well as from benefits recorded from net operating loss carryforwards (i.e., amounts representing losses for tax purposes that may be utilized in future years to offset taxable income). A net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards:

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

Evidence available about each of those possible sources of taxable income will vary for different tax jurisdictions and, possibly, from year to year. To the extent evidence about one or more sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Consideration of each source is required, however, to determine the amount of the valuation allowance that is recognized for deferred tax assets. After consideration of the available evidence, a valuation allowance, if warranted, is established to reduce the deferred tax asset to the amount that is more likely than not to be realized. Management concluded that a valuation allowance of $13.2 million was warranted at December 31, 2005 and that no valuation allowance was warranted at December 31, 2004. This conclusion was based on a combination of expectations about future taxable income and tax planning strategies that management could invoke to generate taxable income.

While management believes its expectations about future taxable income and tax planning strategies are reasonable and appropriate, a different valuation allowance requirement may result if these expectations are not realized. The most sensitive expectations are in regard to: (1) the amount of future taxable income or loss and (2) assets, including investment securities, loans held for sale and loans held for investment, and the pipeline of mortgage loan applications that will ultimately result in newly originated loans. These assets could be sold, if necessary, to generate taxable income to prevent net operating loss carryforwards from expiring unused. Future taxable income in excess of expectations will tend to provide greater evidence for the ultimate realization of the net deferred tax asset and reduce the need for a valuation allowance. Taxable income less than expectations will tend to have the opposite effect. Similarly, as the balances of assets that could be sold to generate taxable income grow, they will generally tend to provide greater evidence for the ultimate realization of the net deferred tax asset and reduce the need for a valuation allowance. Decreases in those balances will tend to have the opposite effect. Fluctuations in the balances of these assets from period to period may cause significant fluctuations in the required valuation allowance.

Accounting for Stock-based Compensation.    We account for stock-based compensation based upon a fair value method as required by SFAS No. 123, Accounting for Stock-based Compensation. Under the fair value method, compensation cost, including the cost for restricted stock units (“RSUs”) is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock appreciation rights (“SARs”) fair value is determined using an option-pricing model that takes into account certain assumptions, including the exercise price, which is the stock price at the grant date, the expected life of the grant, the volatility of the underlying stock, the expected dividends on the stock and the risk-free interest rate over the expected life of the grant. The fair value of a SAR estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, the life of the grant, dividends on the stock or the risk-free interest rate. As permitted by SFAS No. 123, forfeitures have historically been recognized as incurred.

Generally, changes in the assumptions will have the following impact on the fair value of SAR awards:

Assumption	Impact on Fair Value
Exercise price:
Increased price	Lower fair value
Decreased price	Higher fair value
Expected life of grant:
Increased life	Higher fair value
Decreased life	Lower fair value
Volatility of underlying stock:
Increased volatility	Higher fair value
Decreased volatility	Lower fair value
Expected dividends:
Higher dividends	Lower fair value
Lower dividends	Higher fair value
Risk-free interest rate:
Higher rate	Lower fair value
Lower rate	Higher fair value

Reserves for Contingencies.    We maintain a reserve for losses that may arise in connection with the representations and warranties we provide to the buyers of its mortgage loans regarding, among other things, compliance with laws and regulations, loan conformity with the ultimate purchasers’ underwriting standards and the accuracy of information. In the event of a breach of these representations or warranties or in the event of an early payment default, we may be required to repurchase the loans and/or indemnify the purchaser for damages caused by that breach. Such reserves are estimated based on historical losses adjusted for current trends and information.

The nature of our business requires compliance with various state and federal lending laws and exposes us to a variety of legal proceedings and matters in the ordinary course of business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. We are also subject to legal proceedings from time to time related to employee and employment issues. While the outcomes of matters such as these are inherently uncertain and difficult to predict, we accrue for identified losses that are, in our judgment, probable and reasonably estimable.

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

See “—Recent Accounting Developments” for a discussion of certain changes in GAAP.

We have discussed the development and selection of these critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our disclosures relating to them in this Management’s Discussion and Analysis.

Financial Condition Discussion

	Balance at December 31,
Balance Sheet Component	2005	2004	$ Change	% Change
	(Dollars in thousands)
Cash	$41,505	$12,232	$29,273	239.3%
Restricted cash	4,405	6,877	(2,472)	(35.9)
Mortgage loans held for sale, net	195,231	252,378	(57,147)	(22.6)
Mortgage loans held for investment, net	5,449,376	2,937,156	2,512,220	85.5
Mortgage servicing rights, net	10,088	5,097	4,991	97.9
Receivable from custodian	128,641	20,386	108,255	531.0
Securities available for sale	111,256	—	111,256	N/A
Securities held to maturity	68,425	—	68,425	N/A
Accrued interest receivable	18,284	6,021	12,263	203.7
Premises and equipment, net	41,672	33,025	8,647	26.2
Deferred tax asset, net	23,762	11,973	11,789	98.5
Other assets	120,072	34,813	85,259	244.9
Warehouse lines of credit	344,269	333,783	10,486	3.1
Aggregation credit facilities	118,685	869,429	(750,744)	(86.3)
Repurchase agreements	215,927	—	215,927	N/A
Loan funding payable	69,405	69,831	(426)	(0.6)
Accrued interest payable	6,039	3,385	2,654	78.4
Other liabilities	103,479	46,596	56,883	122.1
Collateralized debt obligations	5,026,598	1,785,900	3,240,698	181.5
Junior subordinated debentures representing obligations for trust preferred securities	51,547	—	51,547	N/A
Shareholders’ equity	316,701	251,013	65,688	26.2

The following discussion should be read in conjunction with the table above:

Cash

Cash increased from December 31, 2004 to December 31, 2005 because the increase in our borrowings, the net proceeds received from our second equity offering and proceeds from the issuance of trust preferred securities by HomeBanc Capital Trust I (“Capital Trust I”) exceeded the cash requirements for growth in mortgage loans held for investment and our operating activities in the current period. Details regarding changes in cash balances are provided in HomeBanc Corp.’s consolidated statement of cash flows.

Restricted Cash

Restricted cash decreased due to the reduction in swap collateral requirements associated with outstanding derivative financial instruments.

Mortgage Loans Held for Sale, Net

Mortgage loans we have originated but do not intend to hold for the foreseeable future are classified as “mortgage loans held for sale.” Mortgage loans held for sale represent mortgage loans originated and held pending sale to permanent investors and are carried at the lower of cost or fair value on an aggregate basis. We use warehouse lines of credit, repurchase agreements, loan aggregation facilities and other sources of borrowings to finance our mortgage loans held for sale. Fluctuations in mortgage loans held for sale, warehouse lines of credit and loan funding payable are dependent on loan production seasonality, as well as our investors’ ability to purchase mortgage loans on a timely basis.

Mortgage Loans Held for Investment, Net

Mortgage loans we have originated and transferred to the REIT are classified as “mortgage loans held for investment.” Mortgage loans held for investment represent mortgage loans that we intend to hold for the foreseeable future and are carried at cost, less the Allowance inherent in the portfolio along with the net unamortized deferred loan origination costs, including loan officer commissions, and fees. The substantial majority of the mortgage loans held for investment balance represents either loans serving as collateral for CDOs resulting from securitization transactions, or loans being aggregated for future securitization transactions. Fluctuations in mortgage loans held for investment are dependent upon loan production seasonality, scheduled loan principal repayments and prepayments, loan charge-offs and our ability to securitize mortgage loans at HomeBanc Corp. Mortgage loans held for investment grew significantly from December 31, 2004 to December 31, 2005 as we continued to execute our business strategy of retaining for investment a majority of the prime quality adjustable-rate loans that we originate. Overall growth in mortgage loans held for investment was somewhat diminished as a result of an acceleration in loan prepayments during 2005, which peaked at a CPR of 29% for the third quarter of 2005 and averaged 25% for the full year, which was largely driven by higher prepayments in the portions of the portfolio that reprice more frequently. The acceleration in prepayment speeds was driven by customers seeking to fix the interest rate of their mortgage loans for a longer period of time through hybrid ARMS and other products as a result of the rising interest rate environment.

Allowance for Loan Losses

The Allowance represents our assessment and estimate of the risks associated with extending mortgage credit and our evaluation of the quality of our loans held for investment. We analyze our loans held for investment to determine the adequacy of the Allowance and the appropriate provision required to maintain this reserve at a level we believe will be adequate to absorb anticipated loan losses. We began to retain certain loans during 2004, which we have classified as “mortgage loans held for investment” in our balance sheet as of December 31, 2005 and December 31, 2004. Our evaluation of the adequacy of the Allowance is based on an assessment of the risks of mortgage loans held for investment. In assessing the adequacy of the Allowance, we review the size, quality and risk of the mortgage loans held for investment. We also consider factors, including our historical loan loss experience of similar types of loans, the amount of past due and nonperforming loans, specific known risks, the value of the collateral securing the loans, current and anticipated economic and interest rate conditions, relevant industry data and other factors that affect the Allowance. Evaluation of these factors involves subjective estimates and judgments that are inherently uncertain and may change. A rapidly rising interest rate environment could have a material adverse affect on certain borrowers’ ability to repay their loans, especially in the case of adjustable-rate loans. Changes in economic conditions and interest rates could materially affect our evaluation of the Allowance and require additional provision to be made for loan losses.

The Allowance methodology we historically utilized initially involved a calculation based on the original balance of loans that were transferred into the portfolio. Integral to the calculation was the use of a scorecard, on a loan-by-loan basis, giving consideration to the borrower’s FICO score, the CLTV and a loss expectation utilizing the Moody’s 10-year loss curve assuming an average loan life of 5.5 years. The actual calculation of the loan loss provision began by multiplying the balance of loans transferred into the portfolio by a probability of default (“PD”) factor and a loss severity (“LGD”) factor, adjusted for PMI. This product was then multiplied by a loss curve adjustment (“LCA”) to obtain the monthly provision expense to record. The data sources were as follows:

•	PD = loss grids based on CLTV and FICO;

•	LGD = estimated based on existence of PMI (30% loss severity for loans without PMI; 5% loss severity for loans with borrower paid PMI; and for loans with lender paid PMI, 5% loss severity plus the difference in the percentage in coverage between lender paid PMI and borrower paid PMI, which difference varied by LTV and FICO score); and

•	LCA = average life of loans adjusted to Moody’s 10 year loss curve.

Management then assessed the results of the calculations above for reasonableness and made any adjustments it believed, based on available information, were necessary to properly state the provision for loan losses and the resulting Allowance at the end of each reporting period. Using this methodology, through September 30, 2005, we recorded an Allowance of $4.55 million, net of actual sustained losses of $130,000 since the portfolio of mortgage loans was first established.

During the fourth quarter of 2005, we finalized an intensive review of the Allowance methodology. The focus was on validating and updating, as required by the SEC and GAAP, the estimates used in the calculation. We also assessed the impact that growing 2005 portfolio prepayments have had on the estimated losses.

An outside vendor was used to obtain industry data for a “prime” portfolio from the MBA to better assess the estimations in light of relevant industry data. The data was obtained from the vendor’s database consisting of 42 million prime loans from all of the top originators, servicers, Agencies and MI companies. Information on migration patterns or “roll rates” of loans in the portfolio was also obtained from the MBA data (i.e., what percentage of loans that are current will become 30 days past due; what percentage of loans 30 days past due will become 60 days past due; what percentage of loans 60 days past due will become 90 days past due; this trend is extended out to 120 days past due, 150 days past due, 180 days past due, foreclosure and then into real estate owned).

In October 2005, testing and data validation was completed on software that HBMC, which services the loans it sells to HomeBanc, utilizes to, among other things, forecast prepayment speeds for HomeBanc’s loans held for investment portfolio. While management was aware that prepayment speeds on the portfolio had significantly increased during 2005, and especially during the third quarter, the software suggested that prepayments for the fourth quarter and beyond would be higher than previously forecasted and that the average life of loans in the portfolio would only be 3.0 years as compared to the previous estimate of 5.5 years discussed above. The predictions for the fourth quarter of 2005 were much closer to the actual experience for the quarter.

In connection with its efforts to comply with the SEC’s newly adopted Regulation AB, HBMC began to compile static pool data. An analysis by pool (i.e., individual HomeBanc securitizations completed since the IPO) was performed as of December 31, 2005. The static pool analysis demonstrated that cumulative prepayment rates have been significantly higher than what was indicated by the 5.5 year loan life originally estimated. It also demonstrated that delinquency statistics, another indicator of loss, were favorable.

A decline in the average loan life has a direct impact on the expected probability of default and loss severity since loans become less likely to go through the complete credit cycle, including the peak of the default cycle. Consequently, the required Allowance is also decreased. By way of example, the 2004-1 pools are entering the portion of the typical loan life where the initial deterioration of the credit quality usually begins, and as of December 31, 2005, just over 50% of the original balance remains outstanding. This suggests that a significant portion of those pools will not experience the same loss severity that would have been experienced absent the prepayments.

Our conclusion was that with the availability of more industry data, developing portfolio trends (especially in prepayment speeds) and the ability to accumulate more information on our portfolio (through the static pool analysis), it was appropriate to make changes in three broad areas to best estimate the required level of the Allowance:

•	the final determination of the level of the Allowance should be based on an analysis of the portfolio based on balances and credit-related factors at period-end rather than being based on the loan balances at the time they are transferred to the portfolio;

•	periodic forecasting of prepayment activity should be more specifically factored in; and

•	actual delinquency trends should be accumulated and compared to industry data.

To accomplish these changes, some minor changes were necessary to the basic formula (i.e., Allowance = loan balance x PD x LGD) as described below:

•	the formula was applied to the entire outstanding balance at period-end;

•	PD = probability of a borrower going to default over the life of the loan and is based on historical delinquency roll rate trends and prepayment rates; and

•	LGD = loss amount based on CLTV.

In addition, we determined that the LCA was inherently included in the revised PD reflected above, and as a result, it was not necessary to include a separate factor in the calculation for the LCA.

Utilizing the new estimates, the required Allowance was determined to be $3.7 million as of December 31, 2005. As a result, we recorded a negative provision expense of $863,000 for the fourth quarter of 2005. During the fourth quarter, we also calculated the Allowance using the previous methodology and estimates; had they been used, the provision would have been approximately $400,000 for the fourth quarter, or approximately $1.3 million more than the actual recorded provision utilizing the revised estimates.

As recorded, the Allowance at December 31, 2005 was 6.8 basis points of our total mortgage loans held for investment, compared to 9.8 basis points at December 31, 2004.

The changes in the Allowance for the years ended December 31, 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004
	(Dollars in thousands)
Beginning balance	$2,870	$—
Loans charged off, real estate mortgage	(134)	—
Recoveries of loans previously charged off, real estate mortgage	6	—

Net charge offs	(128)	—
Provision for losses on loans	949	2,870

Ending balance	$3,691	$2,870

An allocation of the Allowance by loan type follows:

Allocation of the Allowance for Loan Losses

	As of December 31,
	2005		2004
Loan Type	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Real estate mortgage	$3,686	99.9%	$2,824	98.4%
Construction-to-permanent	5	0.1%	46	1.6%

Total	$3,691	100.0%	$2,870	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned. Nonperforming assets related to loans held for investment at December 31, 2005 and December 31, 2004 are summarized as follows (dollars in thousands):

	As of December 31,
	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$13,316	$3,889
Restructured loans	—	—

Total nonperforming loans	$13,316	$3,889
Real estate owned	1,000	—

Total nonperforming assets	$14,316	$3,889

Total nonperforming assets increased from period-to-period largely as a result of the seasoning of the loan portfolio. Total nonperforming assets relative to total loans held for investment increased from 0.13% at December 31, 2004 to 0.26% at December 31, 2005, respectively.

Mortgage Servicing Rights, Net

The increase in the balance of MSRs was due to the fact that the capitalization of mortgage servicing rights related to loans sold on a servicing-retained basis during 2005 of $8.4 million exceeded amortization expense of $2.6 million and a valuation allowance for impairment of $0.8 million, which resulted primarily from the current interest rate environment that caused an increase in both current and anticipated prepayment speeds.

Receivable from Custodian

Receivable from custodian represents amounts held by the custodians of the trust entities organized to facilitate securitization activity relating to the interests of holders of our CDOs, including the interests of the Company in subordinated tranches retained, in payments received from borrowers of the underlying loans. As the balance of our securitized assets grows, we expect the receivable from custodian balance to also grow. The increased balance was, therefore, the result of the five securitizations completed during 2005.

Securities Available for Sale and Held to Maturity

During the fourth quarter of 2005, we initiated an investment strategy of purchasing MBS. Some of these securities were classified as available for sale to facilitate any potential equity contributions from HomeBanc Corp. to HBMC while the remaining securities were classified as held to maturity.

Accrued Interest Receivable

Accrued interest receivable has increased as a result of growth in mortgage loans held for investment.

Premises and Equipment, Net

The increase in premises and equipment was primarily the result of capitalized costs related to investments in HomeBanc Way II, a new comprehensive software system designed to increase productivity and improve customer service.

Deferred Tax Asset, Net

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

We recorded net deferred tax assets of $23.8 million and $12.0 million related to net operating losses arising at HBMC and other timing differences during 2005 and 2004, respectively. Included in the net deferred tax asset at December 31, 2005 is a valuation allowance of $13.2 million. There was no valuation allowance at December 31, 2004. We presently believe that we have the ability to execute tax planning strategies and generate taxable income in the future at our taxable REIT subsidiary sufficient to realize the benefit of the net deferred tax asset at December 31, 2005.

Other Assets

The increase in other assets was primarily associated with securitization and derivative financial instrument-related activity. We capitalized $13.3 million in deferred financing fees incurred in connection with the five securitization transactions completed during the year ended December 31, 2005. Total deferred financing fees in association with all securitization activity, after amortization, increased by $7.1 million from December 31, 2004 to December 31, 2005.

The value of derivative financial instruments designated in cash flow hedging relationships of the anticipated interest payments on collateralized borrowings that were in an asset position increased $46.4 million from December 31, 2004, including $6.9 million in premiums paid for interest rate caps during the year ended December 31, 2005. The value of derivative financial instruments in an asset position not designated in hedging relationships and therefore classified as trading as of December 31, 2005 increased by $13.8 million from December 31, 2004.

Other significant changes in other asset components were a $2.0 million increase in real estate owned, a $1.5 million increase in cash surrender value of life insurance associated with our deferred compensation plan and a $6.0 million increase in escrow advances receivable for payments made by us on behalf of borrowers.

Accrued Interest Payable

Accrued interest payable has increased as a result of growth in CDOs.

Other Liabilities

The increase from year-to-year was due primarily to $25.7 million in margin collateral received from our derivative financial instrument counterparties, a $14.7 million decrease in the value of derivative financial instruments not designated as cash flow hedges in a liability position, an $8.0 million increase in dividends payable to shareholders, a $6.0 million increase in reclassifications from cash related to outstanding checks, a $1.3 million increase in the deferred compensation liability, a $1.1 million increase in accrued bonuses, and a $1.0 million increase in the contingent loss reserve.

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

We use aggregation credit facilities to finance our mortgage loans held for investment until such time as we are able to securitize these loans. The aggregation credit facilities decreased and CDOs increased from December 31, 2004 to December 31, 2005 as a result of the five securitizations that took place during the 2005, representing approximately $4.4 billion in new borrowings. The balance of our aggregation credit facilities may fluctuate from period to period depending on the timing of our securitization transactions. The five securitization transactions completed during 2005 were accounted for as secured borrowings with the substantial majority of the debt instruments issued to third party investors.

During the fourth quarter of 2005, we purchased MBS, which were financed through the use of repurchase agreements. It is not our intent to use these repurchase agreements as a line of credit to purchase more securities in the future. As such, the balance will decrease over time as the underlying MBS pay down.

Junior Subordinated Debentures Representing Obligations for Trust Preferred Securities

During the second quarter of 2005, we formed Capital Trust I to facilitate the issuance of the trust preferred securities to a third-party investor in a private placement. We issued $51.5 million in Junior Subordinated Debentures (the “Debentures”) to the Trust, which in turn issued $50.0 million in trust preferred securities to a third party investor and $1.5 million in common securities to us.

Shareholders’ Equity

We completed a second public offering of 10,925,000 shares of HomeBanc common stock during the first quarter of 2005. The net proceeds received by us increased equity by $93.0 million. The net loss recognized during the twelve months ended December 31, 2005 of $11.6 million, the $53.7 million in dividends declared, and the $0.07 million in treasury stock decreased our shareholders’ equity. The impact of these decreases was offset by a $37.4 million increase in accumulated other comprehensive income, comprised of $37.7 million which related to derivative financial instruments designated in cash flow hedging relationships, offset by a $0.25 million impact related to a decrease in the fair value of available for sale securities. Also contributing to the growth in shareholders’ equity is a $2.3 million increase in certain stock-based compensation extended to associates. Unearned compensation, representing a deduction from equity, increased during the current year by $1.5 million. This balance represents the unvested portion of shares purchased for our loan officers under the Sales Equity Plan. Details regarding changes in shareholders’ equity balances are provided in HomeBanc Corp.’s consolidated statement of changes in shareholders’ equity.

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

Consolidated Earnings Analysis

The following table shows selected categories of our results of operations expressed as percentages of total revenues:

	Years Ended December 31,
	2005	2004	2003
Revenues:
Net interest income after provision for loan losses	58.0%	26.1%	11.3%
Net gain on sale of mortgage loans	32.7	66.6	87.8
Other revenue	9.3	7.3	0.9

Total revenues	100.0%	100.0%	100.0%

Expenses:
Salaries and associate benefits, net	53.8%	93.1%	39.6%
Marketing and promotions	24.0	42.3	16.6
Occupancy and equipment expense	13.1	35.2	12.5
Other expenses	29.2	45.3	18.1

Total expenses	120.1%	215.9%	86.9%

(Loss) income before income taxes	(20.1)%	(115.9)%	13.1%
Income tax (benefit) expense	(10.2)	(31.8)	5.6

Net (loss) income	(10.0)%	(84.1)%	7.6%

Percentages are rounded.

Revenues

	Years Ended December 31,				Years Ended December 31,
Revenue Component	2005	2004	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	2004	2003	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	(Dollars in thousands)
Net interest income	$68,689	$17,853	$50,836	284.75%	$17,853	$11,528	$6,325	54.87%
Provision for loan losses	949	2,870	1,921	66.93	2,870	—	(2,870)	NA
Net gain on sale of mortgage loans	38,262	38,276	(14)	(0.04)	38,276	89,516	(51,240)	(57.24)
Other revenue	10,868	4,193	6,675	159.19	4,193	945	3,248	343.70

Total revenues	$116,870	$57,452	$59,418	103.42	$57,452	$101,989	$(44,537)	(43.67)

The decline in total revenues in 2004 was driven by the decline in gain on sales of mortgage loans, which was partially offset by an increase in net interest income. As net interest income continued to grow through the continued growth in our portfolio of loans held for investment in 2005, total revenues rose to a level exceeding the amount realized during 2003.

Net Interest Income.    The increases during 2005 and 2004 were a result of the decision to aggregate and retain, rather than sell, a majority of adjustable-rate mortgage loan originations resulting in growth in the average loan balance, as depicted in the tables below.

The tables below summarize the changes in net interest income for 2005, 2004 and 2003:

Yields Earned on Mortgage Loans and

Rates on Borrowings to Finance Mortgage Loans

	Years Ended December 31,
	(Dollars in thousands)
	2005			2004			2003
	Average Balance	Revenue/ (Expense)	Rate/ Yield	Average Balance	Revenue/ (Expense)	Rate/ Yield	Average Balance	Revenue/ (Expense)	Rate/ Yield
Mortgage loans	$4,630,304	$248,908	5.38%	$1,931,166	$66,630	3.45%	$533,100	$27,358	5.13%
Borrowings to finance mortgage loans	4,446,517	(179,223)	(4.03)	1,515,196	(44,635)	(2.95)	475,100	(15,830)	(3.33)
Impact of derivative financial instruments		(996)	(0.02)		(4,142)	(0.27)		—	—

Net interest margin		$68,689	1.48		$17,853	0.92		$11,528	2.16

As discussed above, as a result of the change in our business strategy, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. Estimated REIT taxable net interest income was $73.1 million and $17.4 million during 2005 and 2004, respectively. The following table provides a reconciliation of consolidated GAAP net interest income to estimated REIT taxable net interest income for the years ended December 31, (dollars in thousands):

	2005	2004
Loans held for investment net interest income	$61,452	$15,429
Loans held for sale net interest income	7,237	2,424

Consolidated GAAP net interest income	68,689	17,853
Intercompany interest between REIT and TRS	11,661	2,007
Loans held for sale net interest income	(7,237)	(2,424)

REIT taxable net interest income(1)	$73,113	$17,436

(1)	REIT taxable net interest income is a non-GAAP financial measure. Management believes that REIT taxable net interest income is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net interest income. REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. Estimated REIT taxable net interest income represents the largest revenue component to estimated REIT taxable income, which HomeBanc Corp. uses as the basis for establishing the amount of dividends payable to holders of its common stock.

Provision for Loan Losses.    The provision decreased from 2004 to 2005 as a result of changes in estimates related to the Allowance, which are more fully explained under—“Financial Condition Discussion—Allowance for Loan Losses.” Because HomeBanc only began retaining loans during 2004, no provision for loan losses was recorded during 2003.

Net Gain on Sale of Mortgage Loans.    Net gain on sale of mortgage loans remained consistent from 2004 to 2005 after decreasing substantially from 2003 to 2004. The decrease from 2003 to 2004 was directly attributable to management’s change in strategy from loan liquidation to loan aggregation. HomeBanc sold substantially fewer loans in 2004 than in 2003 because loans that would have been sold under the previous strategy were retained as held for investment loans. Gain on sale of mortgage loans held for sale was 142 basis points on sales volume of $2.7 billion in 2005 compared with 147 basis points on sales volume of $2.6 billion in 2004 and 153 basis points on sales volume of $5.9 billion during 2003.

Other Revenue.    Changes in the balance of other revenue were primarily attributable to the following:

•	Mortgage servicing income, net, decreased to $0.2 million in 2005 compared to $1.9 million in 2004 as a result of $3.4 million in MSR amortization and impairment charges. The $1.9 million in 2004 compares to a zero balance in 2003 since we initiated our loan servicing activities in 2004. As of December 31, 2005, we acted as servicer on behalf of others of approximately $1.0 billion of mortgage loans, compared to $565.7 million at December 31, 2004.

•	Revenue realized from HomeBanc Title Partners increased significantly over the three-year period ended December 31, 2005, increasing from $0.5 million in 2003 to $1.4 million in 2004 and to $3.9 million in 2005.

•	Income realized on undesignated derivative financial instruments used to minimize interest rate risk was $5.3 million in 2005 with no comparable amounts in 2004 or 2003.

Expenses

	Years Ended December 31,				Years Ended December 31,
Expense Component	2005	2004	$ Change Unfavorable (Favorable)	% Change Unfavorable (Favorable)	2004	2003	$ Change Unfavorable (Favorable)	% Change Unfavorable (Favorable)
	(Dollars in thousands)
Salaries and associate benefits, net	$62,925	$53,511	$9,414	17.59%	$53,511	$40,429	$13,082	32.36%
Marketing and promotions	27,998	24,302	3,696	15.21	24,302	16,970	7,332	43.21
Occupancy and equipment expense	15,302	20,234	(4,932)	(24.37)	20,234	12,722	7,512	59.05
Depreciation and amortization	8,570	6,755	1,815	26.87	6,755	4,722	2,033	43.05
Interest expense, other	—	869	(869)	(100.00)	869	1,557	(688)	(44.19)
Minority interest	312	165	147	89.09	165	68	97	142.65
Other operating expense	25,261	18,226	7,035	38.60	18,226	12,132	6,094	50.23

Total expenses	$140,368	$124,062	$16,306	13.14	$124,062	$88,600	$35,462	40.02

Salaries and Associate Benefits, Net.    Salaries and associate benefits trended upwards during the three year period ended December 31, 2005 as we continued to grow and invest in our associates. The total number of associates (including commissioned sales associates) was 1,317 at December 31, 2005 compared with 1,262 at December 31, 2004 and 1,180 at December 31, 2003. The number of loan officers increased slightly over this three-year period with 449 at December 31, 2005, 421 at December 31, 2004 and 416 at December 31, 2003. Most of the growth in the number of associates took place outside of the sales force to support our continued growth and transition to operating as a public company.

Sales management and administration salaries increased by $4.0 million during 2005 from 2004 primarily because of additional sales management infrastructure built to support the increase in production volume. An increase in the number of associates and the addition of several senior executives to support our continued growth and meet the requirements of operating as a public company resulted in a $1.9 million increase. Growth in HomeBanc Title Partners also resulted in an increase in salaries and associated benefits of $0.9 million. Stock-based compensation costs increased by $1.1 million in 2005 due to the additional awards under the LTIP. During 2005, we also increased the 401(k) employer match from 25% of associate contributions to 50%. Along with the overall growth in the number of associates, the increased contribution rate resulted in growth in the related expense of $0.7 million.

Included in the $13.1 million increase from 2003 to 2004 are the costs relating to a retention bonus of $1.2 million paid to our executives during the second quarter of 2004. Salaries increased by $7.2 million, largely due to a $6.6 million increase as a result of additional associates. Stock-based compensation costs increased by $1.5 million in 2004 due to the LTIP and $0.4 million in non-recurring costs related to the accelerated vesting of HMBC stock units issued prior to the initial public offering. Expenses associated with medical insurance benefits grew by $2.3 million due to growth in the number of plan participants and increasing medical costs. In addition, one-time severance costs of $0.7 million relating to a former executive were recorded during 2004.

Marketing and Promotions.    Substantially all of the growth in this category was the result of an increase in expenses related to strategic marketing alliances, which increased by $3.3 million from 2004 to 2005 and $6.6 million from 2003 to 2004. Although these alliances generally require the payment of equal amounts over a three-year period, it is expected that a significant portion of the benefits (i.e., increased production volume) will occur during the latter part of the alliance arrangements. Details regarding the number of relationships and the proportion of purchase money and total origination volume that they represent are presented below:

	2005	2004	2003
Strategic marketing alliances at December 31:
Realtor marketing alliances	116	85	48
Builder services alliances	113	112	65
Strategic marketing alliance originations for the years ended December 31,
Percentage of purchase mortgage originations	44.2%	35.8%	36.3%
Percentage of total originations	32.9	28.5	24.2

Occupancy and Equipment Expense.    The decrease from 2004 to 2005 and the increase from 2003 to 2004 were primarily the result of a one-time, non-cash charge of approximately $5.5 million recognized in 2004 related to termination costs associated with a formerly leased facility abandoned upon relocation of our headquarters to a new leased facility. The growth in 2004 was also the result of a $2.0 million increase in rental expense on buildings and equipment due to the opening of new stores. We had 21 store locations at both December 31, 2005 and 2004 compared with 16 at December 31, 2003.

Other Operating Expense.    The increase in 2005 was primarily the result of a $5.0 million increase in audit, tax and consulting fees as a result of operating as a public company, a substantial portion of which pertains to our compliance with certain provisions of the Sarbanes-Oxley Act of 2002, which became applicable to us for the first time in 2005.

The increase in 2004 was mainly due to $2.0 million in consulting services related to business strategy and process improvements directly related to our transition to being a public company, a $0.8 million increase in legal and accounting fees, primarily as a result of being public, and a $1.5 million increase in software licensing and maintenance fees.

Income Taxes.    The income tax benefits realized in 2005 and 2004 were the result of pre-tax losses of $23.5 million and $66.6 million in those years. The income tax expense during 2003 reflects an average effective tax rate of 42.4% and reflects activities prior to our reorganization and election to be taxed as a REIT. The effective tax rates for 2005 and 2004 were a benefit of 50.5% and 27.4%, primarily as a result of taxable losses arising at HBMC.

We have elected to be taxed as a REIT for federal income tax purposes beginning with the tax year ended December 31, 2004. HBMC will continue to be our primary mortgage origination subsidiary, and HBMC has made an election to be treated as a TRS. In order to meet certain of the requirements for us to qualify as a REIT, we presently intend that HBMC will continue to conduct all of our origination activities. We expect that HBMC will sell all loans that it originates, either to HomeBanc Corp. or into the secondary market. Loans held for investment by us are accounted for at amortized cost for financial accounting purposes, less an allowance for loan losses reflecting losses inherent in the portfolio. Interest income generated from our retained loan portfolio is recognized as income. We service the loans held by us for investment and use HBMC as a subservicer of our loans.

As a REIT, HomeBanc Corp. generally will not be subject to federal income tax on REIT taxable income that it distributes to its shareholders. HBMC, as a separate income tax filer and TRS of HomeBanc Corp., must record income tax expense or benefit based on its stand-alone earnings or losses. As noted above, HBMC regularly sells and transfers mortgage loans to the portfolio of loans held by HomeBanc Corp. for investment. For purposes of GAAP, no gain on sale is recognized on mortgage loans sold and transferred by HBMC to

HomeBanc Corp.’s investment portfolio. However, for income tax purposes, mortgage loans sold and transferred to HomeBanc Corp.’s portfolio are transferred at fair value resulting in a taxable gain on sale at HBMC. HBMC sold $3.7 billion and $2.9 billion of mortgage loans to HomeBanc Corp. during 2005 and the second half of 2004, respectively. During 2004, approximately $1.0 billion of the $2.9 billion were loans accumulated by HBMC prior to the initial public offering. During 2003, all of the loans originated by HBMC were sold to unrelated parties, and the resulting gain on sale was recognized for both tax and GAAP purposes. Since these transactions occurred outside of the REIT structure, they were taxed at the applicable federal and state income tax rates.

HBMC incurred pre-tax losses of $89.4 million and $76.7 million for the years ended December 31, 2005 and 2004, respectively. This compares to pre-tax income of $15.8 million for the year ended December 31, 2003. The losses in 2005 and 2004 are primarily a result of selling fewer loans in the secondary market and selling more loans to HomeBanc Corp. We also experienced higher costs for salaries and associate benefits in connection with building a team to support our needs as a public company and marketing and promotions in connection with our strategic marketing alliances.

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

Our net deferred tax asset at December 31, 2005 and 2004 includes an asset of $42.5 million and $21.4 million, respectively, arising from net operating losses of HBMC. These net operating losses will expire in 20 years for federal income tax purposes, currently ranging from 2024 to 2025. After consideration of management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income, management has concluded that $13.2 million of the net deferred tax asset at December 31, 2005 is currently unlikely to be realized within a three-year period. Accordingly, the net deferred tax asset at December 31, 2005 includes a valuation allowance of $13.2 million. There was no corresponding valuation allowance at December 31, 2004.

For a more complete description of the requirements for us to qualify as a REIT, you should refer to the information under the heading “Certain Federal Income Tax Considerations.” See “Risk Factors—We have had consolidated net losses under generally accepted accounting principles” in Item 1A of this Report.

Risk Management

We believe that our primary risk exposures are interest rate risk, credit risk and liquidity risk. Interest rate risk and credit risk are discussed under Item 7A—“Quantitative and Qualitative Disclosures Around Market Risk,” and liquidity risk is discussed separately under the caption “—Liquidity and Capital Resources” below.

Liquidity and Capital Resources

Similar to many mortgage REITs, following our reorganization and our election to be taxed as a REIT, we have increased and expect to continue to increase our returns by leveraging our equity through borrowings, including securitizations treated as debt for financial reporting and federal income tax purposes. We presently expect to seek a leverage ratio of 18 to 25 times the amount of our equity, subject to restrictions imposed by covenants in our credit facilities. For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities, all of which are discussed in more detail below, allow us to include the trust preferred securities issued by Capital Trust I as equity. Our leverage ratio may also be limited by covenants related to our various credit facilities, which may change from time to time. We also seek to match the maturities of our long-term borrowings, which include CDOs, to the maturities of our loans held for investment. The following discussion summarizes the financing methods that we use to take advantage of financing alternatives available to us.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay interest on and repay the principal amounts of our borrowings, fund and maintain investments, make distributions to our shareholders and pay our general business expenses. We presently believe our current cash balances, funds available under our financing arrangements (as described below) and cash flows from operations, including proceeds from sales of fixed-rate and adjustable-rate mortgage loans, will be sufficient for our liquidity requirements for the next 12 months. Our investments and assets also generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings. Should our liquidity needs exceed these ongoing or immediate sources of liquidity, we believe that our mortgage loan portfolio could be sold to raise additional cash, subject to limitations on such sales needed to preserve our REIT status. We do, however, expect to continue the expansion that we have undertaken, although the rate of expansion may vary over time. From time to time, we may seek additional sources of capital through the issuance of debt or equity securities or by entering into new borrowing facilities. In the past, we have amended our credit facilities to permit additional leverage as we aggregated mortgage loans in anticipation of our initial public offering or in anticipation of securitizations of mortgage loans. We currently have no commitments for any financings other than through our current facilities, and we cannot ensure that we will be able to access the capital markets or obtain any additional financing at the times required and on terms and conditions acceptable to us, if at all. If we fail to obtain needed additional financing, our growth would be slowed or suspended.

Warehouse Facility

We use a syndicated credit facility with third parties referred to as the “warehouse line” or “warehouse facility.” Under the warehouse line, HBMC borrows funds to originate new mortgage loans, and in turn, pledges the mortgage loans to the warehouse lender as collateral. We maintain a syndicated warehouse facility led by JPMorgan Chase Bank, which at December 31, 2005 had $500.0 million committed. We have the option, subject to receipt of commitments from existing lenders or new lenders who become parties to the warehouse facility, to increase the aggregate commitment level to $750.0 million. As of December 31, 2005, the aggregate outstanding balance under the warehouse facility was $338.7 million, and the aggregate maximum amount available for additional borrowings was $161.3 million.

Advances under the warehouse facility are subject to sub-limits (including sub-limits on loan types and the availability of financing for loans repurchased as a result of breaches of their representations and warranties, among other items), advance rates and terms that vary depending on the type of mortgage loans securing the warehouse facility advances. Advances under the warehouse facility are secured by mortgage loans and MSRs owned by HBMC or HomeBanc Corp., each of whom can borrow under this facility.

We have the option of selecting a fixed or floating rate of interest to be paid on advances under the warehouse facility. If we choose a fixed rate, we can lock in an interest rate for up to three months, after which the rate is reset. Both the fixed and floating interest rates are based on the interest rate available to lenders in the interbank market in London (LIBOR) plus a margin depending on the type of collateral or mortgage loan that supports the particular advance.

Under the warehouse facility, interest is payable monthly in arrears, and outstanding principal is payable under each of the following circumstances: (1) after the lapse of seven to 364 days after an advance is made (the exact time period depending on the type of mortgage loan that supports the particular advance) we must repay outstanding principal in an amount equal to the advance for such mortgage loan; (2) once we are entitled to collect the proceeds from the sale of mortgage loans financed by the facility, we must repay outstanding principal in an amount equal to the proceeds of the sale; (3) if the outstanding principal exceeds the borrowing base (which is the measure of the value of the mortgage loans that are collateral and secure the facility) we must repay outstanding principal in an amount equal to the excess (unless we provide the lenders with additional collateral in an amount sufficient to cure the borrowing base deficiency); (4) upon the occurrence of certain disqualifying events in respect of mortgage loans financed under the facility, we must repay outstanding principal in an amount equal to the advance for such mortgage loan; and (5) on the maturity date which is July 31, 2006.

The credit agreement, as amended, contains certain financial covenants which require us to:

•	maintain a maximum ratio of total liabilities to adjusted tangible net worth of:

•	20 to 1 from August 1, 2005 until November 30, 2005;

•	25 to 1 on and after November 30, 2005 until the earlier of May 31, 2006 and any public offering of equity by us in excess of $50 million; and

•	20 to 1 on and after the earlier of any public offering of common equity by us in excess of $50 million or May 31, 2006;

•	maintain a maximum ratio of total recourse liabilities to adjusted tangible net worth of 8 to 1;

•	maintain minimum adjusted tangible net worth of at least $225 million plus an amount equal to 85% of the net proceeds of any additional equity offerings completed subsequent to August 1, 2005;

•	maintain a minimum adjusted tangible net worth of at least $10 million at HBMC; and

•	maintain liquidity of at least $35 million.

The credit agreement, as amended, also contains covenants limiting our ability and the ability of our subsidiaries to:

•	liquidate, dissolve, sell all or substantially all of their assets, consolidate or merge with any other entity;

•	transfer or sell all or substantially all of our non-loan assets;

•	grant liens on the collateral securing borrowings under the amended credit agreement;

•	incur additional indebtedness, under new facilities other than:

•	indebtedness under other warehousing, repurchasing or mortgage-related financing agreement used to finance our inventory of mortgage loans and other mortgage-related assets;

•	accounts payable incurred in the ordinary course of business;

•	up to $20 million of indebtedness incurred in the ordinary course of business;

•	subordinated indebtedness among HomeBanc Corp. and HBMC; and

•	up to $150 million of indebtedness issued by us or HBMC to support the issuance of trust preferred securities;

•	pay any dividend when any default or event of default exists except, if such default is not a payment default, to the extent necessary to avoid the loss of our federal tax status as a REIT.

We were in compliance with each of these financial covenants as of December 31, 2005.

A breach of a warehouse facility covenant, unless waived, could restrict or eliminate our ability to fund our operations through payments of dividends from our subsidiaries and to pay cash dividends on our stock. In addition, under our warehouse facility, HBMC cannot continue to finance a mortgage loan if:

•	the loan is rejected as “unsatisfactory for purchase” by the ultimate investor and has exceeded its permissible warehouse period;

•	HBMC fails to deliver the applicable note, mortgage or other documents evidencing the loan within the requisite time period; or

•	the loan ceases to be an eligible loan (as determined pursuant to the warehouse facility agreement).

Loan Repurchase Agreements

HBMC also uses repurchase agreements to finance a portion of the mortgage loans that it originates. On February 24, 2006, HomeBanc Corp. and HBMC entered into a repurchase agreement with Merrill Lynch Bank USA, which replaced their prior repurchase agreement with Merrill Lynch Mortgage Capital, Inc. The repurchase agreement provides for a $150 million uncommitted facility under which HomeBanc Corp. and HBMC may sell to Merrill mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a premium which is calculated much like interest on a loan. The premium rate is fixed monthly and is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Merrill Lynch and HomeBanc Corp. or HBMC, as applicable, and on the maturity date, which is February 24, 2007.

Purchase advances under the repurchase agreement will be used primarily to supplement borrowings under HomeBanc Corp.’s and HBMC’s existing warehouse facility. Purchase advances under the repurchase agreement are subject to sub-limits (including sub-limits on loan types and the availability of financing for loans repurchased as a result of breaches of their representations and warranties, among other items), advance rates and terms that vary depending on the type of mortgage loan securing the purchase advances. Advances under the repurchase agreement are secured by mortgage loans and MSRs owned by HomeBanc Corp. and HBMC, each of whom can enter into repurchase transactions under the repurchase agreement. The premium for purchases under the repurchase agreement and related terms vary depending on the type of mortgage loan purchased. Additionally, in the event of a decrease in the market value of the mortgage loans sold to Merrill Lynch such that the purchase price paid to us exceeds the then current market value, HomeBanc Corp. or HBMC, as applicable, is required to transfer additional cash in an amount equal to the amount of the decrease in market value of such loans.

The repurchase agreement contains certain financial covenants which require HomeBanc Corp. and HBMC, as applicable to:

•	maintain minimum tangible net worth of $10 million at HBMC;

•	maintain minimum adjusted tangible net worth for HomeBanc Corp. and its subsidiaries of not less than $225 million plus an amount equal to 85% of the net proceeds of any equity offerings completed after February 24, 2006;

•	maintain a ratio of total recourse liabilities to adjusted tangible net worth for HomeBanc Corp. and its subsidiaries of not greater than 8 to 1 as of the end of any calendar month or any of HomeBanc Corp.’s fiscal quarter or fiscal year ends;

•	maintain a maximum ratio of total liabilities, less qualified subordinated debt, to adjusted tangible net worth of:

•	20 to 1 as of the end of any calendar month or any of HomeBanc Corp.’s fiscal quarter or fiscal year ends, other than during the Capital Raise Period defined below; or

•	25 to 1 as of the end of any calendar month or any of HomeBanc Corp.’s fiscal quarter or fiscal year ends during the period from November 30, 2005 to the earlier of May 31, 2006, or the date on which HomeBanc Corp. realizes at least $50 million from any public offering or common equity; and

•	maintain liquidity of at least $10 million at HomeBanc Corp. as of the end of the calendar month.

The repurchase agreement also contains covenants limiting the ability of HomeBanc Corp. and its subsidiaries to:

•	transfer or sell all or substantially all of their non-loan assets;

•	grant liens on the loans subject to repurchase transactions under the repurchase agreement;

•	incur additional indebtedness, in excess of $20 million, other than (1) debt under the repurchase agreement; (2) other debt for borrowed money and; (3) debt owed by HBMC to HomeBanc Corp.;

•	consolidate or merge with another entity, or sell all or substantially all of the assets of HomeBanc Corp. or HBMC; and

•	enter into transactions with affiliates other than in the ordinary course of business and on arm’s length terms.

A breach of a covenant in this repurchase facility, unless waived, could restrict or eliminate our ability to fund our operations through payments of dividends from our subsidiaries and to pay cash dividends on our stock.

Repurchase Agreements for Mortgage-Backed Securities

We also use repurchase agreements to finance investment securities. These master repurchase agreements are collateralized by the underlying investment securities that they are used to finance and the terms of the arrangements generally allow us to borrow up to 95% of the market value of the securities.

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

HBMC was in good standing status as an approved lender and servicer with FHA/VA, Ginnie Mae, Fannie Mae and Freddie Mac at December 31, 2005.

Loan Aggregation Facilities

The Company has two lending facilities that are used to purchase adjustable-rate mortgage loans from HBMC and HomeBanc Corp. to aggregate mortgage loans to be held for investment. HomeBanc Corp. serves as the guarantor of 10% of these obligations.

During 2005, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. maintained a $500 million uncommitted master repurchase agreement with JPMorgan Chase Bank. On December 22, 2005 Abetterwayhome Finance, LLC was released from obligations under the facility prior to dissolution of that entity on December 31, 2005. As of December 31, 2005 the outstanding balance on this facility amounted to $113.4 million. The agreement permits the financing of 7/6, 5/6 and 3/6 adjustable-rate mortgage loans up to the sublimit of 50% of the aggregate purchases under that facility and also permits the financing of Alt-A mortgage loans—a subset of our adjustable-rate mortgage loans with a reduced documentation feature that we offer to borrowers who satisfy prescribed FICO, LTV and loan purpose criteria—up to $150 million. At December 31, 2005, the JPMorgan Chase Bank aggregation facility contained the same covenants as the JPMorgan Chase Bank warehouse facility.

During 2005, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II maintained a similar $300 million uncommitted master repurchase agreement with Bear Stearns Mortgage Capital Corporation. On September 29, 2005 Abetterwayhome Finance, LLC was released from obligations under the facility prior to dissolution of that entity on December 31, 2005. As of December 31, 2005 the outstanding balance on this facility amounted to $5.0 million. The facility is used to purchase adjustable-rate mortgage loans from both HomeBanc Corp. and HBMC and to aggregate those mortgage loans to be held for investment and permits the financing of second-lien mortgages. On September 30, 2005, the Bear Stearns agreement was further amended to extend the maturity date to September 28, 2006.

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

The Bear Stearns agreement contains certain financial covenants which require us to:

•	maintain minimum adjusted tangible net worth of at least $225 million plus an amount equal to 85% of the net proceeds of any additional equity offerings completed after September 30, 2005;

•	maintain a maximum ratio of total liabilities to adjusted tangible net worth of:

•	25 to 1 on and after November 30, 2005; and

•	20 to 1 on and after the earlier of any public offering of common equity by us in 2006 or May 31, 2006.

•	maintain a maximum ratio of total recourse liabilities to adjusted tangible net worth of 9 to 1;

•	maintain, as of the end of each calendar month, liquidity of at least $25 million; and

•	maintain net income (on a consolidated basis) of at least 1) for the calendar quarter ending December 31, 2005, $1.00 and 2) for every two consecutive calendar quarters thereafter, $2.00.

We have expanded from time to time, and may continue to expand from time to time, our loan aggregation facilities on a temporary basis to facilitate securitizations and other financings, and we may continue to do so from time to time in the future. JPMorgan Chase Bank temporarily expanded its aggregation facility from $500 million to $600 million from August 19, 2005 until the earlier of August 31, 2005 or the closing of our sixth securitized debt offering, which closed on August 30, 2005 at which time the terms of the facility reverted to the former limits. Bear Stearns also temporarily expanded its aggregation facility from $300 million to $400 million from August 19, 2005 until the earlier of August 31, 2005 or the closing of our sixth securitized debt offering, which closed on August 30, 2005 at which time the terms of the facility reverted back to the former limits.

We were in compliance with all aggregation facility financial covenants as of December 31, 2005.

Trust Preferred Securities

During the second quarter of 2005, we formed Capital Trust I to facilitate the issuance of trust preferred securities to a third party investor in a private placement. We issued $51.5 million in Junior Subordinated Debentures to the Trust, which in turn issued $50.0 million in trust preferred securities to a third party investor and $1.5 million in common trust securities to us. The Debentures and the trust preferred securities mature on June 30, 2035 and are callable by us, in whole or in part, at par plus accrued and unpaid interest to the date of redemption after five years. Both the Debentures and the trust preferred securities bear interest at a floating rate equal to three-month LIBOR plus 365 basis points.

For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities allow us to include up to $150 million of the trust preferred securities, including the securities issued by Capital Trust I, as equity.

Loan Securitizations

We use mortgage loan securitizations structured as debt for federal income tax and financial reporting purposes as a long-term primary means of financing and leveraging our equity. Our loan securitizations may be rated debt securities, or bonds, secured by a pool of mortgage loan assets sold to HMB Acceptance Corp., a bankruptcy-remote vehicle wholly-owned by us, which then acts as depositor into the securitizations. Securitization transactions are structured by determining cash flows from like-kind mortgage loan collateral and segmenting the cash flows into maturity or credit rated classes. The principal securities rating agencies, such as Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and/or Fitch, Inc (“Fitch”)., will provide ratings on classes of these securitizations based on a variety of factors. The securities issued under securitization facilities provide liquidity as they can be bought or sold quickly and cheaply, versus sales of entire loan portfolios.

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

We seek to securitize our loans in sufficient quantities in an effort to realize efficiencies of scale and better execution. We presently expect that we will complete securitizations periodically depending on production volumes and execution costs. However, at times where we need more liquidity, we may securitize a smaller number of loans which will cause us to lose some or all of the advantages of larger loan securitizations.

We completed two securitizations during 2004 and completed five securitizations during 2005.

On July 29, 2004, we completed our first loan securitization, through an offering by Homebanc Mortgage Trust 2004-1 (the “2004-1 Trust”) of approximately $989.2 million of notes (the “2004-1 Notes”) backed by adjustable-rate, residential first-lien mortgage loans. The approximate amount of each class of the 2004-1 Notes, together with the interest rate and the initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /S&P
I-A	$200,000,000	LIBOR + 0.43%	Aaa/AAA
II-A	680,790,000	LIBOR + 0.43%	Aaa/AAA
I-M-1	9,551,000	LIBOR + 0.60%	Aa2/AA
II-M-1	32,637,000	LIBOR + 0.60%	Aa2/AA
I-M-2	9,439,000	LIBOR + 1.15%	Aa2/AA
II-M-2	32,637,000	LIBOR + 1.15%	Aa2/AA
I-B	4,944,000	LIBOR + 1.50%	Baa2/BBB
II-B	19,198,000	LIBOR + 1.50%	Baa2/BBB

All classes of the 2004-1 Notes listed above were sold to the public except for the I-B and II-B classes, which we retained.

HMB Acceptance Corp. retained approximately $24.1 million of certificates representing the equity interest in the 2004-1 Trust. The 2004-1 Trust includes approximately $992.7 million of adjustable-rate, residential first-lien mortgage loans originated by HBMC. Approximately 89% of the total portfolio consists of mortgage loans where the borrower pays interest based on the six-month LIBOR plus margin.

On October 29, 2004, we completed our second loan securitization, through an offering by HomeBanc Mortgage Trust 2004-2 (the “2004-2 Trust”), of approximately $894.7 million of notes (the “2004-2 Notes”) backed by adjustable-rate, residential first-lien mortgage loans. The approximate amount of each class of the 2004-2 Notes, together with the interest rate and the initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /S&P
A-1	$687,048,300	LIBOR + 0.37%	Aaa/AAA
A-2	76,338,700	LIBOR + 0.45%	Aaa/AAA
M-1	78,385,900	LIBOR + 0.65%	Aa2/AA
M-2	35,017,800	LIBOR + 1.15%	A2/A
B-1	17,957,801	LIBOR + 1.50%	Baa2/BBB

All classes of the 2004-2 Notes listed above were sold to the public except for the B-1 class, which we retained.

HMB Acceptance Corp. retained approximately $18.0 million of certificates representing the equity interest in the 2004-2 Trust. The 2004-2 Trust includes approximately $897.9 million of adjustable-rate, residential first-lien mortgage loans originated by HBMC. Approximately 75.7% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial-fixed period of six months or three or five years, based on the six-month LIBOR plus margin.

On February 23, 2005, we completed our third loan securitization, through an offering by HomeBanc Mortgage Trust 2005-1 (“the 2005-1 Trust”), of approximately $1.1 billion of notes (“the 2005-1 Notes”) backed by adjustable-rate, residential first-lien mortgage loans. The approximate amount of each class of the 2005-1 Notes sold to the public, together with the interest rate and initial credit ratings for each class granted by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /Fitch
A-1	$848,625,000	LIBOR plus 0.25%	Aaa /AAA
A-2	109,783,000	LIBOR plus 0.31%	Aaa /AAA
M-1	21,957,000	LIBOR plus 0.46%	Aa1 / AA+
M-2	30,190,000	LIBOR plus 0.49%	Aa2 / AA+
M-3	11,527,000	LIBOR plus 0.52%	Aa3 / AA
M-4	10,978,000	LIBOR plus 0.70%	A1/AA-
M-5	24,701,000	LIBOR plus 0.75%	A2/A
M-6	12,076,000	LIBOR plus 0.80%	A3/A-
B-1	12,076,000	LIBOR plus 1.25%	Baa1 /BBB+
B-2	12,076,000	LIBOR plus 1.30%	Baa2 /BBB

HMB Acceptance Corp. retained approximately $3.8 million of certificates representing the equity interest in the 2005-1 Trust. The 2005-1 Trust includes $1.1 billion of adjustable-rate, residential first-lien mortgage loans originated by HBMC. Approximately 81.1% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial fixed-rate period of six months or three, five or seven years, based on the six-month LIBOR rate plus margin.

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

All classes of the 2005-2 Notes listed above were sold to the public except for the B-2, B-3 and B-4 classes, which we retained.

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

All classes of the 2005-3 Notes listed above were sold to the public except for $7.3 million of the M-5 class and all of the B-1 class, which we retained.

The 2005-3 Trust includes approximately $985.7 million of adjustable-rate, residential first- and second-lien mortgage loans originated by HBMC. Approximately 96.4% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial fixed-rate period of six months or three, five or seven years, based on the six-month LIBOR plus margin.

On August 30, 2005, we completed our sixth loan securitization, through an offering by HomeBanc Mortgage Trust 2005-4 (the “2005-4 Trust”), of approximately $1.1 billion of notes (the “2005-4 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2005-4 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

All classes of the 2005-4 Notes listed above were sold to the public except for the M-4, M-5, B-1 and B-2 classes, which we retained.

The 2005-4 Trust includes approximately $1.1 billion of adjustable-rate, residential first- and second-lien mortgage loans originated by HBMC. Approximately 99.3% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial fixed-rate period of six months or three, five or seven years, based on the six-month LIBOR rate plus margin.

On November 30, 2005, we completed our seventh loan securitization, through an offering by HomeBanc Mortgage Trust 2005-5 (the “2005-5 Trust”), of approximately $995.7 million of notes (the “2005-5 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2005-5 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /S&P
A-1	$833,094,000	LIBOR plus 0.26%	Aaa /AAA
A-2	100,071,000	LIBOR plus 0.34%	Aaa /AAA
M-1	13,009,400	LIBOR plus 0.49%	Aa1 /AA+
M-2	9,506,800	LIBOR plus 0.52%	Aa2 /AA
M-3	6,504,700	LIBOR plus 0.54%	Aa3 /AA-
M-4	11,007,900	LIBOR plus 0.75%	A2 / A
M-5	13,509,700	LIBOR plus 2.10%	NR / BBB
B-1	5,003,600	LIBOR plus 2.10%	NR / BBB-
B-2	4,002,900	LIBOR plus 2.10%	NR /BB

All classes of the 2005-5 Notes listed above were sold to the public except for the M-4, M-5, B-1 and B-2 classes, which we retained.

The 2005-5 Trust includes approximately $1.0 billion of adjustable-rate, first- and second-lien mortgage loans originated by HBMC. Approximately 99.98% of the total portfolio consists of mortgage loans where the borrower pays interest, in some cases after an initial fixed-rate period of six months or three, five, or seven years, based on the six-month LIBOR plus margin.

We have accounted for all securitizations as debt financing in accordance with the provisions of SFAS No. 140. As of December 31, 2005, HMB Acceptance Corp. also had available capacity of $3.61 billion under an effective shelf registration statement available for future securitizations of mortgage loans.

Preferred Stock

In February 2006, we completed a public offering of our 10% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). The transaction involved the offering of 2,000,000 shares of Preferred Stock at a public offering price of $25 per share for gross proceeds of $50 million. The Preferred Stock is not subject to any mandatory redemption and, except in limited circumstances, we may not optionally redeem it prior to March 31, 2011. Proceeds to the Company, net of expenses, were approximately $48 million.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent that mortgage loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, a substantial majority of our assets and liabilities are, and will continue to be, monetary in nature. As a result, interest rates generally have a more significant effect on our performance than the effects that general levels of inflation have on industrial companies. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in corresponding decreases in interest rates. Generally, decreases in interest rates increase the fair value of fixed-rate investments and mortgage loans held for sale and investment, increase mortgage loan prepayment rates, and decrease the fair value of excess interest and MSRs held. In 2001, the Federal Reserve reduced the targeted federal funds rate interest rates on 11 occasions for a total of 475 basis points. Inflation remained low in 2003, which reflects that interest rates remained fairly steady in 2003, only dropping 25 basis points in the first half of the year. The Federal Reserve has increased the targeted federal funds rate interest rates 14 times from June 30, 2004 to January 31, 2006, for a total of 350 basis points.

In contrast to deflation, inflation results in an increase in the costs of goods and services purchased, salaries and benefits, occupancy expense and similar items. Inflation and any related increases in interest rates generally decrease the fair value of fixed-rate investments and mortgage loans held for sale and investment and may adversely affect our liquidity and earnings, as well as our shareholders’ equity. Increases in interest rates tend to slow mortgage loan prepayment rates, adversely affect mortgage loan refinancings, and, to a lesser extent, slow purchase money mortgage originations, as increased rates tend to slow home sales. Increased interest rates would likely reduce our earnings from sales of fixed-rate mortgage loans in the secondary market. Except to the extent offset by changes in the rates earned on our mortgage loans, the value of, and net interest earnings on, our retained mortgage loan portfolio will be affected by changes in interest rates, credit spreads and prepayment rates on the mortgage loans.

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

Off Balance Sheet Commitments

IRLCs are agreements to lend at specified interest rates for loans that will be classified as held for sale if ultimately closed. Since many commitments to extend credit may expire without being drawn upon, total commitment amounts do not necessarily represent future cash flow requirements. We had $98.9 million and $66.3 million of outstanding IRLCs at December 31, 2005 and 2004, respectively.

We enter into residential mortgage loan sale agreements with third party investors in the ordinary course of our business. These agreements usually require us to make certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested us to indemnify them against losses on certain loans or to repurchase loans that the investors believe do not comply with applicable representations. Upon completion of our own investigation, we generally provide indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale of the underlying mortgage loan. We estimate and provide for losses on loans expected to be repurchased or on which indemnification is expected to be provided, and we regularly evaluate the estimate based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. During 2005, 2004 and 2003, we repurchased a total of $7.4 million, $2.4 million and $1.3 million of mortgage loans, respectively. We have agreed to indemnify purchasers for future losses, if incurred, on $59.4 million of loans outstanding at December 31, 2005, compared with $49.6 million at December 31, 2004. In addition, total loans sold of $10.8 million remained uninsured as of December 31, 2005. The volume and balance of uninsured government loans may be affected by processing or notification delays. To the extent insurance is not obtained, the loans may be subject to repurchase. We believe that the reserves of $4.1 million at December 31, 2005 were adequate with respect to the potential losses related to repurchasing uninsured loans and indemnifying purchasers for future losses.

Contractual Obligations

We have various financial obligations that require future cash payments.

The following table outlines the timing of payment requirements related to our commitments as of December 31, 2005 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Financing arrangements(1)(2)	$730,428	$678,881	$—	$—	$51,547
Operating leases(3)	66,987	10,803	20,711	15,905	19,568
Employment agreements	4,195	570	2,150	1,475	—
Contractual marketing(4)	27,618	14,701	12,780	137	—

Total	$829,228	$704,955	$35,641	$17,517	$71,115

(1)	Obligations for financing arrangements solely represent principal payments due under existing borrowing agreements and do not include the related future interest payments.

(2)	Excluded from financing arrangements are $5.0 billion in CDOs issued in association with our securitization transactions. These securitizations are accounted for as secured borrowings with debt issuance directly financing loans held for investment. The financing will be repaid as cash is received from borrowers, in the form of both scheduled payments and prepayments, on the underlying loan balances.

(3)	Included in operating leases are leases for corporate office facilities and branches. We entered into a lease of a new corporate facility at 2002 Summit Boulevard, Atlanta, Georgia in December 2003 to consolidate our Atlanta operations. We are still liable for vacated office facilities located at 5775 Glenridge Drive, Atlanta, Georgia until March 2007. The annual rent for our former facility is currently $1.5 million. The landlord of our new corporate facility is contractually obligated to reimburse us for the amount of rent we are obligated to pay for the vacated facility, which facility is currently being marketed for sublease.

(4)	Contractual marketing obligations represent costs associated with our strategic marketing alliances.

	Amount of Commitment Expiration by Period (Dollars in thousands)
Other Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Loan commitments	$345,777	$345,777	$—	$—	$—
When issued security purchase commitments	148,675	148,675	—	—	—

Total	$494,452	$494,452	$—	$—	$—

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which requires that forfeitures be estimated at grant date and factored into the associated compensation expense calculation. SFAS No. 123(R) required adoption for interim periods beginning after June 15, 2005. We previously planned to adopt this standard as of January 1, 2005; however, on April 14, 2005, the SEC approved Release No. 33-8568 (the “SEC release”) delaying the effective date of SFAS No. 123(R) making it effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the issuance of the SEC Release, we adopted this standard on January 1, 2006. Adoption will have an immaterial impact upon our financial condition, results of operations and cash flows.

On May 5, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in

Interim Financial Statements. The standard carries forward certain provisions of the previous guidance including, but not limited to, the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. The standard did, however, alter the requirements with respect to the accounting for and reporting of a change in accounting estimate. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The new standard requires retrospective application to prior period financial statements, unless doing so would be impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with earlier application permitted. We do not currently expect that the new guidance will have a material impact on our financial condition, results of operations or cash flows.

Fair Value of Financial Instruments

The disclosures regarding the fair value of financial instruments are included in Note 16 to the Consolidated Financial Statements, contained elsewhere in this Report, along with a summary of the methods and assumptions used by management in determining fair value. The differences between the fair values and book values were primarily caused by differences between contractual and market interest rates at the respective year-ends. Fluctuations in the fair values will occur from period to period due to changes in the composition of the balance sheet and changes in market interest rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

We believe that our primary risk exposures are interest rate risk, credit risk and liquidity risk. Interest rate risk and credit risk are discussed in the subparagraphs immediately below, and liquidity risk is discussed separately under Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

Interest Rate Risk

We have risk management practices and programs to manage the interest rate risks associated with our mortgage origination and financing activities. We enter into derivative financial instrument transactions solely for risk management purposes. The decision of whether or not to mitigate interest rate risks, or a portion thereof, is determined by senior management through the applicable committee and is based on the risks involved and other factors, including the financial effect on income, asset valuation and compliance with REIT income tests. In determining whether to mitigate a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All of our derivative financial instruments are entered into with a view towards reducing the potential for economic losses that we could incur.

From the time a mortgage loan is in the pipeline until it is sold as a whole loan or in securitized form in the secondary market through GSE-sponsored programs, we have exposure to interest rate and credit risk.

Interest rate risk is a primary risk exposure for us. A change in interest rates can affect us in the following ways: (1) it can change the interest income we receive from our mortgage loans held for investment as well as mortgage loans held for sale; (2) it can change the market values of mortgage loans held for sale and investment, as well as the values of the related mortgage properties serving as collateral; (3) it can change the interest expense we pay to fund and finance our mortgage loans; and (4) it can change the value of the derivative financial instruments we use to manage our interest rate risk. We use various techniques to estimate the potential effects from various interest rate scenarios.

Our loans held for investment as of December 31, 2005 were primarily comprised of hybrid adjustable-rate loans, which carry an initial fixed coupon rate for the first three, five, seven or ten years, with interest rates that reset either annually or every six months thereafter based on LIBOR plus a margin. In addition, a portion of the loans that are held for investment are mortgage loans that have interest rates that change at one-month or six-month intervals based on changes in LIBOR. These mortgage loans also have lifetime caps (maximum allowed interest rates).

The table below shows the change in net interest income, we estimate would occur from 50 and 100 basis point increases and decreases in interest rates based upon current funding and derivative financial instrument positions at December 31, 2005 and 2004. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis

on Mortgage Loans Held for Investment

December 31, 2005 Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	$11,845	17.5%
+50	1,444	2.1
-50	(2,022)	(3.0)
-100	(6,021)	(8.9)

December 31, 2004 Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	$(2,675)	(6.4)%
+50	(1,388)	(3.2)
-50	1,388	3.2
-100	2,675	6.4

Our mortgage loans held for sale as of December 31, 2005 and December 31, 2004 were comprised of adjustable- and fixed-rate mortgage loans. The interest rates on adjustable-rate mortgage loans reset at various intervals and are generally subject to lifetime caps, while the rates on fixed-rate loans do not change. We also originate hybrid loans with both fixed and variable pricing components. We presently do not believe that we have significant interest rate risk on our loans held for sale under most of the interest rate scenarios we believe likely to occur. However, should interest rates move significantly before we sell the loans, then we would be more significantly affected by the change in interest rates.

Changes in market interest rates affect our estimates of the fair value of our mortgage loans held for sale, IRLCs and the fair value of our derivative financial instruments which relate to these instruments, including forward sales of mortgage-backed securities and Treasury notes.

The following table summarizes the sensitivity of the fair value of our mortgage loans held for sale and IRLCs and of the related derivative financial instruments to instantaneous shifts of various magnitudes in the yield curve:

	+100 Basis Points	+50 Basis Points	-50 Basis Points	-100 Basis Points
	(Dollars in millions)
As of December 31, 2005
Change in fair value of mortgage loans held for sale and IRLCs	$(5.079)	$(2.438)	$2.127	$3.874
Change in fair value of derivative financial instruments related to loans held for sale and IRLCs	5.186	2.491	(2.162)	(4.050)

Net change	$0.107	$0.053	$(0.035)	$(0.176)

As of December 31, 2004
Change in fair value of mortgage loans held for sale and IRLCs	$(5.474)	$(2.641)	$2.323	$4.268
Change in fair value of derivative financial instruments related to loans held for sale and IRLCs	5.379	2.608	(2.351)	(4.422)

Net change	$(0.095)	$(0.033)	$(0.028)	$(0.154)

IRLCs are derivative financial instruments as defined by SFAS No. 133 and must be recorded at fair value on the balance sheet. However, unlike most other derivative financial instruments, there is no active market for IRLCs that can be used to determine their fair value.

We estimate the fair value of IRLCs based on the change in estimated fair value of the underlying mortgage loan, weighted by the probability that the loan will fund within the terms of the rate lock commitment. The change in fair value of the underlying mortgage loan is based upon the quoted prices of MBS and is measured from the lock date. Therefore, at the time of issuance, the estimated fair value of an IRLC is zero. Subsequent to issuance, the fair value of IRLCs can be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the loan will fund within the terms of the IRLC is driven by a number of factors, in particular, the change, if any, in mortgage rates subsequent to the lock date. In general, the probability of closing and funding the loan increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applications, age of the applications, purpose for the loans (i.e., purchase or refinance) and the application approval rate. We have developed estimates of the mortgages that will not close (fall out) using empirical data that take into account these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The fallout estimates are utilized to estimate the quantity of loans that will fund within the terms of the IRLCs.

At December 31, 2005, the fair value of our IRLCs was approximately $0.3 million, and the corresponding fair value of mandatory forward sale commitments was $(0.9) million. The corresponding notional values were $98.9 million and $180.1 million, respectively. At December 31, 2005, there were option contracts outstanding with a fair value of less than $0.1 million and a notional of $5.0 million. Although not in a designated hedging relationship under SFAS No. 133, the IRLCs and related mandatory trades result in an effective economic hedge.

Changes in market interest rates affect our estimates of the fair value of our investment securities.

The table below shows the change in the fair value of our investment securities we estimate would occur from 50 and 100 basis point increases and decreases in interest rates. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis

on Investment Securities

December 31, 2005 Interest Rate Change	Change in Fair Value	Percentage Change in Fair Value
(in basis points)	(Dollars in thousands)
+100	$(6,273)	(3.49%)
+50	(2,745)	(1.53%)
-50	2,779	1.55%
-100	4,359	2.42%

Also see “Executive Summary—Trends” in Part II, Item 7 of this report for further interest rate risks.

Credit Risk

We are exposed to credit risk from the time we fund mortgage loans until they are either sold or the principal balance is repaid in full. While we have not experienced any significant credit losses to date, in the event of a significant rising interest rate environment and/or economic downturn, mortgage loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. This risk will be magnified as we build our portfolio of adjustable-rate mortgage loans whose rates increase as the base rate (e.g., LIBOR) increases, subject to contractual limits.

Our hedging transactions using derivative financial instruments also involve certain additional risks such as counterparty credit risk and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative financial instruments are major financial institutions and securities dealers, which we believe are well capitalized with investment grade credit ratings and with which we may have other financial relationships. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty is the difference between the value of the contract and the current market price at the time of the default. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

Our mortgage loans held for investment are also subject to spread risk. We presently expect that the majority of these loans will be adjustable-rate loans valued based on a market credit spread to a benchmark yield such as U.S. Treasury security and LIBOR yields. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to the benchmark yield. Excessive supply of such loans combined with reduced investor demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark yield to value such loans. Under such conditions, the value of our portfolio of mortgage loans held for investment would tend to decline. Conversely, if the spread used to value such loans were to decrease or tighten, the value of our loan portfolio would tend to increase. Such changes in the market value of our loan portfolio may affect our net equity, net income or cash flows directly, or indirectly through their impact on our ability to borrow and access capital.

Item 8.	Financial Statements and Supplementary Data

Selected Quarterly Data

The following is selected unaudited consolidated data for HomeBanc Corp. for the quarters ended:

	12/31/2005	9/30/2005	6/30/2005	3/31/2005
	(Unaudited)
	(Dollars in thousands)
Revenues:
Net interest income	$22,007	$18,826	$16,221	$11,635
Provision for loan losses	(863)	609	675	528
Net gain on sale of mortgage loans	7,817	9,910	11,952	8,583
Other revenue	5,717	3,433	654	1,064

Total revenues	36,404	31,560	28,152	20,754
Expenses:
Salaries and associate benefits, net	16,677	15,791	15,402	15,055
Marketing and promotions	8,133	6,999	6,512	6,354
Occupancy and equipment expense	4,070	3,907	3,520	3,805
Other expenses	11,316	8,197	8,024	6,606

Total expenses	40,196	34,894	33,458	31,820
Loss before income taxes	(3,792)	(3,334)	(5,306)	(11,066)
Income tax benefit	(4,140)	(2,551)	(1,664)	(3,508)

Net income (loss)	$348	$(783)	$(3,642)	$(7,558)

Earnings per share data:
Basic and diluted	$0.01	$(0.01)	$(0.06)	$(0.15)

	12/31/2004	9/30/2004	6/30/2004	3/31/2004
	(Unaudited)
	(Dollars in thousands)
Revenues:
Net interest income	$9,352	$3,775	$3,867	$859
Provision for loan losses	1,211	1,095	356	208
Net gain on sale of mortgage loans	4,487	6,371	15,958	11,460
Other revenue	89	2,358	1,271	475

Total revenues	12,717	11,409	20,740	12,586
Expenses:
Salaries and associate benefits, net	13,514	14,235	15,646	10,116
Marketing and promotions	7,205	6,263	5,890	4,944
Occupancy and equipment expense	3,362	3,965	3,997	8,910
Other expenses	7,543	7,121	6,804	4,547

Total expenses	31,624	31,584	32,337	28,517
Loss before income taxes	(18,907)	(20,175)	(11,597)	(15,931)
Income tax benefit	(6,804)	(365)	(4,277)	(6,831)

Net loss	$(12,103)	$(19,810)	$(7,320)	$(9,100)

Earnings per share data:
Basic and diluted	$(0.27)	$(0.53)	$(1.38)	$(1.13)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

HomeBanc Corp.

We have audited the accompanying consolidated balance sheet of HomeBanc Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeBanc Corp. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HomeBanc Corp.’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Atlanta, Georgia

March 10, 2006

HomeBanc Corp. and Subsidiaries

Consolidated Balance Sheet

	December 31,
	2005	2004
	(Dollars in thousands, except per share data)
Assets
Cash	$41,505	$12,232
Restricted cash	4,405	6,877
Mortgage loans held for sale, net	195,231	252,378
Mortgage loans held for investment, net of allowance of $3,691 and $2,870, respectively	5,449,376	2,937,156
Mortgage servicing rights, net	10,088	5,097
Receivable from custodian	128,641	20,386
Securities available for sale	111,256	—
Securities held to maturity (fair value of $68,628)	68,425	—
Accrued interest receivable	18,284	6,021
Premises and equipment, net	41,672	33,025
Goodwill, net	39,995	39,995
Deferred tax asset, net	23,762	11,973
Other assets	120,072	34,813

Total assets	$6,252,712	$3,359,953

Liabilities and shareholders’ equity
Warehouse lines of credit	$344,269	$333,783
Aggregation credit facilities	118,685	869,429
Repurchase agreements	215,927	—
Loan funding payable	69,405	69,831
Accrued interest payable	6,039	3,385
Other liabilities	103,479	46,596
Collateralized debt obligations	5,026,598	1,785,900
Junior subordinated debentures representing obligations for trust preferred securities	51,547	—

Total liabilities	5,935,949	3,108,924
Minority interest	62	16

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Preferred stock—par value $.01; 25,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock—par value $.01; 150,000,000 shares authorized; 56,628,969 and 45,501,117 shares issued and outstanding at December 31, 2005 and 2004, respectively	566	455
Additional paid-in capital	336,225	294,809
Accumulated deficit	(57,585)	(45,950)
Treasury stock, at cost (6,647 shares at December 31, 2005)	(69)	—
Unearned compensation	(1,546)	—
Accumulated other comprehensive income	39,110	1,699

Total shareholders’ equity	316,701	251,013

Total liabilities and shareholders’ equity	$6,252,712	$3,359,953

The accompanying notes are an integral part of these consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Consolidated Statement of Operations

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Revenues:
Net interest income:
Interest income	$248,908	$66,630	$27,358
Interest expense	(180,219)	(48,777)	(15,830)

Net interest income	68,689	17,853	11,528
Provision for loan losses	949	2,870	—

Net interest income after provision for loan losses	67,740	14,983	11,528

Net gain on sale of mortgage loans	38,262	38,276	89,516
Other revenue	10,868	4,193	945

Total revenues	116,870	57,452	101,989
Expenses:
Salaries and associate benefits, net	62,925	53,511	40,429
Marketing and promotions	27,998	24,302	16,970
Occupancy and equipment expense	15,302	20,234	12,722
Depreciation and amortization	8,570	6,755	4,722
Interest expense, other	—	869	1,557
Minority interest	312	165	68
Other operating expense	25,261	18,226	12,132

Total expenses	140,368	124,062	88,600

(Loss) income before income taxes	(23,498)	(66,610)	13,389
Income tax (benefit) expense	(11,863)	(18,277)	5,678

Net (loss) income	$(11,635)	$(48,333)	$7,711

Net (loss) income per share of common stock outstanding:
Basic and diluted	$(0.21)	$(1.99)	$1.24
Dividends declared per share of common stock outstanding	0.95	0.29	—
Weighted average shares of common stock outstanding:
Basic and diluted	55,347,812	24,226,970	6,237,443

The accompanying notes are an integral part of these consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common Stock Shares	Common Stock	Additional Paid-in capital	(Accumulated Deficit) Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2002	6,059,798	$60	$37,980	$(831)	$—	$—	$(358)	$36,851
Comprehensive income:
Net income	—	—	—	7,711	—	—	—	7,711
Other comprehensive income, net of taxes: net change in unrealized loss on cash flow hedges (net of $169 tax expense)	—	—	—	—	—	—	273	273

Total comprehensive income								7,984
Repurchase of common stock	—	—	(52)	—	—	—	—	(52)
Issuance of common stock	—	1	104	—	—	—	—	105
Accrued stock dividends	386,640	3	2,946	(2,946)	—	—	—	3

Balance at December 31, 2003	6,446,438	64	40,978	3,934	—	—	(85)	44,891
Comprehensive income:
Net loss	—	—	—	(48,333)	—	—	—	(48,333)
Other comprehensive income, net of taxes: net change in unrealized loss on cash flow hedges (net of $1,141 tax expense)	—	—	—	—	—	—	1,784	1,784

Total comprehensive loss								(46,549)
Issuance of common stock through initial public offering	38,750,000	388	264,519	—	—	—	—	264,907
Stock-based compensation	—	—	1,050	—	—	—	—	1,050
Cash dividends declared ($0.29 per share)	—	—	(13,195)	—	—	—	—	(13,195)
Other distributions to shareholders	304,679	3	1,457	(1,551)	—	—	—	(91)

Balance at December 31, 2004	45,501,117	455	294,809	(45,950)	—	—	1,699	251,013
Comprehensive income:
Net loss	—	—	—	(11,635)	—	—	—	(11,635)
Other comprehensive income, net of taxes:
Net change in unrealized loss on available for sale securities	—	—	—	—	—	—	(250)	(250)
Net change in unrealized gain on cash flow hedges (net of $168 tax benefit)	—	—	—	—	—	—	37,661	37,661

Total comprehensive income								25,776
Issuance of common stock	10,925,000	109	92,891	—	—	—	—	93,000
Stock-based compensation	202,852	2	2,274	—	—	—	—	2,276
Common stock purchased under Sales Equity Plan, net	—	—	—	—	(69)	(1,546)	—	(1,615)
Cash dividends declared ($0.95 per share)	—	—	(53,749)	—	—	—	—	(53,749)

Balance at December 31, 2005	56,628,969	$566	$336,225	$(57,585)	$(69)	$(1,546)	$39,110	$316,701

The accompanying notes are an integral part of these consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Operating activities
Net (loss) income	$(11,635)	$(48,333)	$7,711
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,570	6,755	4,722
Amortization of premium/discount on investment securities	(17)	—	—
Provision for loan losses	949	2,870	—
Provision for losses associated with certain loan sales and mortgage loans held for sale	2,369	4,326	993
Capitalization of mortgage servicing rights	(8,364)	(6,276)	(400)
Amortization and impairment of mortgage servicing rights	3,373	1,579	—
(Gain) loss on disposal of premises and equipment and lease terminations	(285)	5,772	574
Stock-based compensation, net	2,276	1,050	—
Compensation expense for Sales Equity Plan, net	433	—	—
Minority interest	46	(5)	21
Deferred taxes	(11,630)	(17,942)	5,839
Decrease (increase) in restricted cash	2,472	(2,430)	(4,447)
Decrease in mortgage loans held for sale, net	57,147	71,994	149,536
Increase in receivable from custodian	(108,255)	(20,386)	—
Increase in accrued interest receivable	(12,263)	(4,973)	(574)
Increase (decrease) in other assets	(47,757)	3,946	(29,358)
Increase in accrued interest payable	2,654	2,161	149
Increase in other liabilities	46,393	10,705	2,816

Net cash (used in) provided by operating activities	(73,524)	10,813	137,582

Investing activities
Originations of mortgage loans held for investment and principal collections, net	(2,513,169)	(2,940,026)	—
Purchases of premises and equipment, net	(16,932)	(21,592)	(13,285)
Purchases of investment securities held to maturity	(69,628)	—	—
Proceeds from maturities and prepayments of investment securities held to maturity	1,219	—	—
Purchase of investment securities available for sale	(111,505)	—	—

Net cash used in investing activities	(2,710,015)	(2,961,618)	(13,285)

Financing activities
(Decrease) increase in warehouse and aggregation credit facilities, net	(740,258)	946,167	(110,589)
Increase in repurchase agreements, net	215,927	—	—
Net change in loan funding payable	(426)	6,612	(17,353)
Proceeds from debt issuance	4,323,746	1,841,878	—
Repayment of debt	(1,031,501)	(92,698)	—
Proceeds from issuance of common stock, net	93,000	264,907	—
Purchase of shares under Sales Equity Plan	(2,048)	—	—
Cash dividends paid	(45,628)	(5,460)	—
Other	—	(91)	56

Net cash provided by (used in) financing activities	2,812,812	2,961,315	(127,886)

Net increase (decrease) in cash	29,273	10,510	(3,589)
Cash and cash equivalents at beginning of period	12,232	1,722	5,311

Cash and cash equivalents at end of period	$41,505	$12,232	$1,722

Supplemental disclosures
Cash paid for interest	$163,235	$51,806	$18,234
Non-cash items:
Transfers to other real estate from mortgage loans held for investment	3,999	—	—
Unrealized gain on cash flow hedges	49,739	2,941	124
Unrealized loss on available for sale securities	250	—	—

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

In July 2004, Holdings distributed, prior to the Offering, 6,101,677 shares of the HomeBanc Corp. common stock that it received in the reorganization to the holders of Holdings’ preferred units. The total value of the distribution was equal to the aggregate value of, and in payment of, the capital accounts, including accumulated but unpaid distributions, of the preferred units as of the date of the closing of the Offering. This transaction has been accounted for in a manner similar to a pooling of interests, and the consolidated financial statements of the Company include the combined entities from the earliest date presented.

The Company completed a second public equity offering on February 9, 2005 of 10,925,000 shares of its common stock priced at $9.10 per share. The net proceeds to the Company were $93.0 million after deducting underwriting fees, commissions and other related expenses.

The Company, through HBMC, originates residential mortgage loans through its 21 store locations and its 157 realtor store-in-store locations in the states of Georgia, Florida and North Carolina. HBMC’s mortgage product line includes conforming Fannie Mae and Freddie Mac mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, including construction-to-permanent and second-lien mortgage loans, nonconforming jumbo loans and a limited volume of sub-prime mortgage loans. The Company’s strategy emphasizes retail residential mortgage loan originations, primarily purchase money mortgages, which are originated in connection with the purchase and sale of real property. The Company augments its production strategy through the formation of strategic marketing alliances (“SMAs”) with residential realtors and home builders who have a significant presence in its markets. As of December 31, 2005, the Company had 229 SMAs, 116 of which were with residential realtors and 113 of which were with home builders.

Historically, HomeBanc sold a substantial number of the mortgage loans that it originated to third parties in whole loan and securitized form through programs offered by government-sponsored enterprises. As a result, the substantial majority of the Company’s revenue prior to January 1, 2004 was gain on sale of mortgage loans. During 2004, the Company began holding certain mortgage loans, primarily adjustable-rate mortgage loans with rates based on the London Interbank Offered Rate (“LIBOR”), for investment. HomeBanc expects to continue to hold these types of loans for investment in the future. These loans are financed by equity and debt, primarily through the issuance of adjustable-rate notes through securitization transactions treated as secured borrowings in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The entities used to complete the securitization transactions are not qualifying special purpose entities under SFAS No. 140 and are, therefore, consolidated. The

Company has sold and presently expects to continue selling the majority of the fixed-rate mortgage loans that it originates. This change in the business model has resulted in a shift in revenue sources such that there is less gain on sale of mortgage loans and more net interest income earned primarily on the adjustable-rate (including hybrid) mortgage loan portfolio held for investment and investment securities.

At December 31, 2005, the Company had the following subsidiaries: HBMC; HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; and HomeBanc Title Partners, LLC (“Title Partners”). All of these subsidiaries are wholly-owned by the Company, except for Title Partners, a joint venture in which First American Title Insurance, an agent offering title insurance to customers of the Company, owns a 15% equity interest. HBMC has made an election to be treated as a taxable REIT subsidiary. HomeBanc Funding Corp., HomeBanc Funding Corp. II and HMB Acceptance Corp. are treated as qualified REIT subsidiaries.

On December 27, 2005, Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II were dissolved, and Abetterwayhome Corp. was merged into HBMC. Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II were single-member limited liability companies disregarded for federal income tax purposes and treated for such purposes as branches of Abetterwayhome Corp. None of these existed as a separate legal entity as of December 31, 2005.

In addition, at December 31, 2005, the Company held all of the equity interests in eight Delaware statutory trusts: HomeBanc Mortgage Trust 2004-1 (the “2004-1 Trust”); HomeBanc Mortgage Trust 2004-2 (the “2004-2 Trust”); HomeBanc Mortgage Trust 2005-1 (the “2005-1 Trust”); HomeBanc Mortgage Trust 2005-2 (the “2005-2 Trust”); HomeBanc Mortgage Trust 2005-3 (the “2005-3 Trust”); HomeBanc Mortgage Trust 2005-4 (the “2005-4 Trust”); HomeBanc Mortgage Trust 2005-5 (the “2005-5 Trust”); and HomeBanc Capital Trust I. These trusts are bankruptcy-remote Delaware statutory trusts used in connection with the Company’s securitization and financing activities and are disregarded entities for federal income tax purposes. In accordance with accounting principles generally accepted in the United States (“GAAP”), all of these entities, except HomeBanc Capital Trust I, are consolidated for financial reporting purposes. Title Partners is a limited partnership for federal income tax purposes. HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; Abetterwayhome Finance, LLC; Abetterwayhome Finance, LLC II; the 2004-1 Trust; the 2004-2 Trust; the 2005-1 Trust; the 2005-2 Trust; the 2005-3 Trust; the 2005-4 Trust; and the 2005-5 Trust are all bankruptcy-remote special purpose entities utilized in the financing of the Company’s operations. HomeBanc Capital Trust I was formed in June 2005 to purchase junior subordinated debentures from the Company funded by the issuance of trust preferred securities to provide financing for the Company’s operations. This entity is a Delaware statutory trust and, in accordance with GAAP, is not consolidated for financial reporting purposes. It is also a disregarded entity for federal income tax purposes.

All material intercompany transactions have been eliminated in consolidation.

Unless the context otherwise requires, for purposes of these notes to the consolidated financial statements, the “Company” refers to HomeBanc and the entities it consolidates, as discussed above.

Summary of Significant Accounting Policies

The following is a summary of the more significant accounting policies of HomeBanc:

Use of Estimates

The accounting and reporting policies of the Company conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Examples of estimates include, but are not limited to, the adequacy of the allowance for loan losses (the “Allowance”), estimates of contingency losses on repurchases of loans and indemnification requests arising from representation and warranty claims, the amount of deferred tax assets that will be realized and estimates of the fair values of financial instruments. Accordingly, actual results and future estimates could differ from the estimates presented.

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

Restricted Cash

During 2003, the Company entered into an operating lease agreement relating to new corporate offices. As part of the lease terms, the Company is required to maintain a letter of credit and cash in the amount of $3.5 million in a restricted interest-bearing account. This restricted cash account must be maintained through 2011, unless the related lease agreement is otherwise terminated. This restricted cash amount and related letter of credit is scheduled to be reduced to $1.75 million at March 1, 2009, $0.9 million at March 1, 2010 and zero at March 1, 2011. The Company also established a collateral margin account of $3.4 million as of December 31, 2004, included in the balance of restricted cash, related to margin collateral securing derivative positions. No collateral margin was required with counterparties at December 31, 2005 in connection with these instruments. The Company also had restrictions on cash of $0.9 million at December 31, 2005 in association with aggregation facility funding arrangements.

Investment Securities

We may hold securities in our investment portfolio that meet our portfolio and investment guidelines. Investment securities are classified according to management’s intent with respect to the securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, securities are classified as:

•	Held to maturity if management has the positive intent and ability to hold them to maturity. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount.

•	Trading if the securities are principally held for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses recognized in the statement of operations.

•	Available for sale if the securities are not classified as held to maturity or trading. These securities are carried at fair value, with net unrealized gains and losses reported as a component of accumulated other comprehensive income.

Fair value is based primarily upon third party quotations, which are subject to significant variability based on market conditions, including interest rates and spreads. If third party quotations are not available, fair value is based on quotations of comparable instruments. Changes in market conditions could result in a significant increase or decrease in the fair value of our investments.

The Company assesses whether unrealized losses on investment securities, if any, reflect a decline in value which is other than temporary, and, in such cases, it writes the impaired security down to its fair value through earnings. Significant judgment is required in this analysis. Realized gains and losses attributable to each security sold are included in other income and expense using a specific identification approach.

Interest income on investment securities is recognized using the assumed effective yield based upon a number of assumptions that are subject to uncertainties and contingencies. These assumptions include the expected maturity date of the security and the rate and timing of principal and interest receipts, which may be subject to prepayments, redemptions, calls, delinquencies and defaults. Premiums and discounts associated with the purchase of the investment securities are amortized/accreted into interest income over the estimated lives of the securities using the interest method. These uncertainties and contingencies are difficult to predict and are subject to future events and economic and market conditions, which may alter the assumptions.

Mortgage Loans Held for Sale

Mortgage loans held for sale include mortgage loans and any related deferred origination fees and costs, including loan officer commissions and stock-based compensation that is linked to loan production. Deferred net fees or costs are not amortized during the period the loans are held for sale, but are recognized when the loans are sold. Mortgage loans held for sale are carried at the lower of cost or fair value on an aggregate basis. Fair value is measured by examining outstanding commitments from investors or current investor yield requirements. Any adjustment to the carrying amount of loans resulting from the application of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, is considered in the determination of the lower of cost or fair value. Net unrealized losses are recognized in a valuation allowance by charges to income.

Gains and losses on the sale of loans to unrelated third parties are recognized at settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. These transactions are treated as sales in accordance with SFAS No. 140. At the time of sale, a reserve is established for estimated contingencies in the form of loss indemnification related to customary standard representations and warranties made in connection with the sale. Contingency reserves related to loan sales are recorded as a component of net gain on sale of mortgage loans. Prior to 2004, the Company sold substantially all of the mortgage loans that it originated on a servicing-released basis to various investors. The Company currently sells, on a servicing-released or servicing-retained basis, the majority of the fixed-rate mortgage loans and some adjustable-rate mortgage loans it originates. The Company retains for investment certain prime quality adjustable-rate mortgage loans it originates, including hybrid products. The top three investors for each year purchased approximately 92%, 72% and 73%, respectively, of the carrying value of loans sold for the years ended December 31, 2005, 2004 and 2003.

The majority of the loans originated by the Company are in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for sale along with the liquidity of the underlying security.

Mortgage Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. Loans held for investment are recorded at their unpaid principal balance together with the net unamortized deferred loan origination costs, including loan officer commissions and stock-based compensation that is linked to loan production, and fees. These loan origination fees and direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Net unearned income or costs are amortized into income over the estimated life of the loan using methods that approximate the interest method. Interest income is accrued based on the outstanding principal amount and contractual terms of each individual loan.

HomeBanc’s directors and officers, and the directors and officers of HomeBanc’s subsidiaries, as well as some of the business organizations and individuals associated with those directors and officers, have been customers of the Company and have had, and may, to the extent permitted by the Sarbanes-Oxley Act of 2002 and HomeBanc’s Code of Conduct and Ethics and its corporate governance guidelines, continue to have, mortgage loans with the Company in the ordinary course of business. These mortgage banking relationships include mortgage loans that were made on substantially the same terms, including interest rates, repayment terms and collateral, as those terms prevailing at the time for comparable mortgage banking transactions with other unrelated persons. These transactions did not and do not involve any greater than normal risk of collectibility or other unfavorable terms or features.

The majority of the loans held for investment by the Company are in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for investment along with the liquidity of the underlying security.

Allowance for Loan Losses

The Company began to maintain an Allowance as it began to accumulate mortgage loans held for investment in the first quarter of 2004. The Allowance represents management’s best estimate of losses inherent in the existing loan portfolio. The Allowance is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several factors, including historical loan loss experience of similar types of loans, the Company’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the value of collateral securing the loans, and current and anticipated economic and interest rate conditions. Evaluation of these factors requires that the Company’s management make subjective estimates and judgments that may change or prove to be incorrect.

Nonperforming Loans and Impaired Loans

The accrual of interest on loans is discontinued at the time the loan is 90 days past due. Past due status is based on contractual terms of the loan. Loans are generally charged off in the period in which an event occurs that confirms the existence of a loss. Loans are treated as non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans past due 90 days or more totaled $13.3 million and $3.9 million at December 31, 2005 and 2004, respectively.

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

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) are recognized when a mortgage loan is sold, on a servicing-retained basis, to a third party. In connection with the sale of mortgage loans, a portion of the cost of originating each loan is allocated to the MSRs based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as prepayment speeds, the cost to service the loan, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, and default rates and losses. The expense related to capitalized MSRs is amortized into other revenue in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

MSRs are periodically evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying the MSRs into tranches based on predominant risk characteristics, such as interest rate and loan type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance is recorded as an increase to income.

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

The Company retains servicing rights for those loans that it finds economically attractive to service. The Company also services construction-to-permanent loans during the construction phase of these mortgage loans. In addition, the Company generally has serviced loans that are the subject of sale transactions for up to 30 days after the loans are sold.

Receivable from Custodian

Receivable from custodian represents amounts held by the custodians of the trust entities organized to facilitate securitization activity relating to the interests of holders of the Company’s collateralized debt obligations in payments received from borrowers of the underlying loans.

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

Goodwill and Intangibles

Goodwill represents the excess of purchase price over net assets acquired in business combinations. Prior to 2002, the Company amortized goodwill over 20 years utilizing the straight-line method. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the cessation of amortization of goodwill. Accumulated amortization was $3.6 million at December 31, 2005 and 2004. Under SFAS No. 142, goodwill and intangible assets are deemed to have indefinite lives and are not amortized but are subjected to impairment testing.

The carrying value of goodwill is subject to at least an annual assessment for impairment at a reporting unit level by applying a fair value-based test. If the carrying value exceeds the fair value, goodwill is impaired. The Company regularly evaluates whether events and circumstances have occurred that indicate the value of goodwill may not be recoverable. In performing the annual assessment for impairment, the Company uses a discounted cash flow analysis. The calculation of cash flows begins with an estimation of net earnings in several trend scenarios, taking into account anticipated effective tax rates, over the next 10 years, including forecasted, high performance, low performance and worst-case trends. A terminal value, based on estimated earnings multiples, is added to each scenario at the end of 10 years to determine total cash flows. A discount factor, approximating a risk free rate of interest, is then applied to discount each cash flow scenario to determine the present value. The present value of each scenario is then weighted based on the probability of occurrence as assessed by management. The resulting weighted average present value is compared to the recorded equity of the reporting unit. As long as the weighted-average present value is greater, goodwill is not considered to be impaired. The Company performed its annual test for impairment of goodwill as of the designated testing date during 2005 and determined that there was no impairment.

Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Real estate owned of $2.0 million and $0.1 million as of December 31, 2005 and 2004, respectively, were included in other assets.

Loan Funding Payable

Loan funding payable represents amounts related to loans for which funds have been disbursed to the closing agent but have not been presented to the warehouse lenders for funding.

Repurchase Agreements

The Company has entered into repurchase agreements with certain lenders as discussed in Note 6, “Borrowings.” Repurchase agreements are accounted for as borrowings as the underlying loans and mortgage-backed securities are contractually subject to repurchase by the Company.

Stock-Based Compensation

The Company recognized stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair value-based method of accounting for equity awards. The fair value of equity awards granted is estimated as of the date of grant using a Black-Scholes option-pricing model or other fair value estimation methods, as appropriate. As permitted by SFAS No. 123, forfeitures are recognized as they occur. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which requires that forfeitures be estimated at grant date and factored into the associated compensation expense calculation. SFAS No. 123(R) required adoption for interim periods beginning after June 15, 2005; however, on April 14, 2005, the SEC approved Release No. 33-8568 (the “SEC Release”) delaying the effective date of SFAS No. 123(R) making it effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the issuance of the SEC Release, the Company will adopt this standard on January 1, 2006. Adoption will have an immaterial impact upon the Company’s financial condition, results of operations and cash flows.

Income Taxes

As long as it maintains its election and qualification as a REIT, HomeBanc and its qualified REIT subsidiaries generally will not be subject to taxation on the income it distributes to its shareholders. HomeBanc’s taxable REIT subsidiaries are subject to taxation. For those entities, HomeBanc accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach for accounting and reporting of income taxes. The provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between the book basis and tax basis of assets and liabilities that will result in deductible or taxable amounts in future years when such assets and liabilities are recovered or settled, respectively. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management’s belief that, based upon historical earnings and anticipated future earnings, normal operations or available tax planning strategies will generate sufficient future taxable income to realize these benefits within a relatively short period, generally no more than three years. Certain deferred tax assets (e.g., net operating loss carryforwards (“NOLs”)) may have much longer lives for tax purposes (e.g., 20 years for NOLs). When, in the opinion of management, it is “more likely than not” that the asset will be realized within three years, no valuation allowance is established for deferred tax assets.

Advertising, Marketing and Promotion Costs

The Company expenses advertising, marketing and promotion costs as incurred. Included in these costs are amounts paid to third parties related to SMAs.

Reserve for Contingencies

The Company maintains a reserve for contingencies that represents estimated losses arising through legal proceedings and on repurchases and indemnifications arising from representation and warranty claims and probable obligations related to disputes with investors on contractual obligations with respect to mortgage loans sold. The reserve is included in other liabilities in the consolidated balance sheet. Further discussion on the reserve for contingencies is included in Note 11, “Commitments and Contingencies.”

Derivative Financial Instruments

In accordance with SFAS No. 133, the Company records all derivative financial instruments in the consolidated balance sheet at their fair value in other assets or other liabilities. Changes in fair value are recorded each period in current earnings (other revenue or other operating expense) or other comprehensive income depending upon the purpose for using the derivative and its qualification, designation and effectiveness as a hedging instrument. Under SFAS No. 133, the Company may designate a derivative financial instrument as a hedging instrument in either a cash flow or a fair value hedging relationship.

Derivative financial instruments designated in a hedging relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. To the extent that a hedging instrument is proven effective in mitigating exposure to the risk being hedged, changes in fair value of the hedged item are recorded within current earnings as an offset to amounts recorded with respect to fair value changes of the derivative financial instrument.

Derivative financial instruments that are designated to hedge the variability in expected future cash flows of forecasted transactions are considered cash flow hedges. The effective portion of the change in fair value of the derivative financial instrument is recorded in accumulated other comprehensive income (“AOCI”) and reclassified into earnings during the period in which the hedged transaction occurs. Any ineffectiveness is recorded in current period earnings within the related revenue/expense line item.

The Company must perform a prospective assessment at the inception of each hedging relationship and at least quarterly thereafter to determine whether the derivative financial instrument is expected to be highly effective in hedging the designated risk. If the derivative financial instrument is no longer expected to be highly effective in the hedging relationship, hedge accounting must be discontinued prospectively. Retrospective testing must also be performed quarterly to determine whether the derivative financial instrument has been highly effective in achieving risk management objectives. When a hedging relationship fails retrospective testing, hedge accounting is discontinued at the date when the hedge was last demonstrated to be effective.

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

For cash flow hedges, when: (1) hedging criteria are no longer met; (2) management de-designates the hedging relationship; or (3) the hedging instrument has expired, been sold, terminated or exercised, changes in the value of the derivative financial instruments are recorded to current earnings, while the net gain or loss previously recorded in AOCI continues to be reported there until the hedged forecasted transaction impacts earnings. When the hedged forecasted transaction is deemed probable to not occur, the amounts recorded in AOCI are immediately released into current earnings.

Derivative financial instruments and hedging activities—business perspective.    The Company has developed risk management programs and processes intended to manage market risks associated with the Company’s business activities. Interest rate risk is a predominant risk that further influences a number of other business risks such as pricing risk, prepayment risk, valuation risk, balance sheet management and funding risk. As part of its risk management program, the Company utilizes derivative financial instruments, including interest rate swaps, interest rate basis swaps, forward contracts, interest rate caps and options on forward contracts, to manage interest rate risks associated with its balance sheet activities. The Company’s derivative financial instrument positions currently include cash flow hedges and other freestanding derivative financial instruments. The Company does not use derivative financial instruments for speculative purposes.

Loan production activities include the origination of mortgage loans, the warehousing of those loans in inventory and the resale of those loans to investors in the secondary market. The Company utilizes derivative financial instruments to protect against and manage interest rate risk and pricing risk associated with its mortgage loans held for sale and its mortgage pipeline. SFAS No. 133 defines interest rate lock commitments (“IRLCs”) relating to future mortgage loans held for sale as derivative financial instruments, which are marked-to-market through earnings. Similar to mortgage loans held for sale, the fair value of IRLCs is determined by examining outstanding commitments from investors or current investor yield requirements. The fair value of derivative financial instruments associated with mortgage loans held for sale and the mortgage pipeline is reported on a gross basis and included within other assets or other liabilities, as appropriate.

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

The Company consolidates its interests in the two captive private mortgage reinsurance companies consistent with FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as it is deemed to be the primary beneficiary.

The revenues for the mortgage reinsurance ventures were $1.5 million, $0.7 million and $0.3 million, respectively, during 2005, 2004 and 2003.

During the second quarter of 2005, the Company formed HomeBanc Capital Trust I to issue trust preferred securities to third party investors and to use the proceeds to purchase junior subordinated debentures from the Company. HomeBanc Capital Trust I used the proceeds from the sale of trust preferred securities to purchase an aggregate of $51.5 million of junior subordinated debentures issued by the Company. In accordance with FIN No. 46(R), HomeBanc Capital Trust I is not consolidated since the Company neither exercises control over the entity nor is it a variable interest holder in the entity because its obligations to HomeBanc Capital Trust I are predetermined and fixed in nature.

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

Reclassifications

Certain prior year balances have been reclassified to conform to the current presentation.

Note 2. Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, are summarized as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage-backed securities	$111,505	$136	$(385)	$111,256

Total securities available for sale	$111,505	$136	$(385)	$111,256

Securities Held to Maturity
Mortgage-backed securities	$68,425	$203	$—	$68,628

Total securities held to maturity	$68,425	$203	$—	$68,628

The Company did not hold investment securities at December 31, 2004.

The Company purchased these investment securities during the fourth quarter of 2005 and has not experienced any unrealized losses that could potentially be considered other-than-temporary impairment. At December 31, 2005, all of these securities were pledged as the underlying collateral for the Company’s obligations under repurchase agreements. The Company did not complete any sale transactions with respect to investment securities during 2005 or 2004. Expected maturities of securities differ from contractual maturities because some borrowers, whose obligations serve as collateral for the investment securities, have the right to prepay their obligations without prepayment penalties.

Note 3. Loans and the Allowance for Loan Losses

Substantially all of the mortgage loans held for investment are first liens on one-to-four unit residential properties, with most of the remaining balance represented by second liens on one-to-four unit residential properties related to which the Company also possesses the first lien. As of December 31, 2005 and 2004, the Company owned construction-to-permanent loans classified as held for investment in the amount of $7.9 million and $41.7 million, respectively. These loans generally have terms of less than one year. Included in mortgage loans held for sale as of December 31, 2005 and 2004 were $30.6 million and $17.8 million, respectively, of construction-to-permanent loans with terms generally less than one year. Included in mortgage loans held for sale were net deferred loan costs of $2.1 million and $0.7 million at December 31, 2005 and 2004, respectively. Net deferred loan costs included within loans held for investment were $26.4 million and $6.6 million at December 31, 2005 and 2004, respectively.

The Company did not hold mortgage loans held for investment at December 31, 2003 and, therefore, no Allowance existed at December 31, 2003. The changes in the Allowance for the years ended December 31, 2005 and 2004 are summarized as follows (dollars in thousands):

	2005	2004
Beginning balance	$2,870	$—
Provision for losses on loans	949	2,870
Loans charged-off	(134)	—
Recoveries of loans previously charged-off	6	—

Ending balance	$3,691	$2,870

Allowance for Loan Loss Methodology

During the fourth quarter of 2005, the Company finalized a review of its Allowance methodology. The focus was on validating and updating, as required by the SEC and GAAP, the estimates used in the calculation of the Allowance. The Company also assessed the impact that growing 2005 portfolio prepayments have had on the estimated losses.

Utilizing the new estimates, the required Allowance was determined to be $3.7 million as of December 31, 2005. As a result, the Company recorded a negative provision expense of $856,000 for the fourth quarter of 2005. As of December 31, 2005, it was determined that the provision would have been approximately $400,000 for the fourth quarter, or approximately $1.3 million, or $0.02 per share during 2005, more than the actual recorded provision utilizing the revised estimates if the previous methodology and estimates would have been used.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned. Nonperforming assets related to loans held for investment at December 31, 2005 and 2004 are summarized as follows (dollars in thousands):

	2005	2004
Nonaccrual loans	$13,316	$3,889
Restructured loans	—	—

Total nonperforming loans	13,316	3,889
Real estate owned	1,000	—

Total nonperforming assets	$14,316	$3,889

The impact on interest income of nonperforming loans was $0.6 million for the year ended December 31, 2005 and was not material for the years ended December 31, 2004 and 2003.

Note 4. Mortgage Servicing Rights

In December 2003, the Company began retaining the servicing responsibilities for certain nonconforming mortgage loans and a limited number of Fannie Mae mortgage loans. Servicing fees earned on these loans are calculated as a percentage of the outstanding principal balance, currently ranging from 0.25% to 0.375%. At December 31, 2005, the Company was acting as servicer on behalf of others for approximately $1.0 billion of such loans, compared to $565.7 million at December 31, 2004. The principal balance of loans serviced for others are not included in the consolidated balance sheet. The following table presents a reconciliation of the changes in MSRs for the years ended December 31, (dollars in thousands):

	2005	2004
Mortgage Servicing Rights, Net
Beginning balance	$5,097	$400
Mortgage servicing rights capitalized	8,364	6,276
Amortization of servicing rights	(2,589)	(1,579)
Valuation allowance	(784)	—

Ending balance	$10,088	$5,097

The fair value of MSRs at December 31, 2005 was $10.1 million. Significant assumptions utilized in determining the fair value were as follows:

Prepayment speed assumptions	29.7% – 34.1% Constant prepayment rate
Weighted average discount rate	16.19%

The significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of the MSRs as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At December 31, 2005, the reduction in the current fair value of MSRs resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $1.8 million and $3.5 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loan and the costs related to refinancing. Refer to Note 1 for the predominant risk characteristics in the underlying loans that are used to stratify the MSRs for purposes of measuring impairment.

The following table presents changes in the associated valuation allowance for the year ended December 31, 2005 (dollars in thousands):

Valuation Allowance
Beginning balance	$—
Servicing valuation provision	784

Ending balance	$784

No valuation allowance was required in 2004.

Note 5. Premises and Equipment

The Company’s premises and equipment are summarized as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Furniture and fixtures	$15,122	$13,975
Leasehold improvements	9,977	8,351
Computer equipment	9,376	8,579
Software	17,521	12,057
Equipment	2,369	1,915
Work in progress	14,150	6,514

	68,515	51,391
Less accumulated depreciation	(26,843)	(18,366)

Ending balance	$41,672	$33,025

Work in progress includes all capitalizable expenses incurred through December 31, 2005 and 2004, primarily for costs related to development of modules of HomeBanc Way II. HomeBanc Way II is a multi-year program to design and implement a new set of business processes, technology and best practices for originating, processing and closing residential loans. The primary goals are to gain substantial improvements in operational efficiencies, sales productivity and a reduction of loan defects. As of December 31, 2005 the HomeBanc Way II investment to date was $19.3 million, of which $8.7 million was placed in service and the remaining $10.6 million was classified as work in progress. Accumulated amortization as of December 31, 2005 and 2004 was $2.7 million and $0.6 million, respectively. The total cost of the multi-year investment is projected to be $22.6 million.

Note 6. Borrowings

A summary of the Company’s borrowings are as follows:

	December 31,
	2005		2004
	(Dollars in thousands)
	Balance	Rate	Balance	Rate
Warehouse line of credit led by JP Morgan Chase Bank—bearing interest at 30-day LIBOR plus a margin based on loan type; maximum borrowing capacity of $500,000; maturity date of July 31, 2006	$338,749	5.42%	$297,150	3.59%
Repurchase line of credit with Merrill Lynch Mortgage Capital Inc.—bearing interest at 30-day LIBOR plus a margin based on loan type; maximum borrowing capacity of $150,000; maturity date of February 24, 2006	501	6.29%	5,654	3.75%
As Soon as Pooled Plus® line of credit with Fannie Mae—bearing interest at the fed funds rate plus a margin. No maturity date	5,019	4.98%	30,979	2.99%

Total warehouse lines of credit	$344,269	5.42%	$333,783	3.54%

Aggregation credit facility with JPMorgan Chase Bank—bearing interest at 30-day LIBOR plus a margin; maximum borrowing capacity of $500,000 (temporarily expanded to $600,000 as of December 31, 2004); maturity date of July 12, 2006	$113,676	4.94%	$472,694	2.94%
Aggregation credit facility with Bear Stearns & Co.—bearing interest at 30-day LIBOR plus a margin; maximum borrowing capacity of $300,000 (temporarily expanded to $400,000 as of December 31, 2004); maturity date of September 28, 2006	5,009	4.98%	396,735	3.00%

Total aggregation credit facilities	$118,685	4.94%	$869,429	2.97%

Master repurchase agreements with Bear Stearns International Limited, Merrill Lynch Government Securities Inc., and Citigroup Global Markets Inc.—bearing interest at 30-day and 90-day LIBOR plus a margin	$215,927	4.50%	$—	—

Total mortgage backed security repurchase agreements	$215,927	4.50%	$—	—

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

The Company was in violation of three covenants related to the $100 million repurchase line of credit (the “Repurchase Line”) dated August 8, 2003 through Credit Suisse First Boston Mortgage Capital, LLC (“CSFB”) during the three months ended March 31, 2004. The Company received a waiver of such defaults, and a related amendment to the Repurchase Line was completed. As of August 6, 2004, the Company again amended the Repurchase Line to extend the maturity date to November 5, 2004. HBMC terminated the Repurchase Line on September 30, 2004 and repaid in full the $27.7 million balance of the outstanding commitments under the Repurchase Line. There were no penalties incurred as a result of the termination of the Repurchase Line.

The Bear Stearns aggregation credit facility, used to finance a portion of the mortgage loans that the Company originates, was amended on January 24, 2005, effective as of December 31, 2004, since the Company would not have met the GAAP net income covenant applicable at that date. The amendment requires the Company to have a consolidated GAAP net loss of no greater than $15 million for the quarter ended March 31, 2005, a consolidated GAAP net loss of no greater than $10 million for the quarter ended June 30, 2005, a consolidated GAAP net loss of no greater than $5 million for the quarter ended September 30, 2005, consolidated GAAP net income of no less than $1.00 for the quarter ended December 31, 2005 and consolidated GAAP net income of at least $2.00 for every two consecutive quarters thereafter.

HomeBanc and its subsidiaries were in compliance with all debt covenants as of December 31, 2005.

Repurchase Agreements

HBMC and HomeBanc use loan repurchase agreements to supplement its warehouse facility and finance a portion of the mortgage loans that it originates. Under these repurchase agreements, HBMC sells a mortgage loan to the counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor. As of December 31, 2005, Merrill Lynch Mortgage Capital Inc. serves as the sole counterparty to HBMC for loan repurchase agreements.

The Company also uses master repurchase agreements to finance investment securities. The master repurchase agreements are collateralized by the underlying investment securities that they are used to finance, and the terms of the arrangements generally allow the Company to borrow up to 95% of the market value of the securities.

Trust Preferred Securities

During the second quarter of 2005, the Company formed HomeBanc Capital Trust I (“Capital Trust I”) to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $51.5 million in Junior Subordinated Debentures (the “Debentures”) to Capital Trust I, which in turn issued $50.0 million in trust preferred securities to a third party investor and $1.5 million in common trust securities to the Company. The trust preferred securities and the Debentures mature on June 30, 2035 and are callable by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption after five years. Both the Debentures and the trust preferred securities bear interest at a floating rate equal to three-month LIBOR plus 365 basis points.

For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities allow us to include the trust preferred securities issued as equity.

Collateralized Debt Obligations

The Company completed two securitizations of its mortgage loans held for investment during 2004 and five securitizations during 2005, all of which have been accounted for as secured borrowings in accordance with the provisions of SFAS No. 140.

On July 29, 2004, the Company completed its first loan securitization, through an offering by the 2004-1 Trust, of approximately $989.2 million of notes (the “2004-1 Notes”) backed by adjustable-rate, residential first-lien mortgage loans. The approximate amount of each class of the 2004-1 Notes, together with the interest rate and the initial credit ratings for each class assigned by Moody’s and Standard & Poor’s Ratings Services (“S&P”), respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /S&P
I-A	$200,000,000	LIBOR + 0.43%	Aaa/AAA
II-A	680,790,000	LIBOR + 0.43%	Aaa/AAA
I-M-1	9,551,000	LIBOR + 0.60%	Aa2/AA
II-M-1	32,637,000	LIBOR + 0.60%	Aa2/AA
I-M-2	9,439,000	LIBOR + 1.15%	Aa2/AA
II-M-2	32,637,000	LIBOR + 1.15%	Aa2/AA
I-B	4,944,000	LIBOR + 1.50%	Baa2/BBB
II-B	19,198,000	LIBOR + 1.50%	Baa2/BBB

All classes of the 2004-1 Notes listed above were sold to the public except for the I-B and II-B classes, which were retained by the Company.

In connection with the issuance of the 2004-1 Notes, the Company incurred costs of $3.1 million, which were deducted from the proceeds of the securitization. The costs are included in other assets and are being amortized monthly into interest expense in proportion to the outstanding balance of the 2004-1 Notes.

On October 29, 2004, the Company completed its second loan securitization, through an offering by the 2004-2 Trust, of approximately $894.7 million of notes (the “2004-2 Notes”) backed by adjustable-rate, residential first-lien mortgage loans. The approximate amount of each class of the 2004-2 Notes, together with the interest rate and the initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /S&P
A-1	$687,048,300	LIBOR + 0.37%	Aaa/AAA
A-2	76,338,700	LIBOR + 0.45%	Aaa/AAA
M-1	78,385,900	LIBOR + 0.65%	Aa2/AA
M-2	35,017,800	LIBOR + 1.15%	A2/A
B-1	17,957,801	LIBOR + 1.50%	Baa2/BBB

All classes of the 2004-2 Notes listed above were sold to the public except for the B-1 class, which was retained by the Company.

In connection with the issuance of the 2004-2 Notes, the Company incurred costs of $2.7 million, which were deducted from the proceeds of the securitization. The costs are included in other assets and are being amortized monthly in proportion to the outstanding balance of the 2004-2 Notes.

On February 23, 2005, the Company completed its third loan securitization, through an offering by the 2005-1 Trust, of approximately $1.1 billion of notes (the “2005-1 Notes”) backed by adjustable-rate, residential first-lien mortgage loans. The approximate amount of each class of the 2005-1 Notes sold to the public, together with the interest rate and the initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

In connection with the issuance of the 2005-1 Notes, the Company incurred costs of $3.4 million, which are being amortized monthly into interest expense in proportion to the outstanding balance of the 2005-1 Notes. The Company also paid premiums of $5.1 million for interest rate caps designated in cash flow hedging relationships of future interest payments associated with the 2005-1 Notes.

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

On March 31, 2005, the Company completed its fourth loan securitization, through an offering by the 2005-2 Trust, of approximately $170.9 million of notes (the “2005-2 Notes”) backed by adjustable-rate, residential second-lien mortgage loans. The approximate amount of each class of the 2005-2 Notes, together with the interest rate and the initial credit ratings for each class assigned by Moody’s and Fitch, Inc. (“Fitch”), respectively, are set forth below:

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

In connection with the issuance of the 2005-2 Notes, the Company incurred costs of $0.8 million, which are being amortized monthly into interest expense in proportion to the outstanding balance of the 2005-2 Notes.

On May 27, 2005, the Company completed its fifth loan securitization, through an offering by the 2005-3 Trust, of approximately $1.0 billion of notes (the “2005-3 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2005-3 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

In connection with the issuance of the 2005-3 Notes, the Company incurred costs of $3.1 million, which are being amortized monthly into interest expense in proportion to the outstanding balance of the 2005-3 Notes. The Company also paid premiums of $1.9 million for interest rate caps designated in cash flow hedging relationships of future interest payments associated with the 2005-3 Notes. As previously discussed, the premiums paid are allocated to the periods in which the cash flows are expected to take place and subsequently recognized into expense as they occur.

On August 30, 2005, the Company completed its sixth loan securitization, through an offering by the 2005-4 Trust, of approximately $1.1 billion of notes (the “2005-4 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2005-4 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

In connection with the issuance of the 2005-4 Notes, the Company incurred costs of $3.2 million, which are being amortized monthly into interest expense in proportion to the outstanding balance of the 2005-4 Notes. The Company also entered into interest rate swaps to mitigate the impact of variability of cash flows associated with the 2005-4 Notes. The swaps had a notional value of $1.0 billion at inception which amortizes corresponding to the forecasted balances of the underlying securitized loans.

On November 30, 2005, the Company completed its seventh loan securitization, through an offering by the 2005-5 Trust, of approximately $995.7 million of notes (the “2005-5 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2005-5 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /S&P
A-1	$833,094,000	LIBOR plus 0.26%	Aaa /AAA
A-2	100,071,000	LIBOR plus 0.34%	Aaa /AAA
M-1	13,009,400	LIBOR plus 0.49%	Aa1 /AA+
M-2	9,506,800	LIBOR plus 0.52%	Aa2 /AA
M-3	6,504,700	LIBOR plus 0.54%	Aa3 /AA-
M-4	11,007,900	LIBOR plus 0.75%	A2 / A
M-5	13,509,700	LIBOR plus 2.10%	NR / BBB
B-1	5,003,600	LIBOR plus 2.10%	NR / BBB-
B-2	4,002,900	LIBOR plus 2.10%	NR /BB

All classes of the 2005-5 Notes listed above were sold to the public except for the M-4, M-5, B-1 and B-2 classes, which were retained by the Company.

In connection with the issuance of the 2005-5 Notes, the Company incurred costs of $3.1 million, which are being amortized monthly into interest expense in proportion to the outstanding balance of the 2005-5 Notes. The Company also entered into interest rate swaps to mitigate the impact of variability of cash flows associated with the 2005-5 Notes. The swaps had a notional value of $1.0 billion, which amortizes corresponding to the forecasted balances of the underlying securitized loans.

As of December 31, 2005, $5.1 billion in mortgage loans classified as held for investment in the consolidated balance sheet were pledged as collateral for the notes issued in connection with the Company’s various securitizations. The Company has credit risk on loans it has securitized. The following tables summarize loan delinquency information as of December 31, 2005 and December 31, 2004:

2005 Delinquency Status	Loan Count	Loan Balance (Dollars in thousands)	Percent of Unpaid Securitized Balance	Percent of Total Assets
60 to 89 days	64	$10,056	0.2%	0.1%
90 days or more	38	5,794	0.1	0.1
In bankruptcy and foreclosure	54	11,008	0.2	0.2

Total	156	$26,858	0.5	0.4

2004 Delinquency Status	Loan Count	Loan Balance (Dollars in thousands)	Percent of Unpaid Securitized Balance	Percent of Total Assets
60 to 89 days	7	$1,815	0.1%	0.0%
90 days or more	9	2,003	0.1	0.0
In bankruptcy and foreclosure	2	2,053	0.1	0.0

Total	18	$5,871	0.3%	0.0%

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

Note 7. Earnings per Share

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

Earnings per share of common stock have been computed based on the following for the years ended December 31, (dollars in thousands, except per share amounts):

	2005	2004	2003
Net (loss) income	$(11,635)	$(48,333)	$7,711

Net (loss) income per share of common stock outstanding:
Basic	$(0.21)	$(1.99)	$1.24
Diluted	(0.21)	(1.99)	1.24
Average number of shares of common stock outstanding:
Basic	55,347,812	24,226,970	6,237,443
Diluted	55,347,812	24,226,970	6,237,443

Excluded from the computation of diluted shares for the years ended December 31, 2005 and 2004 were 1.3 million and 1.2 million, respectively, of stock appreciation rights and 0.8 million of restricted stock units at both dates because the effect would be antidilutive due to the Company’s net loss. There were no stock appreciation rights or restricted stock units outstanding during 2003.

Note 8. Income Taxes

The components of income tax expense are as follows:

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current tax expense:
Federal	$—	$—	$240
State	—	—	405
Deferred tax expense (benefit):
Federal	(10,674)	(15,416)	4,414
State	(1,189)	(2,861)	619

Income tax (benefit) expense	$(11,863)	$(18,277)	$5,678

Deferred income tax balances reflect the impact of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Deferred Tax Assets
Net operating loss	$42,496	$21,379
Loss reserves	1,856	1,758
Lease incentives	2,593	—
Deferred and stock-based compensation	2,926	1,899
Deferred revenue	170	2,510
Amortization of terminated hedging contracts	76	—
Other	352	149

Total deferred tax assets	50,469	27,695

Deferred Tax Liabilities
Amortization of goodwill	5,019	3,682
Depreciation and software development	2,941	5,628
Mortgage servicing rights	3,403	1,386
Deferred loan fees, net	2,014	2,394
Amortization of terminated hedging contracts	—	1,084
Prepaid liabilities	88	217
Accrued severance	—	168
Other	—	1,163

Total deferred tax liabilities	13,465	15,722
Less: Valuation allowance	(13,242)	—

Net deferred tax asset	$23,762	$11,973

A reconciliation of the statutory income tax rate to the effective tax rate is presented below:

	Years ended December 31,
	2005	2004	2003
Statutory rate	(35.0)%	(35.0)%	35.0%
Change resulting from:
Nontaxable income of REIT	(98.2)	(6.9)	—
Gain on sale of loans between HBMC and REIT	36.2	14.0	—
State taxes, net of federal tax benefit	(10.7)	(3.1)	6.0
Meals and entertainment	3.1	0.5	2.2
Valuation allowance	56.4	—	—
Other, net	(2.3)	3.1	(0.8)

Effective tax rate	(50.5)%	(27.4)%	42.4%

Note 9. Other Comprehensive Income

The following table presents a reconciliation of the net change in unrealized gains (losses) on cash flow hedges and available for sale securities:

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
For the Year Ended December 31, 2005
Change in the unrealized gains/(losses) on cash flow hedges	$40,655	$168	$40,823
Less: Reclassification for gains/(losses) included in net earnings	(3,162)	—	(3,162)

Net change in the unrealized gains/(losses) on cash flow hedges	$37,493	$168	$37,661

Change in the unrealized losses on available for sale securities	$(250)	$—	$(250)
Less: Reclassification for losses included in net earnings	—	—	—

Net change in the unrealized gains/losses on available for sale securities	$(250)	$—	$(250)

	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Dollars in thousands)
For the Year Ended December 31, 2004
Change in the unrealized gains/(losses) on cash flow hedges	$5,036	$(1,964)	$3,072
Less: Reclassification for gains/(losses) included in net earnings	(2,111)	823	(1,288)

Net change in the unrealized gains/(losses) on cash flow hedges	$2,925	$(1,141)	$1,784

The net change in the unrealized gains/losses on cash flow hedges amounted to $0.3 million during 2003. There were no unrealized gains and losses on available for sale securities in 2004 or 2003 as the Company’s securities holdings were purchased during the fourth quarter of 2005. Reclassifications from other comprehensive income included in net earnings during 2003 were not material for presentation.

Note 10. Other Revenue and Other Operating Expense

The major components of other revenue and other operating expense are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Other revenue
HomeBanc Title Partners	$3,924	$1,355	$517
Undesignated derivative financial instrument gains	5,269	—	—
Mortgage servicing income, net	210	1,852	—
Other	1,465	986	428

Total other revenue	$10,868	$4,193	$945

Other operating expense
Consulting	$6,716	$4,816	$1,697
Audit, tax and legal	2,183	1,592	498
Business travel	1,784	1,861	1,515
Information systems maintenance	1,317	1,531	615
Business insurance	1,179	1,356	748
Recruiting	1,021	1,212	740
Other	11,061	5,858	6,319

Total other operating expense	$25,261	$18,226	$12,132

Note 11. Commitments and Contingencies

Lease Commitments

The Company leases its office space and certain equipment under noncancelable operating leases. Most leases contain renewal options that facilitate the extension of existing leases at some point in advance of the end of the lease term (typically six-nine months), and escalation provisions that increase lease payments over the lease term based upon predetermined annual rates and escalations due to operating expense increases (generally 3-5%). Rent expense was $11.6 million, $10.7 million and $9.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, future minimum payments under noncancelable leases were as follows (dollars in thousands):

2006	$10,803
2007	10,643
2008	10,068
2009	8,722
2010	7,183
Thereafter	19,568

Total	$66,987

During 2003, the Company entered into a lease for new corporate offices that allowed the Company to consolidate personnel located in three separate buildings. The new lease resulted in the early termination of one lease in 2003 and the abandonment of another leased facility in 2004. The Company recorded a charge of $574,000 related to the 2003 termination and recorded a non-cash charge of approximately $5.5 million during the first quarter of 2004 related to the abandonment of the second leased facility. The new lease also provided for a $5.2 million allowance related to tenant improvements. The impact of this allowance was an increase in property and equipment with a corresponding increase in other liabilities for the future adjustments required to rent expense as a result of the impact of straight-lining tenant improvement allowances as an element of rent expense in accordance with GAAP.

The Company has entered into subleasing arrangements for space within certain facilities occupied under existing lease agreements. Future payments to be received under these agreements amount to approximately $400,000 through June 30, 2007.

Legal Contingencies

The nature of the Company’s business requires compliance with various state and federal lending laws and exposes the Company to a variety of legal proceedings and matters in the ordinary course of business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company is also subject to legal proceedings from time to time related to employee and employment issues.

Over the past few years, the number and scope of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and others with sales duties are required to be paid overtime under the Fair Labor Standards Act appear to be increasing. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs. HomeBanc has received several such claims, and currently has several lawsuits pending in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they are owed back pay for unpaid overtime. HomeBanc intends to defend these claims vigorously.

The Company presently believes that all of the proceedings to which it is presently subject, taken as a whole, do and will not have a material adverse impact on its financial condition or results of operations.

Loans Sold With Recourse

The Company enters into residential mortgage loan sale agreements with investors in the ordinary course of its business. These agreements usually require the Company to make certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans that the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally provides indemnification on certain loans, when appropriate. Management maintains a liability for estimated losses on loans expected to be repurchased, or on which indemnification is expected to be provided, and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold on a servicing-released basis, were $1,985 million, $1,950 million and $5,834 million in 2005, 2004 and 2003, respectively. Total loans repurchased during 2005, 2004 and 2003 were $7.4 million, $2.4 million and $1.3 million, respectively. The Company has agreed to indemnify purchasers for future losses, if incurred, on $59.4 million of loans outstanding at December 31, 2005, compared with $49.6 million at December 31, 2004. In addition, total loans sold of $10.8 million remained uninsured as of December 31, 2005. The volume and balance of uninsured government loans may be affected by processing or notification delays. To the extent insurance is not obtained, the loans may be subject to repurchase.

Uninsured government loans, which were ultimately repurchased, have been included in the repurchase totals above. The provision for losses was $2.4 million, $4.3 million and $1.0 million for 2005, 2004 and 2003, respectively. Losses charged against the liability for estimated losses, including uninsured government loans, were $2.1 million, $1.6 million and $1.2 million for 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the liability for estimated losses on repurchases and indemnifications was $4.1 million and $3.2 million, respectively, and was included in other liabilities as a component of total loss reserves.

Severance Obligations

Steven R. McClellan, the Company’s former Chief Financial Officer, submitted his resignation effective August 31, 2004. Mr. McClellan served as a consultant to the Company through December 31, 2004 and received monthly cash compensation for severance of approximately $36,000 from the Company through December 31, 2005, all of which was expensed in 2004. As of December 31, 2005, the contract terminated and no amounts remain payable.

Loan Commitments

Commitments to extend credit are agreements to lend. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Commitments to extend credit totaled $345.8 million and $397.4 million at December 31, 2005 and 2004, respectively.

SMA Obligations

At December 31, 2005, future minimum payments under strategic marketing alliance contracts with residential realtors and home builders were as follows (dollars in thousands):

2006	$14,701
2007	8,433
2008	4,347
2009	137

Total	$27,618

When-Issued Securities

When-issued securities are commitments to either purchase or sell securities when, as and if they are issued. The trades are contingent upon the actual issuance of the security. These transactions represent conditional commitments made by HBMC, and risk arises from the possible inability of the counterparties to meet the terms of their contracts and from market movements in securities values and interest rates. During the fourth quarter of 2005, HBMC entered into a commitment to purchase when-issued mortgage-backed securities in the amount of $148.7 million, which settled subsequent to December 31, 2005. No such commitments were outstanding as of December 31, 2004.

Note 12. Employee Benefit Plans

Stock Incentive Plans

Prior to the Offering, Holdings sold 300,000 common units to employees of HBMC at $0.10 per unit, which is the cost at which the units were originally repurchased by the Company. The units vested over a period of five years or upon a change in control of the Company. The fair value of such units was approximately $0.6 million and was being recognized as expense over the five-year vesting period. Fair value was determined based on the estimated per share value of the units in light of the then proposed Offering. Upon the change in control resulting from the Offering and reorganization, these units immediately vested, and substantially all of the compensation expense was recognized in the third quarter of 2004.

During 2004, the Company’s board of directors and shareholders approved and adopted the HomeBanc Corp. Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”). On June 30, 2004, the LTIP was adopted by the Company’s board of directors and approved by the shareholders. The general provisions of the LTIP include the following:

•	Grants are awarded consistent with guidelines established by the compensation committee of the board of directors and may be in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance awards, dividend equivalents or other stock-based awards. RSUs and SARs are the only grants which have been awarded to date and are described below.

•	Awards have a price equal to the fair market value of HomeBanc common stock at the date of grant.

•	Grants remain outstanding 10 years after their issue date.

•	All grants vest at 25% per year over four years from the grant date, except for grants to directors of the Company, which vest and become non-forfeitable on a prorated monthly basis over the 12 months following the date of the grant.

•	The LTIP expires in 2014.

•	The total number of shares available for issuance upon the grant or exercise of awards under the LTIP is 3,300,000, of which 2,134,061 had been awarded as of December 31, 2005.

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

As initially structured, SARs granted in 2004 included tandem dividend equivalent rights in the form of RSUs that were converted to shares of common stock when the SAR is exercised. During the third quarter of

2005, due to the unintended impact of section 409A of the Code, the terms of the 2004 SAR awards were amended to provide that any associated accumulated restricted stock units in which the grantee was vested as of the anniversary date of the grant would be converted to shares of the Company’s common stock and delivered to the holder on such anniversary date. The impact of the modification was not material. SARs granted in 2005 do not include tandem dividend rights.

The following were the weighted-average assumptions used for grants of SARs during 2004 when applying the Black-Scholes valuation model: expected dividend yield of 0.00%; expected volatility of 19.66%; risk-free interest rate of 4.35%; and an expected life of 8.0 years.

The following were the weighted-average assumptions used for grants of SARs during 2005: expected dividend yield of 10.65%; expected volatility of 22.12%; risk-free interest rate of 4.06%; and an expected life of 6.5 years.

Additional information with respect to SARs is as follows for the years ended December 31,:

	2005		2004
	Weighted Average Price	Number	Weighted Average Price	Number
Outstanding at beginning of year	$7.56	1,248,035	$—	—
Granted	8.36	214,918	7.56	1,385,150
Exercised	—	—	—	—
Canceled or surrendered	7.59	(122,403)	7.50	(137,115)

Outstanding at period-end	7.69	1,340,550	7.56	1,248,035

SARs exercisable at period-end	7.55	283,147	—	—

SARs outstanding and exercisable at December 31, 2005 are summarized as follows:

Range of Exercise Prices	SARs	Outstanding Weighted Average Remaining Life	Weighted Average Price	Outstanding and Exercisable
				SARs	Weighted Average Price
$ 7.50 – $9.67	1,340,550	104.3 months	$7.69	283,147	$7.55

During the years ended December 31, 2005 and 2004, the Company recognized $0.8 million and $0.4 million, respectively, in expense related to SARs.

Description of Restricted Stock Units

RSUs represent the right to receive shares of common stock in the future, subject to the satisfaction of vesting requirements. Until the RSUs are settled on each applicable vesting date and stock is delivered, the grantee does not own actual shares of stock and, therefore, does not have voting rights or receive dividends. All of the RSUs granted to date have tandem dividend rights. RSUs granted in 2004 included tandem dividend equivalent rights, according to which the dollar amount of any dividends paid on the Company’s common stock is converted to additional RSUs based on the stock price at the dividend payment date and credited to the account of the grantee. Such additional RSUs are subject to the same forfeiture and transfer restrictions and payment terms as apply to the RSUs with respect to which they relate. RSUs granted to HomeBanc associates in 2005 include dividend equivalent rights that accrue in cash and are credited to an account established for the holder of the RSUs. Balances in the cash account are subject to the same vesting and forfeiture provisions as the RSUs to which they related. Dividend equivalent rights associated with RSUs granted to non-employee members of the board of directors during 2005 continue to be paid in the form of additional RSUs.

Additional information with respect to RSUs is as follows for the years ended December 31,:

	2005		2004
	Weighted Average Price	Number	Weighted Average Price	Number
Outstanding at beginning of year	$7.64	759,219	$—	—
Granted	8.68	260,976	7.63	813,919
Distribution of vested units	7.65	(200,914)	—	—
Canceled or surrendered	7.64	(25,770)	7.50	(54,700)

Outstanding at period-end	7.98	793,511	7.64	759,219

The market value as of date of grant of the RSUs is charged to expense on a pro-rata basis as the restrictions lapse. The total amount expensed during the years ended December 31, 2005 and 2004 was $1.9 million and $0.7 million, respectively.

Sales Equity Plan

During the second quarter of 2005, the Company’s shareholders approved the HomeBanc Corp. Sales Equity Incentive Plan (the “Sales Equity Plan”). The Sales Equity Plan offers an enhanced commission structure to the Company’s loan officers in the form of quarterly grants of restricted shares of the Company’s common stock when certain individual performance targets are met. The plan administrator purchases shares of HomeBanc common stock in the open market on a quarterly basis and holds them on behalf of the participants, subject to vesting requirements. The awards vest 25% at December 31 of each year, commencing with the year of grant, until 100% vested. Compensation expense recognized during the year ended December 31, 2005 was approximately $0.4 million. Unearned compensation in the consolidated balance sheet at December 31, 2005 represents the cost, based on date of grant, of approximately 260,000 shares of restricted stock awarded under the Sales Equity Plan, net of the related amortization expense. Forfeited shares are used to satisfy subsequent awards. Forfeited shares not yet granted through subsequent awards are reflected as treasury stock on the consolidated balance sheet.

HomeBanc Mortgage Corporation 401(k) Retirement Plan

The Company has a defined-contribution employee benefit plan qualifying under section 401(k) of the Code. Employees of the Company are able to participate in the plan immediately upon employment and are eligible for the Company’s matching contributions after completing one year of employment. Under this plan, a plan member may make contributions, on a tax-deferred basis, from 1% to 15% of total compensation not to exceed the maximum established annually by the Code. The Company matching contributions, with the match equal to 33% of the employee’s contribution, up to a maximum of 6% of the employee’s total calendar year compensation. The matching contribution was increased from 33% to 50% effective April 1, 2005. The Company may make discretionary profit sharing contributions to the plan. Plan contributions charged to expense were $2.1 million, $1.4 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred Compensation Plan

The Company initiated a deferred compensation plan during 2003 for management and other highly compensated employees of the Company. Participants elect to defer a portion of their compensation, on a tax-deferred basis, into the plan. The Company has established a Rabbi Trust to hold the assets of the plan separate from the Company’s general assets. The assets of the Rabbi Trust are, however, consolidated for financial statement presentation purposes in accordance with Emerging Issues Task Force No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested. At the time a participant elects to defer compensation, a contribution is made on behalf of the participant to the Rabbi Trust. The value of the plan assets, along with the corresponding liability for the obligations of the trust to the plan participant, is adjusted periodically to reflect changes in the fair value. The Company incurred $130,000 and $170,000 in expenses related to plan administration costs during 2005 and 2004, respectively.

Note 13. Related Party Transactions

In prior years, the Company entered into various agreements with its primary investor, GTCR Golder Rauner, L.L.C., regarding services provided by the investor to the Company. Amounts accrued but unpaid since inception related to these agreements as of December 31, 2005 and 2004 were $0.4 million and zero, respectively.

The Company has granted first- and second-lien mortgage loans to certain of its directors, executive officers and their affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risks of collectability. The aggregate dollar amount of these loans at December 31, 2005 and 2004 represented less than 5% of total shareholders’ equity.

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

Prior to joining the Company on March 1, 2005, Dr. Courtney R. McCashland was chief executive officer of TalentMine™, a division of Lydian Trust Company. Dr. McCashland also owned a 20% equity interest in TalentMine. During 2003 and 2004, the Company engaged TalentMine to assist in the development of its online assessment and development tools for recruiting and evaluating associates and leased from TalentMine certain custom-developed software components used to develop the Company’s internal recruiting tools. In 2004, the Company amended the existing software lease agreement to become a purchase agreement for these components. The total consideration for the purchase of the components was $0.3 million payable in four quarterly installments during 2005. The Company also agreed to pay TalentMine a monthly retainer of $12,300 for hardware and software support and maintenance services during 2005 to assist in the transition from a leasing arrangement to ownership of the software components. The Company paid TalentMine an aggregate of $0.6 million in 2005 and $0.4 million in 2004. In connection with her employment, Dr. McCashland sold her equity interest in TalentMine in April 2005.

Note 14. Regulatory Compliance

HBMC is required to satisfy minimum net worth capital requirements with various governmental agencies and government-sponsored enterprises. HBMC was in compliance with such minimums as of December 31, 2005.

HBMC is also covered under a Mortgage Bankers Blanket Bond policy. The bond is carried with a large multinational insurance company and is in the amount of $5.0 million. In addition, HBMC is covered by an errors and omissions policy by the same carrier in the amount of $5.0 million.

The Company is subject to various capital requirements in connection with seller/servicer agreements that HBMC has entered into with secondary market investors. Failure to maintain minimum capital requirements could result in the Company’s inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on the Company’s financial statements. The Company was in compliance with such minimums as of December 31, 2005.

Note 15. Derivative Financial Instruments

The Company enters into derivative financial instrument transactions principally for the purpose of protecting against the risks of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Company is also required to recognize certain contracts and commitments as derivative financial instruments when the characteristics of those contracts and commitments meet the definition under SFAS No. 133.

Cash Flow Hedges

The Company is exposed to credit and interest-rate risk related to its mortgage loans held for sale inventory from the time a loan is closed until completion of normal post-closing review and the subsequent sale of the loan, normally 60 to 90 days. To mitigate interest rate risk associated with the origination of loans held for sale, the Company enters into forward sales contracts, which are contracts for the delayed delivery of mortgage loans in which the Company agrees to make delivery at a specified future date of a specified instrument at a specified price or yield. These forward sale contracts, up until April 1, 2004, were designated as cash flow hedges of anticipated loan sale transactions. On April 1, 2004, the Company discontinued the application of hedge accounting to these forecasted transactions. As a result of this change, all of the derivative financial instruments associated with mortgage loans held for sale were freestanding subsequent to April 1, 2004, and, as a result, changes in the fair value of the derivative financial instruments subsequent to that date were recorded in current period earnings.

The Company also enters into interest rate swaps and interest rate cap agreements to hedge the variability of future cash flows associated with the Company’s collateralized debt obligations. At December 31, 2005 and 2004, unrealized gains, net of taxes, of $39.4 million and $1.7 million, respectively, were recorded in AOCI for the effective portion of changes in the fair value of derivative financial instruments designated in cash flow hedging relationships. The reclassification from AOCI to interest income will occur as interest expense is recorded on the underlying debt. Based on current market conditions, it is expected that $21.6 million of net unrealized gains will be reclassified to interest expense over the next 12 months.

Certain hedge positions were significantly impacted by heightened loan prepayment activity prevailing during 2005 and revised expectations with respect to anticipated prepayment rates expected to prevail in future periods that would ultimately reduce the forecasted interest payments on collateralized debt obligations. The most significant impact was the resulting need to terminate interest rate swaps representing $100.0 million in notional value and $2.9 million in fair value during the fourth quarter of 2005. These swaps were terminated at the time they were determined to no longer be effective hedging instruments and approximately $850,000 in ineffectiveness was recognized as a reduction of interest expense for the increase in value subsequent to the last date at which retrospective testing proved there was an effective hedging relationship, September 30, 2005. Further, $2.0 million related to previous mark-to-market adjustments on these instruments was released from AOCI, offsetting interest expense, as the forecasted transactions that these instruments were intended to hedge were deemed probable of not occurring.

During the third quarter of 2005, the Company determined that one interest rate swap representing $25.0 million in notional value previously designated in a cash flow hedging relationship of forecasted interest payments on collateralized debt obligations was no longer effective due to heightened loan prepayment speeds. Hedge accounting was therefore discontinued as of June 30, 2005, the last date at which the hedge was proven to be an effective hedging instrument. The change in fair value of the swap during the three months ended September 30, 2005 of $0.5 million was recognized into income, as a reduction of interest expense, during the third quarter. The associated market value recorded in AOCI of $(20,000) as of June 30, 2005 was reclassified into earnings during the quarter ended September 30, 2005 because the designated forecasted transactions were deemed probable of not occurring.

During 2005, the Company de-designated certain interest rate swaps representing $675.0 million in notional value previously designated in cash flow hedging relationships of forecasted interest payments on collateralized debt obligations. These swaps were subsequently re-designated in new cash flow hedging relationships of anticipated interest payments on collateralized debt obligations. In accordance with the requirements of SFAS No. 133, the associated market value recorded in AOCI of $2.5 million will be reclassified into earnings when the forecasted interest payments impact earnings.

The Company entered into interest rate basis swaps in 2004 to hedge the basis risk existing between certain mortgage loans held for investment and the collateralized debt obligations used to finance those loans. In 2005, the Company de-designated these instruments previously designated in cash flow hedging relationships. The associated market value recorded in AOCI of $0.2 million as of the date the instruments were de-designated is being reclassified into earnings as the forecasted interest payments impact earnings.

The total change in value of hedging instruments attributable to hedge ineffectiveness and recorded as an offset to interest expense was a $2.0 million gain during 2005. Hedge ineffectiveness was immaterial during 2004 and 2003. For the years ended December 31, 2005, 2004 and 2003, net gains (losses) related to the early termination of forward loan sale commitments were $1.8 million, $(1.0) million and $(0.9) million, respectively.

Other Asset and Liability Management Derivative Positions

The Company’s mortgage commitment pipeline is exposed to interest rate risk associated with IRLCs extended to individuals who have applied for loan funding and who meet certain defined credit and underwriting criteria. IRLCs are considered derivative financial instruments under SFAS No. 133 and are recorded at fair value, with changes in value recorded in current earnings. The Company also enters into both mandatory and optional short-term forward contracts to mitigate interest rate risk associated with IRLCs and mortgage loans held for sale. Gains (losses) on IRLCs, options and forwards totaled a net amount of $(391,000) during 2005, compared to $(440,000) during 2004 and $107,000 during 2003.

The Company enters into certain pay fixed/receive floating interest rate swaps, not designated in hedging relationships, to manage interest rate risk for third parties holding interests in the collateralized debt obligations issued by trust entities that the Company consolidates. The Company also enters into pay floating/receive fixed interest swaps with corresponding notional amounts to substantially offset the impact of the pay fixed/receive floating interest rate swaps. Other pay fixed/receive floating interest rate swaps entered into for interest rate risk management purposes, but not designated in formal hedging relationships, generated a gain of $4.9 million in other revenue during 2005 and were terminated during the fourth quarter.

The following is a summary of all of the Company’s derivative financial instrument positions:

	December 31, 2005			December 31, 2004
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges (hedged item)
Interest rate swaps (debt)	$3,690,000	$39,708	$(1,135)	$750,000	$436	$(1,536)
Interest rate basis swaps (debt/loans)	—	—	—	400,000	92	(15)
Interest rate caps (debt)	1,743,613	11,166	—	368,562	3,964	—
Other Derivative Instruments
Interest rate lock commitments	98,850	254	—	66,341	95	—
Forward contracts	180,056	—	(858)	138,922	—	(296)
Options on forward contracts	5,000	12	—	—	—	—
Interest rate basis swaps	300,000	155	—	—	—	—
Interest rate swaps—pay fixed	1,885,498	6,306	(7,516)	25,000	32	—
Interest rate swaps—pay floating	1,885,498	7,230	(6,686)	—	—	—

Note 16. Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Financial Assets
Cash and restricted cash	$45,910	$45,910	$19,109	$19,109
Mortgage loans held for sale, net	195,231	195,231	252,378	255,626
Mortgage loans held for investment, net	5,449,376	5,489,125	2,937,156	2,970,693
Mortgage servicing rights, net	10,088	10,088	5,097	5,192
Securities available for sale	111,256	111,256	—	—
Securities held to maturity	68,425	68,628	—	—
Financial Liabilities
Warehouse lines of credit	344,269	344,269	333,783	333,783
Aggregation credit facilities	118,685	118,685	869,429	869,429
Repurchase agreements	215,927	215,927	—	—
Loan funding payable	69,405	69,405	69,831	69,831
Collateralized debt obligations	5,026,598	5,026,598	1,785,900	1,785,900
Junior subordinated debentures representing obligations for trust preferred securities	51,547	51,547	—	—
Other Financial Instruments
Interest rate lock commitments	254	254	95	95
Forward contracts	(858)	(858)	(296)	(296)
Options on forward contracts	12	12	—	—
Interest rate swaps/basis swaps	38,062	38,062	(991)	(991)
Interest rate caps	11,166	11,166	3,964	3,964

The Company uses the following methods and assumptions in estimating the fair value for financial instruments:

Cash and restricted cash.    The carrying amount for cash and restricted cash approximates the fair value of the assets.

Mortgage loans held for sale, net.    These instruments are carried in the consolidated balance sheet at lower of cost or fair value on an aggregate basis. The fair values of these instruments are measured by examining outstanding commitments from investors or current investor yield requirements.

Mortgage loans held for investment, net.    The fair values of loans held for investment are estimated using discounted cash flow analyses and using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and risk. The fair value of nonaccrual loans and the allowance for losses on loans are approximated by their book values.

Mortgage servicing rights, net.    Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as prepayment speeds, the cost to service the loan, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, and default rates and losses.

Available for sale and held to maturity securities.    Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Warehouse lines of credit.    The carrying values of variable-rate/LIBOR-based debt instruments approximate their fair values.

Aggregation credit facilities.    The carrying values of variable-rate/LIBOR-based debt instruments approximate their fair values.

Repurchase agreements.    The carrying values of variable-rate/LIBOR-based debt instruments approximate their fair values.

Loan funding payable.    The carrying values of variable-rate/prime-based advances approximate their fair values.

Collateralized debt obligations.    The carrying values of variable-rate/LIBOR-based debt instruments approximate their fair values.

Junior subordinated debentures representing obligations for trust preferred securities.    The carrying values of variable-rate/LIBOR-based debt instruments approximate their fair values.

Other financial instruments.    The fair value of IRLCs is calculated based on the change in estimated fair value of the underlying mortgage loan, weighted by the probability that the loan will fund within the terms of the rate lock commitment. The change in fair value of the underlying mortgage loan is based upon the quoted prices of mortgage-backed securities collateralized by similar mortgage loans. The fair value of interest rate swaps is determined using broker market quotes. The fair value of forward contracts is based on current market quotes.

Note 17. Subsequent Events

In February 2006, the Company completed a $50 million public offering of its 10% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). The transaction involved the offering of 2,000,000 shares of Preferred Stock at a public offering price of $25 per share. The Preferred Stock is not subject to any mandatory redemption and, except in limited circumstances, may not be optionally redeemed by the Company prior to March 31, 2011. Proceeds to the Company, net of expenses, were approximately $48 million.

On February 24, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement dated as of February 24, 2006 (the “Repurchase Agreement”) by and among Merrill Lynch Bank, USA (“Merrill”), HBMC and HomeBanc. The Repurchase Agreement replaces the Master Repurchase Agreement dated as of February 27, 2002 by and among HomeBanc, HBMC and Merrill Lynch Mortgage Capital Inc., which terminated in accordance with the terms of that agreement, as amended, on February 24, 2006. The Repurchase Agreement provides for a $150 million uncommitted facility under which HomeBanc and HBMC may sell to Merrill mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a premium which is calculated much like interest on a loan. The premium rate is fixed monthly and is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Merrill and HomeBanc or HBMC, as applicable, and on the maturity date, which is February 24, 2007.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There was no change in or disagreement with our accountants related to our accounting and financial disclosures.

Item 9A.	Controls and Procedures

The management of HomeBanc is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Exchange Act that are designed to ensure that information HomeBanc is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the SEC’s rules and forms.

HomeBanc’s management has evaluated, with the participation of HomeBanc’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2005, HomeBanc’s disclosure controls and procedures are effective in ensuring, to a reasonable assurance level, that all material information required to be disclosed and filed in this Report was recorded, summarized and reported within the time period required by the SEC’s rules and forms.

HomeBanc has hired, and will continue to hire finance, accounting, securitization and servicing personnel, including several senior executives to oversee these functions, in an effort to continue to meet the requirements of being a public company and to keep these functions on pace with the growth in the Company’s operations. Similarly, HomeBanc assesses, and may change, its technology solutions from time to time to keep pace with growth in the Company’s operations. During December 2005, Charles J. Freeman joined HomeBanc as its Chief Credit Officer.

Except for the aforementioned there was no change in HomeBanc’s internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, HomeBanc’s internal controls over financial reporting.

Report on Management’s Assessment of Internal Control over Financial Reporting

Management of HomeBanc Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. HomeBanc’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements in the Company’s financial statements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

HomeBanc’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

HomeBanc’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

/s/ PATRICK S. FLOOD	/s/ KEVIN D. RACE
Chairman of the Board and	President, Chief Operating Officer
Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

HomeBanc Corp.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that HomeBanc Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HomeBanc Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that HomeBanc Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, HomeBanc Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of HomeBanc Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Atlanta, Georgia

March 10, 2006

Item 9B.	Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 for which no Form 8-K was filed.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to Item 10 of this Report will be included in our Proxy Statement, which information is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Item 11 of this Report will be included in our Proxy Statement, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Report will be included in our Proxy Statement, which information is incorporated herein by this reference.

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

(a) (1) The following audited consolidated financial statements of HomeBanc Corp. and its subsidiaries are included in Part II, Item 8, of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet—December 31, 2005 and 2004

Consolidated Statement of Operations—Years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Changes in Shareholders’ Equity—Years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Cash Flows—Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a) (2) Not applicable

(a) (3) Exhibits:

The information required by this section of Item 15 of this Report is listed in the Exhibit Index beginning on page E-i of this Report, which exhibits are either filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEBANC CORP.

By:	/s/ PATRICK S. FLOOD
Name:	Patrick S. Flood
Title:	Chairman and Chief Executive Officer

Date:	March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ PATRICK S. FLOOD Patrick S. Flood	Chairman and Chief Executive Officer (Principal Executive Officer); Director	March 15, 2006

/s/ KEVIN D. RACE Kevin D. Race	President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer); Director	March 15, 2006

/s/ J. MICHAEL BARBER J. Michael Barber	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2006

/s/ GLENN T. AUSTIN, JR. Glenn T. Austin, Jr.	Director	March 15, 2006

/s/ LAWRENCE W. HAMILTON Lawrence W. Hamilton	Director	March 15, 2006

/s/ WARREN Y. JOBE Warren Y. Jobe	Director	March 15, 2006

/s/ JOEL K. MANBY Joel K. Manby	Director	March 15, 2006

/s/ BONNIE L. PHIPPS Bonnie L. Phipps	Director	March 15, 2006

/s/ JOHN W. SPIEGEL John W. Spiegel	Director	March 15, 2006

Exhibit Index

Exhibit Number	Description
3.1(i)	Articles of Incorporation of HomeBanc Corp. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

3.1(ii)	Articles of Amendment of HomeBanc Corp. (Filed as Exhibit 3.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on May 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

3.1(iii)	Articles of Amendment of HomeBanc Corp. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on February 3, 2006, Commission File No. 001- 32245, and incorporated herein by this reference thereto).

3.1(iv)	Articles of Amendment of HomeBanc Corp. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 13, 2006, as filed with the Commission on March 14, 2006, Commission File No. 001-32245, and incorporated herein by this reference).

3.2	Bylaws of HomeBanc Corp., as amended on March 13, 2006 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 13, 2006, as filed with the Commission on March 14, 2006, Commission File No. 001-32245, and incorporated herein by this reference).

4.1	Form of Common Stock Certificate.(1)

4.2	Form of Series A Preferred Stock Certificate. (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form 8-A as filed with the Commission on February 3, 2006, Commission File No. 001- 32245, and incorporated herein by this reference thereto).

10.1(i)	8/05 Amended and Restated Senior Secured Credit Agreement, dated as of August 1, 2005, by and among HomeBanc Corp., HomeBanc Mortgage Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Lender, and the other Lender parties thereto (the “2005 Amended and Restated Credit Agreement”). (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 1, 2005, as filed with the Commission on August 5, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.1(ii)	9/05 Amendment to 8/05 Amended and Restated Senior Secured Credit Agreement, dated as of September 30, 2005, effective as of August 1, 2005, by and among HomeBanc Corp., HomeBanc Mortgage Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Lender, and the other Lender parties thereto (the “2005 Amended and Restated Credit Agreement”). (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated September 30, 2005, as filed with the Commission on October 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.1(iii)	12/05 Amendment to 8/05 Amended and Restated Senior Secured Credit Agreement, effective as of December 22, 2005, by and among HomeBanc Corp., HomeBanc Mortgage Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Lender, and the other Lender parties thereto (the “2005 Amended and Restated Credit Agreement”). (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 22, 2005, as filed with the Commission on December 29, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.2	Fannie Mae As Soon As Pooled Agreement, dated as of August 16, 2001, by and between Fannie Mae and HomeBanc Mortgage Corporation. (Filed as Exhibit 10.33 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

E-i

Exhibit Number	Description
10.3(i)	Master Repurchase Agreement, dated as of February 24, 2006, by and between Merrill Lynch Mortgage Capital Inc. and HomeBanc Mortgage Corporation (the “Master Repurchase Agreement”). (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 24, 2006, as filed with the Commission on March 1, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(ii)(a)	Master Repurchase Agreement, dated as of March 8, 2004, by and between Abetterwayhome Finance, LLC and JPMorgan Chase Bank. (Filed as Exhibit 10.32 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.3(ii)(b)	Amendment No. 1 and Joinder to Master Repurchase Agreement, dated as of June 7, 2004, by and among JPMorgan Chase Bank, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. (Filed as Exhibit 10.36 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 as filed with the Commission on June 25, 2004, Commission File No. 333-113777, and incorporated herein by this reference thereto).

10.3(ii)(c)	Amendment No. 2 to Master Repurchase Agreement, dated as of June 24, 2004, by and among JPMorgan Chase Bank, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. (Filed as Exhibit 10.43 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 as filed with the Commission on June 25, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.3(ii)(d)	Amendment No. 4 to Master Repurchase Agreement, dated as of October 12, 2004, by and among JPMorgan Chase Bank, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 15, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(ii)(e)	Amendment No. 5 to Master Repurchase Agreement, dated as of December 27, 2004, by and among JPMorgan Chase Bank, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 27, 2004, as filed with the Commission on December 29, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(ii)(f)	Amendment No. 6 to Master Repurchase Agreement, dated as of July 13, 2005, by and among JPMorgan Chase Bank, National Association, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated July 11, 2005, as filed with the Commission on July 15, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(ii)(g)	Amendment No. 7 to Master Repurchase Agreement, dated as of December 22, 2005, by and among JPMorgan Chase Bank, National Association, Abetterwayhome Finance, LLC and HomeBanc Funding Corp. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 22, 2005, as filed with the Commission on December 29, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iii)(a)	Master Repurchase Agreement, dated as of April 29, 2004, by and between Abetterwayhome Finance, LLC II and Bear Stearns Mortgage Capital Corporation. (Filed as Exhibit 10.35 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on May 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.3(iii)(b)	Amendment No. 1 and Joinder to Master Repurchase Agreement, dated as of June 7, 2004, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 as filed with the Commission on June 25, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

E-ii

Exhibit Number	Description
10.3(iii)(c)	Amendment No. 2 to Master Repurchase Agreement, dated as of June 25, 2004, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.44 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 as filed with the Commission on June 29, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.3(iii)(d)	Amendment No. 3 to Master Repurchase Agreement, dated as of December 27, 2004, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated December 27, 2004, as filed with the Commission on December 29, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iii)(e)	Amendment No. 4 to Master Repurchase Agreement, dated as of January 24, 2005, by and between Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC, II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 24, 2005, as filed with the Commission on January 25, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iii)(f)	Amendment No. 5 to Master Repurchase Agreement, dated as of July 13, 2005, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated July 11, 2005, as filed with the Commission on July 15, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iii)(g)	Amendment No. 6 to Master Repurchase Agreement, dated as of September 12, 2005, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 12, 2005, as filed with the Commission on September 15, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iii)(h)	Amendment No. 7 to Master Repurchase Agreement, dated as of September 30, 2005, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 30, 2005, as filed with the Commission on October 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iii)(i)	Amendment No. 8 to Master Repurchase Agreement, dated as of December 22, 2005, by and among Bear Stearns Mortgage Capital Corporation and HomeBanc Funding Corp. II. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated December 22, 2005, as filed with the Commission on December 29, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iv)(a)	Limited Guaranty, dated as of June 7, 2004, made by the Company in favor of Bear Stearns Mortgage Capital Corporation. (Filed as Exhibit 10.77 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on January 25, 2005, Commission File No. 333- 121900, and incorporated herein by this reference thereto).

10.3(iv)(b)	Amendment No. 1 to Limited Guaranty, dated as of June 25, 2004, by and between Bear Stearns Mortgage Capital Corporation and HomeBanc Corp. (Filed as Exhibit 10.78 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on January 25, 2005, Commission File No. 333- 121900, and incorporated herein by this reference thereto).

10.3(iv)(c)	Amendment No. 2 to Limited Guaranty, dated as of January 24, 2005, by and between Bear Stearns Mortgage Capital Corporation and HomeBanc Corp. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated January 24, 2005, as filed with the Commission on January 25, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

E-iii

Exhibit Number	Description
10.3(iv)(d)	Amendment No. 3 to Limited Guaranty, dated as of September 30, 2005, by and between Bear Stearns Mortgage Capital Corporation and HomeBanc Corp. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 30, 2005, as filed with the Commission on October 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iv)(e)	Amendment No. 4 to Limited Guaranty, dated as of December 22, 2005, by and between Bear Stearns Mortgage Capital Corporation and HomeBanc Corp. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated December 22, 2005, as filed with the Commission on December 29, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.4(i)	Lease Agreement, dated as of June 25, 2003, by and between Summit Parcel 2 Limited Partnership and HomeBanc Mortgage Corporation (2002 Summit Boulevard) (the “Summit Lease”). (Filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.4(ii)	First Amendment, dated as of December 11, 2003, to the Summit Lease, by and between Summit Parcel 2 Limited Partnership and HomeBanc Mortgage Corporation. (Filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.4(iii)	Second Amendment, dated as of March 30, 2005, to the Summit Lease, by and between Summit Parcel 2 Limited Partnership and HomeBanc Mortgage Corporation. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 30, 2005, as filed with the Commission on April 5, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.5(i)	Letter of Credit from JPMorgan Chase Bank (for the Summit Lease), issued August 27, 2003. (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.5(ii)	Letter Agreement dated March 2, 2005 among HomeBanc Corp., HomeBanc Mortgage Corporation and JPMorgan Chase Bank. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 25, 2005, as filed with the Commission on March 3, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.6	Sublease Agreement, dated as of April 28, 2000, by and between First Horizon Home Loan Corporation and HomeBanc Mortgage Corporation (5775 Glenridge Drive). (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.7(i)	HomeBanc Corp. 2004 Director Compensation Plan (Filed as Exhibit 10.45 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 as filed with the Commission on June 29, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).*

10.7(ii)	Amendment No. 1 to HomeBanc Corp. 2004 Director Compensation Plan, April 13, 2005. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 11, 2005, as filed with the Commission on April 15, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

E-iv

Exhibit Number	Description
10.7(iii)	Amendment No. 2 to HomeBanc Corp. 2004 Director Compensation Plan, dated July 18, 2005. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 18, 2005, as filed with the Commission on July 22, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.8(i)	Form of 2004 Restricted Stock Unit Certificate. (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 15, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.8(ii)(a)	Form of 2005 Restricted Stock Unit Award Certificate. (Filed as Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 31, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.8(ii)(b)	Form of 2006 Restricted Stock Unit Award Certificate.*(1)

10.8(ii)(c)	Form of Restricted Stock Unit Award Certificate (Non-Employee Directors). (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated April 11, 2005, as filed with the Commission on April 15, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.9(i)	Form of Amended and Restated 2004 Stock Appreciation Right Certificate. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 31, 2005, as filed with the Commission on September 2, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.9(ii)	Form of 2005 Stock Appreciation Rights Award Certificate. (Filed as Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 31, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.10(i)	HomeBanc Mortgage Corporation Deferred Compensation Plan. (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).*

10.10(ii)	First Amendment (for transition relief pursuant to Code Section 409A) to HomeBanc Mortgage Corporation Deferred Compensation Plan.(1)*

10.11	HomeBanc Corp. Amended and Restated 2004 Long-Term Incentive Plan. (Filed as Exhibit 10.26 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 as filed with the Commission on June 29, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).*

10.12(i)	HomeBanc Mortgage Corporation 401(k) Retirement Plan, (as amended and restated, effective as of April 1, 2005). (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 as filed with the Commission on April 15, 2005, Commission File No. 333-124085, and incorporated herein by this reference thereto).*

10.12(ii)	First Amendment to the HomeBanc Mortgage Corporation 401(k) Retirement Plan, dated as of December 31, 2005. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 31, 2005, as filed with the Commission on January 4, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.13	2005 Bonus Plan for Executive Officers for HomeBanc Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 11, 2005, as filed with the Commission on April 15, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

E-v

Exhibit Number	Description
10.14(i)	HomeBanc Corp. Sales Equity Incentive Plan, dated as of July 11, 2005. (Filed as Annex C to the Company’s definitive Notice of 2005 Annual Meeting of Shareholders and Proxy Statement, dated April 22, 2005, as filed with the Commission on April 22, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.14(ii)	Amendment to the HomeBanc Corp. Sales Equity Incentive Plan, adopted as of July 11, 2005. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated July 11, 2005, as filed with the Commission on July 15, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.15(i)	Employment Agreement, dated as of May 6, 2004, by and between HomeBanc Corp. and Patrick S. Flood. (Filed as Exhibit 10.27 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on May 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).*

10.15(ii)	Employment Agreement, dated as of May 6, 2004, by and between HomeBanc Corp. and Kevin D. Race. (Filed as Exhibit 10.28 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on May 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).*

10.15(iii)(a)	Employment Agreement, dated as of May 6, 2004, by and between HomeBanc Corp. and Dr. Paul Lopez. (Filed as Exhibit 10.30 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on May 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).*

10.15(iii)(b)	Amendment to Employment Agreement, dated as of September 27, 2005, by and between HomeBanc Corp. and Dr. Paul Lopez. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 27, 2005, as filed with the Commission on September 28, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.15(iv)(a)	Employment Agreement, dated as of May 6, 2004, by and between HomeBanc Corp. and Dr. D. “Ike” Reighard. (Filed as Exhibit 10.31 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on May 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).*

10.15(iv)(b)	Amendment to Employment Agreement, dated as of September 27, 2005, by and between HomeBanc Corp. and Dr. D. “Ike” Reighard. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 27, 2005, as filed with the Commission on September 28, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.15(v)	Employment Agreement, dated as of August 19, 2005, by and between HomeBanc Corp. and Nicolas V. Chater. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 19, 2005, as filed with the Commission on August 24, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.16	Form of Retention Bonus Agreement. (Filed as Exhibit 10.34 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on May 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).*

10.17	Form of Change in Control Agreement. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 15, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

E-vi

Exhibit Number	Description
10.18	Agreement and Plan of Reorganization, dated as of June 14, 2004, by and between HomeBanc Corp. and HBMC Holdings, LLC. (Filed as Exhibit 10.39 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 as filed with the Commission on June 25, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.19	Amended and Restated Registration Agreement, dated as of July 13, 2004, by and among HomeBanc Corp., GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest L.P. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 19, 2004, as filed with the Commission on July 21, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.20	Stock Purchase Agreement by and between HomeBanc Corp. and GTCR Fund VII/A, L.P. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 19, 2004, as filed with the Commission on July 21, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(i)(a)	Purchase, Warranties and Servicing Agreement, dated as of July 1, 2004, by and among EMC Mortgage Corporation, HMB Acceptance Corp. and HomeBanc Corp. (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 26, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(i)(b)	Assignment, Assumption and Recognition Agreement, dated as of July 30, 2004, by and among EMC Mortgage Corporation, HomeBanc Mortgage Trust 2004-1, HMB Acceptance Corp., HomeBanc Corp. and Structured Asset Mortgage Investments II Inc. (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 26, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(i)(c)	Amended and Restated Trust Agreement, dated as of July 30, 2004, by and among Structured Asset Mortgage Investment II, Inc., Wilmington Trust Company and U.S. Bank, National Association. (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 26, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(i)(d)	Sale and Servicing Agreement, dated as of July 30, 2004, by and among Structured Asset Mortgage Investment II, Inc., HomeBanc Mortgage Trust 2004-1, U.S. Bank National Association and Wells Fargo Bank, N.A. (Filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 26, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(i)(e)	Indenture, dated as of July 30, 2004, by and among HomeBanc Mortgage Trust 2004-1, Wells Fargo Bank, N.A. and U.S. Bank National Association. (Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 26, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(ii)(a)	Assignment, Assumption and Recognition Agreement, dated as of October 29, 2004, by and among EMC Mortgage Corporation, HomeBanc Mortgage Trust 2004-2, HMB Acceptance Corp. and HomeBanc Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 29, 2004, as filed with the Commission on November 3, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(ii)(b)	Amended and Restated Trust Agreement, dated as of October 29, 2004, by and among Structured Asset Mortgage Investment II, Inc., Wilmington Trust Company and U.S. Bank, National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 29, 2004, as filed with the Commission on November 3, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

E-vii

Exhibit Number	Description
10.21(ii)(c)	Sale and Servicing Agreement, dated as of October 29, 2004, by and among Structured Asset Mortgage Investment II, Inc., HomeBanc Mortgage Trust 2004-2, U.S. Bank National Association and Wells Fargo Bank, N.A. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated October 29, 2004, as filed with the Commission on November 3, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(ii)(d)	Indenture, dated as of October 29, 2004, by and among HomeBanc Mortgage Trust 2004-2, Wells Fargo Bank, N.A. and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 29, 2004, as filed with the Commission on November 3, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(iii)(a)	Mortgage Loan Purchase Agreement, dated as of February 1, 2005, by and between HMB Acceptance Corp. and HomeBanc Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 23, 2005, as filed with the Commission on February 28, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(iii)(b)	Trust Agreement, dated as of February 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and U.S. Bank National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 23, 2005, as filed with the Commission on February 28, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(iii)(c)	Transfer and Servicing Agreement, dated as of February 1, 2005, by and among HomeBanc Mortgage Trust 2005-1, HMB Acceptance Corp., U.S. Bank National Association, Wells Fargo Bank, National Association and HomeBanc Corp. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated February 23, 2005, as filed with the Commission on February 28, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(iii)(d)	Indenture, dated as of February 1, 2005, by and among HomeBanc Mortgage Trust 2005-1 and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated February 23, 2005, as filed with the Commission on February 28, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(iv)(a)	Mortgage Loan Purchase Agreement, dated as of March 1, 2005, by and between HomeBanc Corp. and HMB Acceptance Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(iv)(b)	Trust Agreement, dated as of March 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(iv)(c)	Transfer and Servicing Agreement, dated as of March 1, 2005, by and among HomeBanc Mortgage Trust 2005-2, HMB Acceptance Corp., Wells Fargo Bank, National Association, HomeBanc Corp. and U.S. Bank National Association. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

E-viii

Exhibit Number	Description
10.21(iv)(d)	Indenture, dated as of March 1, 2005, by and among HomeBanc Mortgage Trust 2005-2, U.S. Bank National Association and Wells Fargo Bank, N.A. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(v)(a)	Mortgage Loan Purchase Agreement, dated as of May 1, 2005, by and between HomeBanc Corp. and HMB Acceptance Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 27, 2005, as filed with the Commission on June 3, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(v)(b)	Trust Agreement, dated as of May 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 27, 2005, as filed with the Commission on June 3, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(v)(c)	Amendment No. 1 to HomeBanc Mortgage Trust 2005-3 Mortgage Backed Notes Trust Agreement, effective as of February 24, 2006, by and among HMB Acceptance Corp., Wilmington Trust Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 24, 2006, as filed with the Commission on March 1, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(v)(d)	Transfer and Servicing Agreement, dated as of May 1, 2005, by and among HomeBanc Mortgage Trust 2005-3, HMB Acceptance Corp., Wells Fargo Bank, National Association, HomeBanc Corp. and U.S. Bank National Association. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 27, 2005, as filed with the Commission on June 3, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(v)(e)	Indenture, dated as of May 1, 2005, by and among HomeBanc Mortgage Trust 2005-3, U.S. Bank National Association and Wells Fargo Bank, N.W. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated May 27, 2005, as filed with the Commission on June 3, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(vi)(a)	Mortgage Loan Purchase Agreement, dated as of August 1, 2005, by and between HomeBanc Corp. and HMB Acceptance Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 30, 2005, as filed with the Commission on September 2, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(vi)(b)	Trust Agreement, dated as of August 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 30, 2005, as filed with the Commission on September 2, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(vi)(c)	Transfer and Servicing Agreement, dated as of August 1, 2005, by and among HomeBanc Mortgage Trust 2005-4, HMB Acceptance Corp., Wells Fargo Bank, National Association, HomeBanc Corp. and U.S. Bank National Association. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 30, 2005, as filed with the Commission on September 2, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

E-ix

Exhibit Number	Description
10.21(vi)(d)	Indenture, dated as of August 1, 2005, by and among HomeBanc Mortgage Trust 2005-4, U.S. Bank National Association and Wells Fargo Bank, N.W. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 30, 2005, as filed with the Commission on September 2, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(vii)(a)	Mortgage Loan Purchase Agreement, dated as of November 1, 2005, by and between HomeBanc Corp. and HMB Acceptance Corp. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated November 30, 2005, as filed with the Commission on December 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(vii)(b)	Trust Agreement, dated as of November 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated November 30, 2005, as filed with the Commission on December 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(vii)(c)	Transfer and Servicing Agreement, dated as of November 1, 2005, by and among HomeBanc Mortgage Trust 2005-5, HMB Acceptance Corp., Wells Fargo Bank, National Association, HomeBanc Corp. and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated November 30, 2005, as filed with the Commission on December 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(vii)(d)	Indenture, dated as of November 1, 2005, by and among HomeBanc Mortgage Trust 2005-5, U.S. Bank National Association and Wells Fargo Bank, N.A. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated November 30, 2005, as filed with the Commission on December 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.22(i)	Purchase Agreement, dated as of June 24, 2005, among HomeBanc Corp., HMB Capital Trust I and Bear, Stearns & Co., Inc. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on June 30, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.22(ii)	Amended and Restated Trust Agreement, dated as of June 28, 2005, among HomeBanc Corp., Wells Fargo Bank, National Association and Wells Fargo Delaware Trust Company. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on June 30, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.22(iii)	Junior Subordinated Indenture, dated as of June 28, 2005, between HomeBanc Corp. and Wells Fargo Bank, National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on June 30, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.22(iv)	Amended and Restated Junior Subordinated Indenture, dated as of August 29, 2005, between HomeBanc Corp. and Wells Fargo Bank, National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 29, 2005, as filed with the Commission on September 1, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

E-x

Exhibit Number	Description
10.22(v)	Second Amended and Restated Trust Agreement, dated as of August 29, 2005, among HomeBanc Corp., Wells Fargo Bank, National Association and Wells Fargo Delaware Trust Company. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 29, 2005, as filed with the Commission on September 1, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.23	Amendment No. 2 and Joinder to Purchase, Warranties and Servicing Agreement, dated as of December 27, 2004, by and between Abetterwayhome Finance, LLC, HomeBanc Funding Corp., HomeBanc Mortgage Corporation and HomeBanc Corp. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 27, 2004, as filed with the Commission on December 29, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.24	Amendment No. 2 and Joinder to Purchase, Warranties and Servicing Agreement, dated as of December 27, 2004, by and between Abetterwayhome Finance, LLC, II, HomeBanc Funding Corp. II, HomeBanc Mortgage Corporation and HomeBanc Corp. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated December 27, 2004, as filed with the Commission on December 29, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

12.1	Statement Regarding Computation of Earnings to Fixed Charges.(1)

21.1	Subsidiaries of HomeBanc Corp., as amended.(1)

23.1	Consent of Ernst & Young LLP.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)**

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed herewith via EDGAR.

E-xi