Form 10-Q
period 2006-03-31
HOMEBANC CORP
filed 2006-05-10
CIK 1283683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File No. 001-32245

HOMEBANC CORP.
(Exact name of registrant as specified in its charter)

Georgia	20-0863067
(State of incorporation)	(I.R.S. Employer Identification Number)

2002 Summit Boulevard, Suite 100 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
	YES ☐	NO ☒

Class	Outstanding at May 3, 2006
Common Stock, $.01 par value per share	56,642,312 shares

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “outlook,” “target,” and other similar words and expressions of the future. Such forward-looking statements include, without limitation, statements regarding:

•	our business strategy;
•	expected benefits to us of our business strategy and our operation as a real estate investment trust (“REIT”);
•	expected benefits to us from our investments in strategic marketing alliances (“SMAs”);
•	future performance, including earnings under accounting principles generally accepted in the United States of America (“GAAP”), developments or market forecasts;
•	forward-looking accounting and financial statement impacts as a result of our change in business strategy and our operation as a REIT;
•	projected leverage ratios, capital needs and the timing of future financings; and
•	projected capital expenditures.

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

•	the risks of changes in interest rates on our mortgage loan production and our interest rate sensitive assets and liabilities;
•	interest rate risks and credit risks of customers;

•	loan loss experience and the rate of loan charge-offs;
•	risks inherent in originating mortgage loans, including the risks of early principal repayment and fluctuations in collateral values;
•	the percentage of applications that will result in closed loans;
•	loss experience arising from alleged breaches of representations and warranties provided to third-party buyers of mortgage loans originated by us;
•	risks in our ability to execute changes in our business strategy and to meet the requirements for operation as a REIT;
•	our limited experience as a servicer of mortgage loans;
•

competition that we face, as well as the general effects of competition from a wide variety of local, regional, national and other originators and sellers of mortgage loans, and changes in the secondary mortgage market and investors therein;

•	risks in our ability to raise additional capital or enter into additional financing arrangements on terms that are attractive to us;
•	risks in our ability to retain experienced loan officers;
•	the failure of assumptions underlying the establishment of reserves for loan losses and other estimates, including those used to develop hedging and interest rate risk management strategies;
•	the uncertainties and costs of litigation;
•	the risks of entering new markets or introducing new products;
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
•

other factors and other information discussed in this Report, including, without limitation, those discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

All written or oral statements that are made by or are attributable to the Company are expressly qualified in their entirety by this cautionary notice. You should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. We have no obligation and do not undertake to publicly update, revise or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

PART I

Item 1. Financial Statements

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2006	December 31, 2005
	(Dollars in thousands, except per share data)
Assets
Cash	$17,572	$41,505
Restricted cash	4,505	4,405
Mortgage loans held for sale, net	297,226	195,231
Mortgage loans held for investment, net of allowance of $3,627 and $3,691, respectively	5,292,211	5,449,376
Mortgage servicing rights, net	13,586	10,088
Receivable from custodian	97,732	128,641
Trading securities	4,449	—
Securities available for sale	443,296	111,256
Securities held to maturity (fair value of $208,917 and $68,628, respectively)	210,699	68,425
Accrued interest receivable	19,835	18,284
Premises and equipment, net	43,657	41,672
Goodwill, net	39,995	39,995
Deferred tax asset, net	24,255	23,762
Other assets	137,053	120,072
Total assets	$6,646,071	$6,252,712

Liabilities and shareholders' equity
Warehouse lines of credit	$180,720	$344,269
Aggregation credit facilities	476,331	118,685
Repurchase agreements	655,388	215,927
Loan funding payable	93,130	69,405
Accrued interest payable	8,167	6,039
Other liabilities	88,121	103,479
Collateralized debt obligations	4,704,751	5,026,598
Junior subordinated debentures representing obligations for trust preferred securities	51,547	51,547
Total liabilities	6,258,155	5,935,949
Minority interest	42	62
Commitment and contingencies (Note 10)	—	—
Shareholders' equity:
Preferred stock — par value $.01; 25,000,000 shares authorized; 2,000,000 and
0 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	47,609	—
Common stock — par value $.01; 150,000,000 shares authorized; 56,631,536 and 56,628,969 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	566	566
Additional paid-in capital	334,411	336,225
Accumulated deficit	(56,329)	(57,585)
Treasury stock, at cost (11,973 and 6,647 shares, respectively)	(96)	(69)
Unearned compensation	—	(1,546)
Accumulated other comprehensive income	61,713	39,110
Total shareholders' equity	387,874	316,701
Total liabilities and shareholders' equity	$6,646,071	$6,252,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Revenues:
Net interest income:
Interest income:
Mortgage loans, including fees	$85,027	$42,051
Securities held to maturity	2,547	—
Securities available for sale	2,812	—
Total interest income	90,386	42,051
Interest expense:
Short-term borrowings	(13,040)	(11,778)
Long-term borrowings	(48,468)	(18,638)
Total interest expense	(61,508)	(30,416)
Net interest income	28,878	11,635
Provision for loan losses	39	528
Net interest income after provision for loan losses	28,839	11,107
Net gain on sale of mortgage loans	7,051	8,583
Other revenue	2,582	1,064
Total revenues	38,472	20,754
Expenses:
Salaries and associate benefits, net	18,823	15,055
Marketing and promotions	6,602	6,354
Occupancy and equipment expense	4,147	3,805
Depreciation and amortization	2,233	1,873
Minority interest	52	25
Other operating expense	6,325	4,708
Total expenses	38,182	31,820
Income (loss) before income taxes	290	(11,066)
Income tax benefit	(696)	(3,508)
Income (loss) before cumulative effect of change in accounting principle	986	(7,558)
Cumulative effect of change in accounting principle, net of taxes of $171 and $0, respectively	270	—
Net income (loss)	$1,256	$(7,558)
Net income (loss) attributable to common shareholders	$520	$(7,558)
Earnings (loss) per share of common stock outstanding:

Income (loss) before cumulative effect of change in accounting principle
Basic	$0.00	$(0.15)
Diluted	$0.00	$(0.15)

Cumulative effect of change in accounting principle
Basic	$0.00	$—
Diluted	$0.00	$—

Net income (loss)
Basic	$0.01	$(0.15)
Diluted	$0.01	$(0.15)

Dividends declared per share of common stock outstanding	$—	$—

Weighted average shares of common stock outstanding:
Basic	56,335,272	51,691,950
Diluted	57,520,873	51,691,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Dollars in thousands)
Balance at January 1, 2006	—	$ —	56,628,969	$ 566	$ 336,225	$ (57,585)	$ (69)	$ (1,546)	$ 39,110	$ 316,701
Comprehensive income*:
Net income	—	—	—	—	—	1,256	—	—	—	1,256
Other comprehensive income, net of taxes
Net change in unrealized loss on
available for sale securities	—	—	—	—	—	—	—	—	(2,003)	(2,003)
Net change in unrealized gain on
cash flow hedges	—	—	—	—	—	—	—	—	24,606	24,606
Total comprehensive income										23,859
Issuance of preferred stock	2,000,000	47,609	—	—	—	—	—	—	—	47,609
Stock-based compensation	—	—	2,567	—	1,213	—	—	—	—	1,213
Common stock purchased under
Sales Equity Plan, net	—	—	—	—	(304)	—	(27)	—	—	(331)
Cumulative effect of change in accounting principle	—	—	—	—	(1,987)	—	—	1,546	—	(441)
Preferred stock dividends
declared ($0.37 per share)	—	—	—	—	(736)	—	—	—	—	(736)
Balance at March 31, 2006	2,000,000	$ 47,609	56,631,536	$ 566	$ 334,411	$ (56,329)	$ (96)	$ —	$ 61,713	$ 387,874

*	Total comprehensive income for the three months ended March 31, 2005 was $12.1 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Operating activities
Net income (loss)	$1,256	$(7,558)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,233	1,873
Amortization of premium/discount on investment securities	(75)	—
Provision for loan losses	39	528
Provision for losses associated with certain loan sales and mortgage loans
held for sale	649	674
Capitalization of mortgage servicing rights	(3,636)	(1,186)
Change in fair value of mortgage servicing rights	138	—
Amortization and impairment of mortgage servicing rights	—	766
Loss on disposal of premises and equipment	—	33
Stock-based compensation, net	1,213	600
Compensation expense for Sales Equity Plan, net	220	—
Cumulative effect of change in accounting principle	(441)	—
Minority interest	(20)	(5)
Deferred taxes	(493)	(3,508)
(Increase) decrease in restricted cash	(100)	6,260
Increase in mortgage loans held for sale, net	(129,777)	(21,730)
Decrease (increase) in receivable from custodian	30,909	(27,055)
Increase in accrued interest receivable	(1,551)	(2,913)
Decrease (increase) in other assets	7,376	(6,246)
Decrease (increase) in accrued interest payable	2,128	(49)
Decrease in other liablities	(19,450)	(12,401)
Net cash used in operating activities	(109,382)	(71,917)

Investing activities
Originations of mortgage loans held for investment and principal collections, net	157,126	(719,294)
Purchases of premises and equipment, net	(4,218)	(2,875)
Purchases of investment securities held to maturity	(147,245)	—
Proceeds from maturities and prepayments of investment securities held to maturity	5,006	—
Purchase of investment securities available for sale	(296,039)	—
Proceeds from maturities and prepayments of investment securities available for sale	4,917	—
Net cash used in investing activities	(280,453)	(722,169)

Financing activities
Increase (decrease) in warehouse and aggregation credit facilities, net	194,097	(481,286)
Increase in repurchase agreements	439,461	—
Net change in loan funding payable	23,725	24,791
Proceeds from debt issuance	—	1,257,516
Repayment of debt	(321,847)	(83,822)
Proceeds from issuance of common stock, net	—	93,000
Proceeds from issuance of preferred stock, net	47,609	—
Purchase of shares under Sales Equity Plan	(551)	—
Cash dividends paid	(16,592)	—

Net cash provided by financing activities	365,902	810,199

Net (decrease) increase in cash	(23,933)	16,113
Cash and cash equivalents at beginning of period	41,505	12,232

Cash and cash equivalents at end of period	$17,572	$28,345

Supplemental disclosures
Non-cash items:
Transfers to other real estate from mortgage loans held for investment	$2,001	$—
Change in unrealized gain on cash flow hedges	24,606	19,659
Change in unrealized loss on available for sale securities	(2,003)	—

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

The Company, through HomeBanc Mortgage Corporation (“HBMC”), originates residential mortgage loans through its 21 store locations and its 137 realtor store-in-store locations in the states of Georgia, Florida and North Carolina. HBMC’s mortgage product line includes conforming Fannie Mae and Freddie Mac mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, including construction-to-permanent and second-lien mortgage loans, nonconforming jumbo loans and a limited volume of sub-prime mortgage loans. The Company’s strategy emphasizes retail residential mortgage loan originations, primarily purchase money mortgages, which are originated in connection with the purchase and sale of real property. The Company augments its production strategy through the formation of strategic marketing alliances (“SMAs”) with residential realtors and home builders who have a significant presence in its markets. As of March 31, 2006, the Company had 218 SMAs, 112 of which were with residential realtors and 106 of which were with home builders.

At March 31, 2006, the Company had the following subsidiaries: HBMC; HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; and HomeBanc Title Partners, LLC (“Title Partners”). All of these subsidiaries are wholly-owned by the Company, except for Title Partners, a joint venture in which First American Title Insurance, an agent offering title insurance to customers of the Company, owns a 15% equity interest. HBMC has made an election to be treated as a taxable REIT subsidiary (“TRS”). HomeBanc Funding Corp., HomeBanc Funding Corp. II and HMB Acceptance Corp. are treated as qualified REIT subsidiaries.

In addition, at March 31, 2006, the Company held all of the equity interests in nine Delaware statutory trusts: HomeBanc Mortgage Trust 2004-1 (the “2004-1 Trust”); HomeBanc Mortgage Trust 2004-2 (the “2004-2 Trust”); HomeBanc Mortgage Trust 2005-1 (the “2005-1 Trust”); HomeBanc Mortgage Trust 2005-2 (the “2005-2 Trust”); HomeBanc Mortgage Trust 2005-3 (the “2005-3 Trust”); HomeBanc Mortgage Trust 2005-4 (the “2005-4 Trust”); HomeBanc Mortgage Trust 2005-5 (the “2005-5 Trust”); HomeBanc Mortgage Trust 2006-1 (the “2006-1 Trust”); and HomeBanc Capital Trust I. These trusts are bankruptcy-remote Delaware statutory trusts used in connection with the Company’s securitization and financing activities and are disregarded entities for federal income tax purposes. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), all of these entities, except HomeBanc Capital Trust I and the 2006-1 Trust, are consolidated for financial reporting purposes. The 2006-1 Trust is a qualifying special purpose entity used in a securitization accounted for as a sale and is therefore not consolidated. For tax purposes, the 2006-1 Trust has been structured as a real estate mortgage investment conduit. Title Partners is a limited partnership for federal income tax purposes. HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; the 2004-1 Trust; the 2004-2 Trust; the 2005-1 Trust; the 2005-2 Trust; the 2005-3 Trust; the 2005-4 Trust; and the 2005-5 Trust are all bankruptcy-remote special purpose entities utilized in the financing of the Company’s operations. HomeBanc Capital Trust I was formed in June 2005 to purchase junior subordinated debentures from the Company funded by the issuance of trust preferred securities to provide financing for the Company’s operations. This entity is a Delaware statutory trust and, in accordance with GAAP, is not consolidated for financial reporting purposes.

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

The mortgage lending business is seasonal as it is tied to home sales which typically rise during the summer and spring seasons and decline during the fall and winter seasons. The effect of this seasonality is muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing mortgage rates.

Unless the context otherwise requires, for purposes of these notes to the condensed consolidated financial statements, the “Company” refers to HomeBanc and the entities it consolidates, as discussed above.

Note 2. Summary of Significant Accounting Policies

The following is a discussion of the Company’s significant accounting policies that have changed since December 31, 2005:

Mortgage Servicing Rights

Prior to adoption of Statement of Financial Accounting Standard (“SFAS”) No. 156, Accounting for Servicing of Financial Assets, the Company periodically evaluated mortgage servicing rights (“MSRs”) for impairment in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which evaluation is based upon the fair value of the MSRs as compared to amortized cost. Impairment was determined by stratifying the MSRs into tranches based on predominant risk characteristics, such as interest rate and loan type. Impairment was recognized through a valuation allowance for an individual tranche, to the extent that fair value was less than the capitalized amount for the tranche. If the Company later determined that all or a portion of the impairment no longer existed for a particular tranche, a reduction of the valuation allowance was recorded as an increase to income. Additionally, in a transfer of mortgage loans, MSRs were characterized as retained interests of the transferor and were recorded at an amount representing an allocation of the carrying amount of the mortgage loans prior to the transfer. The allocation was based on the relative fair values of all components retained and sold in the transaction and typically resulted in the MSRs being recorded at an amount less than fair value.

The Company elected early adoption of SFAS No. 156 on January 1, 2006. SFAS No. 156 requires servicers to define classes of MSRs based on (1) the availability of market inputs used in determining the fair value of servicing rights, (2) the servicer’s method for managing the risks of its servicing rights or (3) a combination of the two elements. As dictated by SFAS No. 156, servicers may opt to measure the classes of MSRs using either the amortization method or the fair value method. At January 1, 2006, the Company defined one class of MSRs and elected to measure MSRs using the fair value method, which allows the MSRs to be marked to market each quarter, thus eliminating the need for a valuation allowance. Additionally, as opposed to allocating an amount equal to the relative fair value in a transfer of mortgage loans treated as a sale, MSRs are initially recorded at fair value and treated as part of the proceeds received by the Company. Since the MSR balance at December 31, 2005 was equal to fair value, there was no cumulative effect adjustment as a result of the adoption of SFAS No. 156.

Stock-Based Compensation

Prior to adoption of SFAS No. 123(R), Share-Based Payment, the Company recognized stock-based compensation using the fair value based method encouraged by SFAS No. 123, Accounting for Stock-Based Compensation. Under this method, the fair value of equity awards granted is estimated as of the date of grant using a Black-Scholes option-pricing model or other fair value estimation methods, as appropriate. As permitted by SFAS No. 123, forfeitures were recognized as incurred.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), and continued to use the fair value-based method of accounting for equity awards initially implemented under SFAS No. 123; however, SFAS No. 123(R) requires that forfeitures be estimated at grant date and factored into the associated compensation expense calculation rather than being recognized as incurred, as was permissible under SFAS No. 123. Since the Company previously accounted for stock-based compensation at fair value pursuant to SFAS No. 123, it utilized the modified prospective application in the implementation of SFAS No. 123(R).

The adoption of SFAS No. 123(R) resulted in a cumulative effect adjustment that decreased additional paid-in capital by $2.0 million, which included a $1.5 million reclassification from unearned compensation to additional paid-in capital related to unvested restricted stock awarded under HomeBanc Corp.’s Sales Equity Incentive Plan (the “Sales Equity Plan”) that, under previous guidance, was accounted for as unearned compensation and now, under SFAS No. 123 (R), must be treated as a reduction of additional paid-in capital. The Company also recorded an increase to income of $0.5 million related to recognition of expected forfeitures, which was reduced by $0.2 million in tax expense.

Note 3. Investment Securities

Trading

As further discussed in Note 12, “Securitizations,” the Company retained the economic residual interest, in the securitization transaction facilitated by HomeBanc Mortgage Trust 2006-1, which was structured and accounted for as a sale under SFAS No. 140, and classified this interest as trading in accordance with SFAS No. 140 and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At March 31, 2006, this trading security had a fair value of $4.4 million. No trading gains or losses were recognized during the three months ended March 31, 2006 as the securitization transaction occurred on the last day of the quarter, and the residual interest was recorded at fair value. No trading gains or losses were recognized during the three months ended March 31, 2005 as the Company did not own other trading securities during the period.

Available for Sale and Held to Maturity

As further discussed in Note 12, “Securitizations,” the Company retained the M-1, M-2 and B-1 classes in the 2006-1 securitization. These investment securities, classified as available for sale, equaled $23.4 million.

The amortized cost and fair value of available for sale and held to maturity investment securities, with gross unrealized gains and losses as of March 31, 2006 and December 31, 2005, are summarized as follows:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage-backed securities	$445,299	$154	$(2,157)	$443,296
Total securities available for sale	$445,299	$154	$(2,157)	$443,296

Securities Held to Maturity
Mortgage-backed securities	$210,699	$5	$(1,787)	$208,917
Total securities held to maturity	$210,699	$5	$(1,787)	$208,917

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage-backed securities	$111,505	$136	$(385)	$111,256
Total securities available for sale	$111,505	$136	$(385)	$111,256

Securities Held to Maturity
Mortgage-backed securities	$68,425	$203	$—	$68,628
Total securities held to maturity	$68,425	$203	$—	$68,628

The Company began purchasing investment securities during the fourth quarter of 2005 and has not experienced any unrealized losses that could potentially be considered other-than-temporary impairment. At March 31, 2006 and December 31, 2005, all of these securities were pledged as collateral for the Company’s obligations under repurchase agreements. The Company did not complete any sale transactions with respect to these investment securities during the three months ended March 31, 2006 nor did the Company own any investment securities during the three months ended March 31, 2005. As such, no realized gains or losses have been recorded for these periods. Expected maturities of securities differ from contractual maturities because some borrowers, whose obligations serve as collateral for the investment securities, have the right to prepay their obligations without prepayment penalties.

Note 4. Mortgage Servicing Rights

Prior to January 1, 2006, the Company accounted for its MSR portfolio under the amortization method in accordance with SFAS No. 140. Upon early adoption of SFAS No. 156 on January 1, 2006, the Company elected to account for its entire MSR portfolio at fair value. At March 31, 2006, the Company was acting as servicer on behalf of others for approximately $1.4 billion of mortgage loans, compared to $1.0 billion at December 31, 2005. The principal balances of loans serviced for others are not included in the condensed consolidated balance sheet. The following table presents a reconciliation of the changes in MSRs for the three months ended March 31, (dollars in thousands):

	2006	2005
Beginning balance	$10,088	$5,097
MSRs capitalized	3,636	1,186
Change in fair value of MSRs	(138)	—
Amortization of MSRs	—	(566)
Change in valuation allowance	—	(200)
Ending balance	$13,586	$5,517

Significant assumptions utilized in determining the fair value of MSRs at March 31, 2006 were as follows:

Prepayment speed assumptions	28.5% - 32.3% Constant Prepayment Rate
Weighted average discount rate	16.28%

The significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of MSRs as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At March 31, 2006, the reduction in the current fair value of MSRs resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $2.1 million and $4.3 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loan and the costs related to refinancing.

Note 5. Borrowings

Repurchase Agreements

On February 24, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Merrill Repurchase Agreement”) by and among Merrill Lynch Bank, USA (“Merrill”), HBMC and HomeBanc. The Merrill Repurchase Agreement replaces the Master Repurchase Agreement dated as of February 27, 2002 by and among HomeBanc, HBMC and Merrill Lynch Mortgage Capital Inc., which terminated in accordance with the terms of that agreement, as amended, on February 24, 2006. The Merrill Repurchase Agreement provides for a $150 million uncommitted facility under which HomeBanc and HBMC may sell to Merrill mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a premium, which is calculated much like interest on a loan. The premium rate is reset daily, is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Merrill and HomeBanc or HBMC, as applicable, and on the termination date, which is February 24, 2007.

On March 27, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Liquid Funding Repurchase Agreement”) by and among Liquid Funding, Ltd. (“Liquid Funding”), HomeBanc and HBMC. The Liquid Funding Repurchase Agreement provides for a $300 million uncommitted facility under which HomeBanc and HBMC may sell to Liquid Funding mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a pricing spread, which is calculated much like interest on a loan. The pricing spread is reset daily, is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Liquid Funding and HomeBanc or HBMC, as applicable, and on the termination date, which is March 27, 2007.

Note 6. Shareholders’ Equity

On February 7, 2006, the Company completed the public offering of $50 million of 10% Series A Cumulative Redeemable Preferred Stock ("Preferred Stock"). The transaction involved the offering of 2,000,000 shares of Preferred Stock at a public offering price of $25 per share. The Preferred Stock is not subject to any mandatory redemption and, except in limited circumstances, may not be optionally redeemed by the Company prior to March 31, 2011. The proceeds to the Company after deducting issuance costs were $47.6 million. The dividend declared during the quarter ended March 31, 2006 was approximately $0.7 million.

Note 7. Earnings per Share

Basic earnings per share (“EPS”) represents income available to holders of shares of common stock divided by the weighted-average number of shares of common stock outstanding during the period. Diluted shares of common stock outstanding include the weighted-average number of shares of common stock outstanding during the period, together with additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued, as well as any adjustment to income that would result from the assumed issuance. EPS of common stock have been computed based on the following (dollars in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2006	2005
Basic
	Income (loss) before cumulative effect of change in accounting principle	$986	$(7,558)
	Less: preferred dividends	736	—
	Income (loss) attributable to common shareholders before
	cumulative effect of change in accounting principle	250	(7,558)
	Cumulative effect of change in accounting principle, net of tax	270	—
	Net income (loss) attributable to common shareholders	$520	$(7,558)

	Average shares of common stock outstanding	56,629,672	51,691,950
	Less: average shares of unvested (restricted) stock awarded
	under the Sales Equity Plan and legally outstanding	294,400	—
	Average shares of common stock outstanding for basic EPS calculation	56,335,272	51,691,950

	Earnings (loss) per share of common stock outstanding:
	Income (loss) before cumulative effect of change in accounting principle	$0.00	$(0.15)
	Cumulative effect of change in accounting principle, net of tax	0.00	—
	Net income (loss) (1)	$0.01	$(0.15)

Diluted
	Income (loss) before cumulative effect of change in accounting principle	$986	$(7,558)
	Less: preferred dividends	736	—
	Income (loss) attributable to common shareholders before
	cumulative effect of change in accounting principle	250	(7,558)
	Cumulative effect of change in accounting principle, net of tax	270	—
	Net income (loss) attributable to common shareholders	$520	$(7,558)

	Average shares of common stock outstanding	56,629,672	51,691,950
	Long-Term Incentive Plan adjustment	891,201	—
	Average common shares outstanding for diluted EPS calculation	57,520,873	51,691,950

	Earnings (loss) per share of common stock outstanding:
	Income (loss) before cumulative effect of change in accounting principle	$0.00	$(0.15)
	Cumulative effect of change in accounting principle, net of tax	0.00	—
	Net income (loss) (1)	$0.01	$(0.15)
	(1) Slight variation in totals are due to rounding

Excluded from the computation of diluted shares for the three-month period ended March 31, 2006 were 127,188 stock appreciation rights (“SARs”) because the effect would be antidilutive due to the Company’s net income available to common shareholders. Similarly, approximately 1.2 million SARs and approximately 0.8 million restricted stock units (“RSUs”) were excluded from the computation of diluted shares for the three-month period ended March 31, 2005 because the effect would be antidilutive.

Note 8. Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), which continues to require a fair value-based method of accounting for awards of stock-based compensation as previously required under SFAS No. 123; however, under SFAS No. 123(R) forfeitures are required to be estimated at grant date and factored into the associated compensation expense calculation rather than being recognized as incurred, as was permissible under SFAS No. 123. Compensation expense recognized prior to January 1, 2006 does not reflect the expected impact of forfeitures as does expense amounts recognized subsequent to implementation.

Stock Appreciation Rights

There were no grants of SARs during the first quarter of 2006, so no calculation of fair value at grant date was required. The following assumptions were used for grants of SARs during the first quarter of 2005: expected dividend yield of 7.19%; expected volatility of 20.0%; risk-free interest rate of 4.11%; and an expected life of 6.5 years.

During each of the three-month periods ended March 31, 2006 and 2005, the Company recognized $0.2 million in compensation expense related to SARs.

Restricted Stock Units

During the three-month periods ended March 31, 2006 and 2005, the Company recognized $0.5 million and $0.4 million in compensation expense, respectively, related to RSUs.

Sales Equity Plan

Compensation expense recognized during the three-month period ended March 31, 2006 related to the Sales Equity Plan was approximately $0.1 million. There was no expense recognized during the year-earlier period as the plan was approved during the second quarter of 2005. Additional paid-in capital in the condensed consolidated balance sheet includes $1.9 million at March 31, 2006, which represents the cost, based on date of grant, of 258,500 shares of restricted stock awarded under the Sales Equity Plan, net of the related amortization expense.

Note 9. Income Taxes

Applicable income taxes for the three months ended March 31, 2006 were a net benefit of $0.5 million (representing an effective rate of (71.8)%), compared to a net benefit of $3.5 million (representing an effective rate of (31.7)%) for the three months ended March 31, 2005. At March 31, 2006, the Company had a net deferred tax asset of $24.3 million, compared to a net deferred tax asset of $23.8 million at December 31, 2005. The results for the three months ended March 31, 2006 include a gross benefit of $0.4 million and a valuation allowance release of approximately $0.1 million, which is further discussed below. This is compared to a gross benefit of $8.0 million and a valuation allowance increase of $4.5 million for the three months ended March 31, 2005.

HomeBanc Corp. generally does not pay any income taxes as long as it continues to meet the criteria to be a REIT, including the distribution of 90% of its taxable income. The Company’s primary operating subsidiary, HBMC, is a TRS of HomeBanc Corp. As such, HBMC must record income tax expense or benefits based on its stand-alone earnings or losses and file a separate income tax return. HBMC regularly sells and transfers mortgage loans to HomeBanc Corp. For GAAP purposes, no gain on sale is recognized on these mortgage loans sold and transferred to HomeBanc’s investment portfolio. However, for income tax purposes, mortgage loans sold and transferred to HomeBanc are transferred at their fair values, resulting in a taxable gain on sale to HBMC.

In accordance with GAAP, management must make an assessment, at the end of each reporting period, of the likelihood that the recorded net deferred tax asset will be realized. The net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the net deferred tax asset will not be realized within a relatively short period, generally no more than three years. The available evidence includes consideration of:

•	Future reversals of existing taxable temporary differences;
•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback year(s) if carryback is permitted under the tax law; and

•	Tax planning strategies that would, if necessary, be implemented to utilize net operating loss carryforwards.

The Company’s net deferred tax asset at March 31, 2006 includes an asset arising from net operating losses of HBMC. These net operating losses will expire in 20 years for federal income tax purposes, currently ranging from 2024 to 2025. After consideration of management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income, management has concluded that $13.2 million of the net deferred tax asset at March 31, 2006 is currently unlikely to be realized within a three-year period. Accordingly, the net deferred tax asset at March 31, 2006 includes a valuation allowance of $13.2 million.

During the three months ended March 31, 2006, the Company released approximately $0.1 million in previously recorded valuation allowance because available tax planning strategies that could be invoked to generate taxable income at March 31, 2006 made it more likely than not that the amount of net deferred tax asset that will be realized had increased by that amount.

Note 10. Commitments and Contingencies

Loans Sold With Recourse

The Company maintains a reserve for contingencies arising in connection with loan sales to third parties. Total reserves, and reserves for contingency losses anticipated in association with investor repurchase and indemnification requests were $4.4 million and $4.8 million at March 31, 2006 and December 31, 2005, respectively. The Company repurchased $4.3 million of loans sold to third parties during the first quarter of 2006, compared to less than $0.1 million of loans repurchased during the first quarter of 2005. Charge offs related to contingencies for the three months ended March 31, 2006 were $1.0 million, compared to less than $0.1 million for the three months ended March 31, 2005.

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

Over the past few years, the number and scope of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and others with sales duties are required to be paid overtime under the Fair Labor Standards Act appear to be increasing. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs. HomeBanc has received several such claims and currently has several lawsuits pending in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they are owed back pay for unpaid overtime. HomeBanc intends to defend these claims vigorously.

The Company presently believes that all of the proceedings to which it is subject, taken as a whole, will not have a material adverse impact on its financial condition or results of operations.

Note 11. Derivative Financial Instruments

During the first quarter of 2006, the Company de-designated certain interest rate swaps representing $925.0 million in notional value previously designated in cash flow hedging relationships of forecasted interest payments on collateralized debt obligations (“CDOs”). These swaps were proven to be effective hedging instruments through the date of de-designation. In accordance with the requirements of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, the associated market value recorded in accumulated other comprehensive income (“AOCI”) of $11.6 million as of the date of de-designation will be reclassified into earnings, as an offset to interest expense, when the forecasted interest payments impact earnings. As of March 31, 2006, $10.8 million remained unamortized in AOCI.

Certain hedge positions were significantly impacted by heightened loan prepayment activity prevailing during the quarter ended March 31, 2006 and by revised expectations with respect to anticipated prepayment rates expected to prevail in future periods that would ultimately reduce the forecasted interest payments on CDOs. The most significant impact was the resulting need to de-designate and terminate interest rate swaps representing $100.0 million in notional value and $1.9 million in fair value during the first quarter of 2006. These swaps were terminated at the time they were determined to no longer be effective hedging instruments, and approximately $0.2 million in ineffectiveness was recognized as a reduction of interest expense for the increase in value subsequent to December 31, 2005, the last date at which retrospective testing proved there was an effective hedging relationship. Further, $1.7 million related to previous mark-to-market adjustments on these instruments was released from AOCI, offsetting interest expense, as the forecasted transactions that these instruments were intended to hedge were deemed probable of not occurring.

The Company completed a securitization of mortgage loans during the first quarter of 2006 that was accounted for as a sale in accordance with SFAS No. 140. Prior to the first quarter of 2006, management’s intent was to structure this securitization transaction as a collateralized borrowing similar to the structures utilized in the Company’s previous seven securitizations. As a result of the change of intent with respect to this and other future securitizations, forecasted interest payments the Company previously assessed as being probable of occurrence were deemed probable of not occurring. In accordance with SFAS No. 133, the Company recognized into earnings, as an offset to interest expense, the full fair value of the terminated instruments initially designated in cash flow hedging relationships of the interest payments that would have occurred had this securitization and other anticipated securitizations been structured as collateralized borrowings as initially intended. The total impact of these derivative financial instruments upon net interest income was $7.5 million during the first quarter of 2006. Further, the Company recognized $1.5 million in income within gain on sale of mortgage loans for undesignated derivative financial instruments entered into to mitigate interest rate risks associated with current loan sales and $1.3 million related to anticipated loan sales.

The total change in value of hedging instruments attributable to the ineffective portion of effective hedging relationships recorded as an offset to interest expense, excluding the impact of the aforementioned de-designations, was a $0.6 million gain during the first quarter of 2006, compared with an immaterial amount during the first quarter of 2005.

A summary of the Company’s positions with respect to its derivative financial instruments by hedging category and designated hedged item, where appropriate, follows. The fair value of derivative financial instruments in an asset position is recorded in other assets, while the fair value of those in a liability position is recorded in other liabilities.

	March 31, 2006			December 31, 2005
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges (hedged item)
Interest rate swaps (debt)	$ 3,600,000	$ 49,793	$ (36)	$ 3,690,000	$ 39,708	$ (1,135)
Interest rate caps (debt)	1,650,402	14,634	—	1,743,613	11,166	—
Other Derivative Financial Instruments
Interest rate lock commitments	411,692	344	(348)	98,850	254	—
Forward contracts	215,000	993	(86)	180,056	—	(858)
Options on forward contracts	4,500	10	—	5,000	12	—
Interest rate basis swaps	300,000	202	—	300,000	155	—
Interest rate swaps - pay fixed	1,865,853	14,633	—	1,885,498	6,306	(7,516)
Interest rate swaps - pay floating	1,775,853	—	(13,982)	1,885,498	7,230	(6,686)

Note 12. Securitizations

On March 31, 2006, the Company completed its first loan securitization treated as a sale, through the issuance by the 2006-1 Trust of approximately $451.8 million of certificates (the “2006-1 Certificates”) representing an interest in four pools of conventional, first-lien, adjustable-rate, residential mortgage loans. The approximate amount of each class of the 2006-1 Certificates, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula	Ratings by Moody’s/S&P
1-A-1	$ 27,989,100	Weighted Average Net Mortgage Rate for Pool 1 minus 0.15%	Aaa/AAA
1-A-2	$ 3,109,900	Weighted Average Net Mortgage Rate for Pool 1 minus 0.15%	Aaa/AAA
2-A-1	$ 88,977,000	Weighted Average Net Mortgage Rate for Pool 2 minus 0.15%	Aaa/AAA
2-A-2	$ 9,886,000	Weighted Average Net Mortgage Rate for Pool 2 minus 0.15%	Aaa/AAA
3-A-1	$ 170,093,000	Weighted Average Net Mortgage Rate for Pool 3 minus 0.15%	Aaa/AAA
3-A-2	$ 54,649,000	Weighted Average Net Mortgage Rate for Pool 3 minus 0.15%	Aaa/AAA
3-A-3	$ 24,971,000	Weighted Average Net Mortgage Rate for Pool 3 minus 0.15%	Aaa/AAA
4-A-1	$ 43,583,000	Weighted Average Net Mortgage Rate for Pool 4 minus 0.15%	Aaa/AAA
4-A-2	$ 4,842,000	Weighted Average Net Mortgage Rate for Pool 4 minus 0.15%	Aaa/AAA
M-1	$ 14,065,000	Weighted Average Net Mortgage Rate for all Mortgage Pools minus 0.15%	NR(1)/AA
M-2	$ 6,073,000	Weighted Average Net Mortgage Rate for all Mortgage Pools minus 0.15%	NR(1)/A
B-1	$ 3,607,000	Weighted Average Net Mortgage Rate for all Mortgage Pools minus 0.15%	NR(1)/BBB
(1)	The designation “NR” means that the specified rating agency did not rate the certificates of that class.

All classes of the 2006-1 Certificates listed above were sold to the public, except for the M-1, M-2 and B-1 classes, which were retained by the Company in the form of available for sale securities. In addition, the Company retained $4.4 million in Class X certificates, which represent the right to receive any economic residual distributions from the 2006-1 Trust, and classified them as trading securities. The value assigned to all securities was determined using dealer market quotes.

The Company also capitalized $3.6 million in MSRs in association with the transaction and paid one of the investment banks involved in the transaction less than $0.1 million to take the non-economic residual. As a result of the $428.1 million of certificates sold to the public, total cash proceeds of $427.3 million were received, and a gain on sale of $1.3 million was recognized. The Company also recognized an additional $1.5 million gain during the quarter related to interest rate swap agreements that were entered into to mitigate the interest rate risk associated with the fair value of the loans included within the securitization.

Note 13. Subsequent Events

On May 5, 2006, HomeBanc and HBMC entered into Amendment No. 1 (the “Merrill Lynch Amendment”) to the Merrill Repurchase Agreement. The Merrill Lynch Amendment permits HomeBanc to maintain a maximum ratio of total liabilities, less qualified subordinated debt, to adjusted tangible net worth of 25 to 1 as of the end of any calendar month or any of HomeBanc’s fiscal quarter or fiscal year ends during the period from November 30, 2005 to the earlier of August 31, 2006, or the date on which HomeBanc realizes at least $50 million from any public offering of common equity.

On May 5, 2006, HomeBanc and HBMC entered into the 5/06 Amendment to Credit Agreement (the “5/06 Amendment”) amending the terms of the warehouse line of credit led by JP Morgan Chase Bank by and among HomeBanc, HBMC, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and a Lender, and the other Lender(s) named as parties thereto (as amended). The 5/06 Amendment permits HomeBanc to maintain a maximum ratio of total liabilities, less qualified subordinated debt, to adjusted tangible net worth of 25 to 1 for all periods on and after November 30, 2005.

Part I. Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following narrative represents discussion and analysis of the major trends affecting our results of operations and financial condition for the periods presented. This overview supplements, and should be read in conjunction with, the condensed consolidated financial statements of HomeBanc Corp. and its subsidiaries and the notes thereto contained elsewhere in this Report. Throughout this discussion, certain prior year amounts have been reclassified to conform to the current year presentation.

First Quarter Results

During the first quarter of 2006, we had net income of $1.3 million, compared to a net loss of $7.6 million for the first quarter of 2005.

The change in net income was driven by a number of factors, the most significant of which were:

•

an increase in net interest income to $28.9 million in the first quarter of 2006, from $11.6 million in the first quarter of 2005, driven mainly by the impact of derivative financial instruments and growth in loans held for investment and our portfolio of mortgage-backed securities (“MBS”);

•

a decrease in our provision for loan losses of $0.5 million in the first quarter of 2006, compared to the first quarter of 2005, as a result of changes made in the allowance for loan losses (the “Allowance”) methodology during the fourth quarter of 2005, along with developments with respect to anticipated losses on our loans held for investment;

•

a gain on sale of mortgage loans of $7.1 million for the first quarter of 2006, of which $2.8 million is associated with our first securitization transaction treated as a sale under SFAS No. 140 that took place during the period, compared to $8.6 million during the first quarter of 2005;

•

an increase in expenses to $38.2 million in the first quarter of 2006, from $31.8 million in the first quarter of 2005, driven mainly by growth in salaries and associate benefits, net, as a result of growth in the number of associates outside the sales force to support our continued growth and needs as a public company, as well as growth in other expenses such as audit, tax and outsourcing fees and premiums paid for lender paid mortgage insurance;

•

a decreased income tax benefit of $2.8 million as the effective tax rate changed from (31.7)% in the first quarter of 2005 to (71.8)% in the first quarter of 2006 driven by a change in the mix of taxable income;

•

a cumulative effect of change in accounting principle adjustment of $0.3 million during the first quarter of 2006 due to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment.

General

We are a Georgia corporation formed in March 2004 to own, continue and expand the business of HomeBanc Mortgage Corporation (“HBMC”), a residential mortgage banking company. HBMC and its predecessors have been in the residential mortgage loan origination business for over 20 years. We focus our mortgage origination activities primarily on prime one-to-four family residential purchase money mortgage loans (those originated in connection with the purchase and sale of real property) rather than mortgage refinancings. While the definition of “prime” loans varies from company to company, we consider “prime” loans to be loans that satisfy our prescribed investment criteria, namely loan product type, credit scores and loan-to-value ratios. We presently focus on select markets within the states of Georgia, Florida and North Carolina. Our goal is to focus on markets where we believe the demographics, including population growth, new one-to-four family building permits, and sales of new and existing homes, provide opportunities to originate purchase money mortgage loans in sufficient volume to support our offices and growth objectives.

Industry Outlook

According to the Mortgage Bankers Association (“MBA”) projections as of April 12, 2006, total mortgage originations are expected to decline by 14% during 2006 compared with 2005. The MBA projects that the refinance mortgage originations portion of the market will experience a much more significant decline than the purchase money mortgage originations portion of the market. We expect to originate between $6.0 billion and $6.4 billion during 2006, compared with $6.4 billion in 2005.

Our focus remains on utilizing traditional retail mortgage loan origination channels and developing and expanding our SMAs with residential realtors and homebuilders.

The southeastern United States, where we operate, is susceptible to hurricane activity.

Critical Accounting Policies

The following presents a discussion of our critical accounting policies that have changed since December 31, 2005:

Accounting for Transfers and Servicing of Financial Assets

Prior to adoption of SFAS No. 156, Accounting for Servicing of Financial Assets, we periodically evaluated mortgage servicing rights (“MSRs”) for impairment in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which evaluation is based upon the fair value of the MSRs as compared to amortized cost. Impairment was determined by stratifying the MSRs into tranches based on predominant risk characteristics, such as interest rate and loan type. Impairment was recognized through a valuation allowance for an individual tranche, to the extent that fair value was less than the capitalized amount for the tranche. If we later determined that all or a portion of the impairment no longer existed for a particular tranche, a reduction of the valuation allowance was recorded as an increase to income. Additionally, in a transfer of financial assets, MSRs were characterized as interests that we retained and were recorded at an amount representing an allocation of the carrying amount of the mortgage loans prior to the transfer. The allocation was based on the relative fair values of all components retained and sold in the transaction, and typically resulted in the MSRs being recorded at an amount less than fair value.

We elected early adoption of SFAS No. 156 on January 1, 2006. SFAS No. 156 requires servicers to define classes of MSRs based on (1) the availability of market inputs used in determining the fair value of servicing rights, (2) the servicer’s method for managing the risks of its servicing rights or (3) a combination of the two elements. As dictated by SFAS No. 156, servicers may opt to measure the classes of MSRs using either the amortization method or the fair value method. At January 1, 2006, we defined one class of MSRs and elected to measure this class using the fair value method, which allows the MSRs to be marked to market each quarter, thus eliminating the need for a valuation allowance. Additionally, as opposed to allocating an amount equal to the relative fair value in a transfer of mortgage loans treated as a sale, MSRs are initially recorded at fair value and treated as part of the proceeds we received. Since the MSR balance at December 31, 2005 was equal to fair value, there was no cumulative effect adjustment as a result of the early adoption of SFAS No. 156.

Financial Condition Discussion

Balance Sheet Component	Balance at March 31, 2006	Balance at December 31, 2005	$ Change	% Change
	(Dollars in thousands)
Cash	$ 17,572	$ 41,505	$ (23,933)	(57.7)%
Restricted cash	4,505	4,405	100	2.3
Mortgage loans held for sale, net	297,226	195,231	101,995	52.2
Mortgage loans held for investment, net	5,292,211	5,449,376	(157,165)	(2.9)
Mortgage servicing rights, net	13,586	10,088	3,498	34.7
Receivable from custodian	97,732	128,641	(30,909)	(24.0)
Trading securities	4,449	—	4,449	N/A
Securities available for sale	443,296	111,256	332,040	298.4
Securities held to maturity	210,699	68,425	142,274	207.9
Accrued interest receivable	19,835	18,284	1,551	8.5
Premises and equipment, net	43,657	41,672	1,985	4.8
Deferred tax asset, net	24,255	23,762	493	2.1
Other assets	137,053	120,072	16,981	14.1
Warehouse lines of credit	180,720	344,269	(163,549)	(47.5)
Aggregation credit facilities	476,331	118,685	357,646	301.3
Repurchase agreements	655,388	215,927	439,461	203.5
Loan funding payable	93,130	69,405	23,725	34.2
Accrued interest payable	8,167	6,039	2,128	35.2
Other liabilities	88,121	103,479	(15,358)	(14.8)
Collateralized debt obligations	4,704,751	5,026,598	(321,847)	(6.4)
Junior subordinated debentures representing
obligations for trust preferred securities	51,547	51,547	—	—
Shareholders' equity	387,874	316,701	71,173	22.5

The following discussion should be read in conjunction with the table above:

Cash

Cash decreased from December 31, 2005 to March 31, 2006 because cash used to fund mortgage loans held for investment, mortgage loans held for sale, MBS and our operating activities exceeded the funds received from our preferred equity offering and the net change in our borrowings. Details regarding changes in cash balances are provided within HomeBanc Corp.’s condensed consolidated statement of cash flows.

Restricted Cash

Restricted cash exhibited little change from December 31, 2005 to March 31, 2006 as there was only a slight increase in collateral requirements associated with certain outstanding derivative financial instruments.

Mortgage Loans Held for Sale, Net

Mortgage loans that we have originated, but do not intend to hold for the foreseeable future, are classified as “mortgage loans held for sale.” Mortgage loans held for sale represent mortgage loans originated and held pending sale to permanent investors and are carried at lower of cost or fair value on an aggregate basis. Fluctuations in mortgage loans held for sale are dependent upon loan production seasonality, cyclical trends, our investors’ ability to purchase mortgage loans on a timely basis and our ability to securitize mortgage loans in sale transactions.

Mortgage Loans Held for Investment, Net

Mortgage loans originated by HBMC and transferred to HomeBanc Corp. are classified as “mortgage loans held for investment.” Mortgage loans held for investment represent mortgage loans that we intend to hold for the foreseeable future and are carried at cost, less an Allowance reflecting losses inherent in the portfolio along with the net unamortized deferred loan origination costs, including loan officer commissions, and fees. The substantial majority of the mortgage loans held for investment balance represents either loans serving as collateral for collateralized debt obligations (“CDOs”) resulting from securitization transactions accounted for as secured borrowings, or loans being aggregated for future securitization transactions that will also be accounted for as secured borrowings. Fluctuations in mortgage loans held for investment are dependent upon loan production, seasonality, scheduled loan principal repayments, prepayments and curtailments, loan charge-offs and our intent and ability to securitize mortgage loans at HomeBanc Corp. and HBMC. Overall, mortgage loans held for investment decreased as HBMC transferred fewer loans to the mortgage loans held for investment portfolio, experienced prepayments and curtailments and sold more loans to third parties consistent with the previously disclosed intent to improve GAAP earnings.

The Allowance remained consistent at 0.07% of mortgage loans held for investment, or $3.6 million and $3.7 million at March 31, 2006 and December 31, 2005, respectively. We only began retaining loans for investment during the first quarter of 2004 and, therefore, have not yet seen any significant charge-off activity or noticeable deterioration in credit quality. Nonaccrual loans past due 90 days or more totaled $9.2 million, or 0.17% of the $5.3 billion loan balance, at March 31, 2006 and $13.3 million, or 0.24% of the $5.4 billion loan balance, at December 31, 2005. Other real estate owned resulting from the foreclosure of mortgage loans held for investment increased from $1.0 million at December 31, 2005 to $2.4 million at March 31, 2006. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses as necessary to maintain the adequacy of the Allowance.

Mortgage Servicing Rights, Net

The increase in the balance of MSRs was due to the capitalization of MSRs in connection with the securitization completed during the first quarter of 2006 of $3.6 million exceeding the decrease in fair value of MSRs of $0.1 million.

Receivable from Custodian

Receivable from custodian represents amounts held by the custodians of the trust entities organized to facilitate securitization activity relating to the interests of holders of our CDOs, including our interests in subordinated tranches retained, in payments received from borrowers of the underlying loans. As the balance of our securitized assets grows or decreases, we generally expect the receivable from custodian balance to move proportionately in the same direction. The decrease in receivable from custodian exceeded the decrease in our securitized balance from December 31, 2005 to March 31, 2006 because borrower prepayments were higher in December 2005 than in March 2006. The result was that we were due more from the custodian at December 31, 2005 on the principal balance of the securitization tranches retained than at March 31, 2006.

Securities Available for Sale, Held to Maturity and Trading

During the fourth quarter of 2005, we initiated an investment strategy of purchasing MBS. Some of these securities were classified as available for sale, while the remaining purchased securities were classified as held to maturity. During the first quarter of 2006, we continued to execute this strategy with additional purchases. We also completed a securitization accounted for as a sale transaction during this period, with respect to which we retained $23.4 million in subordinated tranches classified as available for sale, and retained an economic residual interest of $4.4 million classified as trading.

Premises and Equipment, Net

The increase in premises and equipment was primarily the result of capitalized costs related to investments in HomeBanc Way II, a new comprehensive software system designed to increase productivity and improve customer service.

Other Assets

The increase in other assets was primarily associated with derivative financial instrument-related activity. The value of derivative financial instruments designated in cash flow hedging relationships of the anticipated interest payments on collateralized borrowings that were in an asset position increased by $13.6 million from December 31, 2005. The value of derivative financial instruments in an asset position not designated in hedging relationships but entered into for risk mitigation purposes as of March 31, 2006 increased by $2.1 million from December 31, 2005.

The other significant component of the change in other assets from December 31, 2005 to March 31, 2006 is represented by a $1.3 million increase in other real estate owned.

Borrowings

Warehouse lines of credit are used to finance mortgage loans held for sale and, therefore, increase or decrease based upon loan production, seasonality, cyclical trends and our investors’ ability to purchase mortgage loans on a timely basis. Aggregation credit facilities are used to finance our mortgage loans held for investment until such time as we are able to securitize these loans. Aggregation credit facilities increased from December 31, 2005 to March 31, 2006 due to an increase in the amount of loans held for investment that had not yet been securitized. CDOs decreased from December 31, 2005 to March 31, 2006 due to normal repayments and prepayments and curtailments made by borrowers. In addition, we did not enter into new securitization transactions treated as collateralized borrowings during the first quarter of 2006, the volume of which in the past has exceeded payments by borrowers.

Repurchase agreements are also used to finance the purchase of MBS. The increase in the balance from December 31, 2005 to March 31, 2006 is a result of purchasing more MBS in association with execution of our investment strategy.

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

Other Liabilities

The decrease in other liabilities from December 31, 2005 to March 31, 2006 is primarily due to a $15.8 million decrease in dividends payable and a $4.8 million decrease in accrued bonuses. The dividends payable balance at December 31, 2005 represents the dividend that was declared during the fourth quarter of 2005 and was paid during the first quarter of 2006. The dividend for the first quarter of 2006 was not declared until after March 31, 2006 and, therefore, was not accrued at period-end. The bonus accrual at December 31, 2005 represented bonuses that were accrued over twelve months and paid during the first quarter of 2006, as compared to three months of such accrual at March 31, 2006.

These decreases were offset mainly by a $7.8 million increase in the margin collateral received from certain of our derivative financial instrument counterparties.

Shareholders’ Equity

During the first quarter of 2006, we completed a public offering of 2,000,000 shares of 10% Series A Cumulative Redeemable Preferred Stock. The net proceeds received by us increased shareholders’ equity by $47.6 million. During the three months ended March 31, 2006, we recorded a $24.6 million gain on cash flow hedges and a $2.0 million unrealized loss on available for sale securities to accumulated other comprehensive income (“AOCI”). Other significant increases in shareholders’ equity during the period consist of $1.3 million in net income and $1.2 million in stock-based compensation related to the adoption of SFAS No. 123(R). These increases were offset by a $0.7 million preferred stock dividend accrual.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Overview

When compared with the first quarter of 2005, our results of operations for the three months ended March 31, 2006 were significantly affected by: (1) the growth of our portfolio of loans held for investment and associated funding; (2) the growth in investment securities and associated funding; (3) the securitization facilitated by HomeBanc Mortgage Trust 2006-1, which was accounted for as a sale transaction; (4) decreased loan origination volume as a result of the rising interest rate environment; and (5) significant derivative gains recognized during the period.

Industry data obtained from the MBA as of April 12, 2006 estimated a decrease of 17% in total mortgage originations in the first quarter of 2006 when compared to the same period in 2005. This estimated decrease was diminished by the impact of option ARMs, a product that we do not currently offer, and sub-prime lending, a product that we do not participate in to a significant degree, which both have experienced substantial growth throughout the industry. The following table details loan origination data and SMA relationships as of and for the quarters ended:

			$ Change	% Change
			Favorable/	Favorable/
	March 31, 2006	March 31, 2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Purchase money originations	$948,058	$1,036,229	$(88,171)	(8.5)%
Refinancing originations	287,215	348,771	(61,556)	(17.6)
Total originations	$1,235,273	$1,385,000	$(149,727)	(10.8)
Adjustable-rate originations	$823,391	$1,087,075	$(263,684)	(24.3)
Fixed-rate originations	411,882	297,925	113,957	38.3
Total originations	$1,235,273	$1,385,000	$(149,727)	(10.8)
Originations directly resulting from SMAs	$462,488	$399,758	$62,730	15.7
Loan application volume	$1,605,844	$1,947,849	$(342,005)	(17.6)
SMAs at period-end:
Realtors	112	88	24	27.3
Builders	106	142	(36)	(25.4)

Our total loan volume in the first quarter of 2006, when compared to the same period in 2005, decreased 11%, which compares favorably to the MBA data cited above. We believe that our loan originations continue to outpace industry trends as a result of our continued success in developing our SMAs and maintaining our focus on the purchase money mortgage market, which has historically exhibited more stability than the refinance market. The large increase in fixed-rate originations resulted from customers seeking to fix the interest rate of their mortgage loans for a longer period of time as a result of the rising interest rate environment.

Changes in the relative number of our SMAs were the result of active account portfolio management. As aging accounts expire, alliance partnerships are reevaluated and reviewed based upon productivity and growth potential.

We utilize derivative financial instruments in an effort to mitigate interest rate risk, primarily to insulate our borrowing costs and yields on loans held for investment from interest rate changes. Some of our derivative financial instruments qualify and have been designated as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. Other derivative financial instruments that we use either do not qualify or have not been designated in cash flow hedging relationships and are considered to be economic hedges. We do not use derivative financial instruments for speculative purposes, and while certain of these financial instruments are not in designated hedging relationships, they nevertheless serve to mitigate our exposure to interest rate risks. Management frequently assesses expectations about movements in market interest rates and the notional amount, type and duration of our derivative financial instruments to determine how successful those instruments are projected to be in mitigating our exposure to interest rate risk. Based on management’s assessment, we may change our portfolio of derivative financial instruments by adding new contracts, terminating existing contracts, using different types of derivative financial instruments, and designating, de-designating or re-designating contracts in qualifying hedging relationships. Our assessment, in part, is based on forecasted levels of debt expected to be outstanding at various dates in the future. Because our CDOs are repaid as the mortgage loans held for investment securing those obligations are repaid, our outstanding debt may be more or less than we originally forecasted at various dates in the future. In a period when actual and/or expected prepayments on mortgage loans held for investment exceed expectations, the likelihood of the amount of forecasted debt, in future periods, falling below the notional value of derivative financial instruments designated in cash flow hedging relationships against that debt increases. If this situation occurs, it is no longer probable (meaning a significantly greater likelihood of occurrence than the phrase “more likely than not”) that all of the forecasted cash flows related to interest payments on the debt will occur, and ineffectiveness results. Ineffectiveness must be recognized immediately in earnings. The ineffectiveness may also be significant enough that in accordance with SFAS No. 133, hedge accounting must be discontinued as to the affected hedging relationship from the last date the hedge was demonstrated to meet the effectiveness criteria. The related amounts included in AOCI while the hedging relationship was effective are only released immediately into income if it is probable (again, meaning a significantly greater likelihood of occurrence than the phrase “more likely than not”) that the forecasted cash flows will not occur.

During the three months ended March 31, 2006, mortgage loans held for investment prepaid at a constant prepayment rate (“CPR”) of 21%. This level of principal repayments contributed to the decrease in the mortgage loans held for investment portfolio and also resulted in the accelerated repayment of our CDOs. As a result of the actual repayments of mortgage loans held for investment in the first quarter and the expected rate of repayments in the future, our CDOs forecasted to be outstanding at future dates was lower than previously forecasted. For certain periods in the future, the notional value of derivative financial instruments designated in cash flow hedging relationships is now expected to exceed the amount of CDOs forecasted to be outstanding. Correspondingly, the cash flows related to interest payments on these CDOs are no longer considered to be probable of occurrence. As a result, we de-designated and terminated interest rate swaps representing $100.0 million in notional value and $1.9 million in fair value during the first quarter of 2006. These swaps were terminated at the time they were determined to no longer be effective hedging instruments, and approximately $0.2 million in ineffectiveness was recognized as a reduction of interest expense for the increase in value subsequent to December 31, 2005, the last date at which retrospective testing proved there was an effective hedging relationship. Further, $1.7 million related to previous mark-to-market adjustments on these instruments was released from AOCI, offsetting interest expense, as the forecasted transactions that these instruments were intended to hedge were deemed probable of not occurring.

We also recognized significant gains during the first quarter of 2006 as a result of our change in intent with respect to current and future anticipated securitization transactions. We completed a securitization during the first quarter of 2006 that was accounted for as a sale in accordance with SFAS No. 140. Prior to the first quarter of 2006, management’s intent was to structure this and other future securitizations as collateralized borrowings similar to the structures utilized in our previous seven securitizations. As a result of this change of intent, forecasted interest payments we previously assessed as being probable of occurrence were now deemed probable of not occurring. In order to comply with SFAS No. 133, we recognized into earnings, as an offset to interest expense, the full terminated value of instruments initially designated in cash flow hedging relationships of the interest payments that would have occurred had this change of intent not taken place. The total impact of these instruments upon net interest income was $7.5 million during the first quarter of 2006. Further, the Company recognized $1.5 million in income within gain on sale of mortgage loans for undesignated derivative financial instruments entered into to mitigate interest rate risks associated with current loan sales and $1.3 million related to anticipated loan sales.

Net Income (Loss)

			$ Change	% Change
	For the Three Months Ended March 31,		Favorable/	Favorable/
	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Income (loss) before cumulative effect
of change in accounting principle	$986	$(7,558)	$8,544	113.0%
Cumulative effect of change in
accounting principle, net of tax	270	—	270	N/A
Net income (loss)	$1,256	$(7,558)	$8,814	(116.6)%

The net income realized in current period compared to a net loss in the year-earlier period was attributable to a $17.2 million increase in net interest income resulting from the impact of derivative financial instruments and growth in the held for investment loan portfolio and MBS holdings and a $1.5 million increase in other revenue. The impact of these increases was somewhat diminished by a $1.5 million decrease in gain on sale of mortgage loans and a $6.4 million increase in expenses.

For GAAP purposes, no gain on sale is recognized on loans transferred by HBMC to HomeBanc Corp.’s investment portfolio. However, for tax purposes, these loans are transferred at fair value, resulting in a taxable gain on sale at HBMC, a taxable REIT subsidiary or “TRS.” As a REIT, HomeBanc Corp. is not consolidated with its taxable REIT subsidiaries for federal income tax purposes, and, generally, HomeBanc Corp. separately pays no federal income tax.

The following are reconciliations of consolidated GAAP net income (loss) attributable to common shareholders to estimated REIT taxable income available to common shareholders:

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Consolidated GAAP net income (loss) attributable
to common shareholders	$520	$(7,558)
Taxable loss of taxable REIT subsidiaries	18,641	17,372
Book/tax differences(2)	1,800	4,381
Income tax benefit	(525)	(3,508)
Estimated REIT taxable income available
to common shareholders(1)	$20,436	$10,687

(1)

We define estimated REIT taxable income available to common shareholders to be REIT taxable income calculated under the Internal Revenue Code of 1986, as amended (the “Code”) for purposes of the REIT distribution requirement, less dividends applicable to preferred stock. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from TRSs (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by TRSs), plus 90% of net after-tax income from foreclosure property. Estimated REIT taxable income available to common shareholders is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that estimated REIT taxable income available to common shareholders is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net income (loss) attributable to common shareholders, which reflects the impact of dividends on preferred stock. Estimated REIT taxable income available to common shareholders should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc Corp. uses estimated REIT taxable income available to common shareholders as the basis for establishing the amount of dividends payable to holders of its common stock.

(2)

Consists of various transactions and balances that are treated differently for GAAP and income tax purposes, including both permanent and temporary differences. Common differences include intercompany gains or losses on sale of loans from our TRS to HomeBanc Corp., which are excluded from income under SFAS No. 65, as amended, but are included in income for income tax purposes; the amortization of these gains and losses; and the creation of MSRs, which give rise to income under SFAS No. 140 but are excluded from income for income tax purposes.

Revenues

			$ Change	% Change
	For the Three Months Ended March 31,		Favorable/	Favorable/
Revenue Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Net interest income	$28,878	$11,635	$17,243	148.2%
Provision for loan losses	39	528	489	92.6
Net gain on sale of mortgage loans	7,051	8,583	(1,532)	(17.8)
Other revenue	2,582	1,064	1,518	142.7
Total revenues	$38,472	$20,754	$17,718	85.4%

The overall increase in revenues during the first quarter of 2006 compared with the first quarter of 2005 was directly attributable to substantial growth in net interest income resulting from the accumulation of mortgage loans held for investment and the new MBS investment strategy initiated in the fourth quarter of 2005.

We also recognized $7.5 million in income, as an offset to interest expense, as a result of management’s change of intent with respect to the structure of the 2006-1 securitization and other anticipated securitizations. Prior to the first quarter of 2006, management’s intent was to structure this and other securitizations as collateralized borrowings similar to the structures utilized in our previous seven securitizations. As a result of this change of intent, forecasted interest payments we previously assessed as being probable of occurrence were now deemed probable of not occurring, and the full fair value of these instruments was recognized into income.

We expect that net interest income will continue to increase in the future as we experience growth in mortgage loans held for investment and investment securities.

Net Interest Income

Net interest income for the three months ended March 31, 2006 increased substantially from the first quarter of 2005 due to growth in the loan portfolio as a direct result of continued execution of the adjustable-rate mortgage loan retention strategy and the growth of MBS. The table below summarizes the changes in our net interest income, prior to provision for loan losses, for the three months ended March 31, 2006 and 2005:

Yields Earned on Mortgages Loans and Mortgage-Backed Securities and Rates on Borrowings to Finance Mortgage Loans and Mortgage-Backed Securities

	For the Three Months Ended March 31,
		2006			2005
	Average Balance	Revenue/ Expense	Rate/ Yield	Average Balance	Revenue/ Expense	Rate/ Yield
	(Dollars in thousands)
Mortgage loans	$ 5,748,747	$ 85,027	6.00%	$ 3,557,342	$ 42,051	4.73%
Mortgage-backed securities	397,202	5,359	5.47	—	—	—
Borrowings to finance mortgage loans	5,608,186	(70,478)	(5.10)	3,408,495	(28,518)	(3.35)
Mortgage-backed security repurchase agreements	331,833	(3,862)	(4.72)	—	—	—
Impact of derivative financial instruments		12,832	0.88		(1,898)	(0.22)
Net interest margin		$ 28,878	1.91%		$11,635	1.31%

As discussed above, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. For the three months ended March 31, 2006, REIT taxable net interest income was $29.6 million. The following table provides a reconciliation of consolidated GAAP net interest income to estimated REIT taxable net interest income:

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Loans held for investment net interest income	$25,244	$11,654
Mortgage-backed securities net interest income	1,015	—
Loans held for sale net interest income	2,619	—
Consolidated GAAP net interest income	28,878	11,654
Intercompany interest between REIT and TRS	3,334	1,973
Loans held for sale net interest income	(2,619)	—
Estimated REIT taxable net interest income (1)	$29,593	$13,627

(1)

REIT taxable net interest income is a non-GAAP financial measure. Management believes that REIT taxable net interest income is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net interest income. REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. Estimated REIT taxable net interest income represents the largest revenue component to estimated REIT taxable income available to common shareholders, which HomeBanc Corp. uses as the basis for establishing the amount of dividends payable to holders of its common stock.

 Net Gain on Sale of Mortgage Loans

The following table presents sales volume and related gain on sale information:

	For the Three Months Ended March 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)
Gain on sale	$7,051	$8,583	$(1,532)	(17.8)%

Sales volume	942,146	481,694	460,452	95.6

The overall increase in sales volume was the direct result of structuring the 2006-1 securitization of $455.8 million in loans as a sale under SFAS No. 140. The gain on sale realized in association with this transaction was $1.3 million. We also recognized $1.5 million in gains on interest rate swaps entered into to mitigate the interest rate risk associated with the fair value of the loans included within the securitization and $1.3 million related to anticipated loan sales. Gain on sale is presented net of the provision for contingent loss reserves of $0.6 million and $0.7 million for the first quarter of 2006 and 2005, respectively.

Provision for Loan Losses

We only began retaining loans for investment during the first quarter of 2004 and, therefore, have not yet seen any significant charge-off activity or noticeable deterioration in credit quality. Loans 90 days past due decreased during the first quarter of 2006 from $13.3 million, or 0.24% of the $5.4 billion loan balance, at December 31, 2005 to $9.2 million, or 0.17% of the $5.3 billion loan balance, at March 31, 2006. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses, as necessary, to maintain the adequacy of the Allowance.

The decrease in the provision for loan losses is primarily the result of changes made during the fourth quarter of 2005 in the Allowance methodology. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, the methodology utilized prior to the fourth quarter of 2005 involved a calculation based on the original balance of loans that were transferred into the portfolio. Management then assessed the results of this calculation for reasonableness and made any adjustments it believed, based on available information, were necessary to properly state the provision for loan losses and the resulting Allowance at the end of each reporting period.

During the fourth quarter of 2005, we finalized an intensive review of the Allowance methodology. The focus was on validating and updating, as required by the Securities Exchange Commission (the “SEC”) and GAAP, the estimates used in the calculation. We also assessed the impact that growing portfolio prepayments have had on the estimated losses. In October 2005, testing and data validation was completed on software that HBMC, which services the loans it sells to HomeBanc, utilizes to, among other things, forecast prepayment speeds for HomeBanc’s loans held for investment portfolio. While management was aware that prepayment speeds on the portfolio had significantly increased during 2005, and especially during the third quarter, the software suggested that prepayments for the fourth quarter and beyond would be higher than previously forecasted and that the average life of loans in the portfolio would only be 3.0 years as compared to the previous estimate of 5.5 years. The predictions for the fourth quarter of 2005 were much closer to the actual experience for the quarter.

A decline in the average loan life has a direct impact on the expected probability of default and loss severity since loans become less likely to go through the complete credit cycle, including the peak of the default cycle. Consequently, the required Allowance is also decreased.

Our conclusion was that with the availability of more industry data and developing portfolio trends (especially in prepayment speeds), it was appropriate to make changes in three broad areas to best estimate the required level of the Allowance:

•

the final determination of the level of the Allowance should be based on an analysis of the portfolio based on balances and credit-related factors at period-end rather than being based on the loan balances at the time they are transferred to the portfolio;

•	periodic forecasting of prepayment activity should be more specifically factored in; and
•	actual delinquency trends should be accumulated and compared to industry data.

Other Revenue

			$ Change	% Change
	For the Three Months Ended March 31,		Favorable/	Favorable/
Other Revenue Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
HomeBanc Title Partners	$879	$408	$471	115.4%
Mortgage servicing income, net	1,272	72	1,200	1666.7
Other	431	584	(153)	(26.2)
Total other revenue	$2,582	$1,064	$1,518	142.7%

The single largest component of the increase in other revenue was an increase in mortgage servicing income resulting from the recognition of $0.8 million in MSR amortization/impairment during the first quarter of 2005, compared with a $0.1 million write-down to fair value pursuant to the adoption of SFAS No. 156 in the first quarter of 2006, resulting in a period-to-period change of $0.7 million. Revenue realized from HomeBanc Title Partners also increased by $0.5 million from the first quarter of 2005 to the first quarter of 2006.

Expenses

			$ Change	% Change
	For the Three Months Ended March 31,		Favorable/	Favorable/
Expense Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Salaries and associate benefits, net	$18,823	$15,055	$(3,768)	(25.0)%
Marketing and promotions	6,602	6,354	(248)	(3.9)
Occupancy and equipment expense	4,147	3,805	(342)	(9.0)
Depreciation and amortization	2,233	1,873	(360)	(19.2)
Minority interest	52	25	(27)	(108.0)
Other operating expense	6,325	4,708	(1,617)	(34.3)
Total expenses	$38,182	$31,820	$(6,362)	(20.0)%

The growth in expenses was due to increases in salaries and associate benefits and other operating expense, as described below.

Salaries and Associate Benefits, Net

The increase in salaries and associate benefits resulted from the growth in the number of associates other than commissioned sales associates from 828 at March 31, 2005 to 906 at March 31, 2006. This increase was due to management’s efforts to support our continued growth and requirements of being a public company.

Marketing and Promotions

Marketing and promotions expense exhibited little change from the year-earlier period as the single largest component, expenses related to SMAs increased by only $0.2 million. Details regarding the number of SMA relationships and the proportion of purchase money and total origination volume that they represent are presented below:

	2006	2005
Strategic marketing alliances at March 31,:
Realtor marketing alliances	112	88
Builder services alliances	106	142
Strategic marketing alliance originations for the quarters ended March 31,:
Percentage of purchase money originations	48.8%	38.6%
Percentage of total originations	37.4	28.9

The increasing productivity and proportion of purchase money and total originations represented by our SMAs are the result of active account portfolio management.  As aging accounts expire, alliance partnerships are reevaluated and renewed based upon productivity and growth potential.  In addition, we have been acquiring new accounts at more competitive market rates.

Depreciation and Amortization

The increase in depreciation and amortization was the result of a $0.3 million increase in amortization of software costs associated with certain modules of our new servicing platform placed in service during the third quarter of 2005 and with modules of HomeBanc Way II that have been placed in service since the first quarter of 2005. These substantial technological investments are designed to increase productivity and improve customer service.

Other Operating Expense

			$ Change	% Change
	For the Three Months Ended March 31,		Favorable/	Favorable/
Other Operating Expense Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Audit/Tax/Legal	$1,258	$687	$(571)	(83.1)%
Consulting	355	858	503	58.6
Recruiting	273	97	(176)	(181.4)
Information systems maintenance	322	550	228	41.5
Business insurance	313	513	200	39.0
Business travel	652	290	(362)	(124.8)
Lender paid mortgage insurance	794	—	(794)	N/A
Outsourcing	907	508	(399)	(78.5)
Other	1,451	1,205	(246)	(20.4)
Total other operating expense	$6,325	$4,708	$(1,617)	(34.3)%

The increase in the quarter ended March 31, 2006 over the same period in 2005 in other operating expenses was the result of an increase in premiums on lender paid mortgage insurance of $0.8 million, which is expected to continue to grow in the future, along with combined growth in audit, tax, legal and outsourcing expenses of $1.0 million.

Cumulative Effect of Change in Accounting Principle

The cumulative effect adjustment was the result of the implementation, on January 1, 2006, of SFAS No. 123(R), which required us to estimate the impact of forfeitures on expense associated with stock-based compensation. This amount represents the impact, net of tax, of reducing previously recognized compensation expense in association with HomeBanc Corp.’s Long-Term Incentive Plan (the “LTIP”) and HomeBanc Corp.’s Sales Equity Plan for expected forfeitures. As a result of the cumulative effect adjustment, net income increased by $0.3 million.

Income Taxes

Income tax benefit for the three months ended March 31, 2006 was $0.5 million, compared to an income tax benefit of $3.5 million for the same period in the prior year, reflecting effective tax rates of (71.8)% and (31.7)%, respectively. The change in the effective rate is due to the following:

•	Growth in non-taxable income. Estimated REIT taxable income was $20.4 million in the first quarter of 2006, compared to $10.7 million in the first quarter of 2005;
•	A taxable loss of $18.6 million was realized by HBMC during the first quarter of 2006. This compares to $19.0 million in taxable loss realized in the first quarter of 2005; and
•

The release of $0.1 million in a deferred tax asset valuation allowance during the first quarter of 2006. A valuation allowance of $4.5 million was added in the first quarter of 2005. The change in the level of a valuation allowance reflects management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income.

HomeBanc Corp. generally does not pay any income taxes as long as it continues to meet the criteria to be a REIT, including the distribution of 90% of its taxable income. Our primary operating subsidiary, HBMC, is a TRS of HomeBanc Corp. As such, HBMC must record income tax expense or benefits based on its stand-alone earnings or losses, and file a separate income tax return. HBMC regularly sells and transfers mortgage loans to HomeBanc Corp. For GAAP purposes, no gain on sale is recognized on these mortgage loans sold and transferred to HomeBanc’s investment portfolio. However, for income tax purposes, mortgage loans sold and transferred to HomeBanc are transferred at their fair values, resulting in a taxable gain on sale to HBMC.

Effects of Inflation

There have been no material changes from the effects of inflation from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. See Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk.

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

Contractual Obligations and Off Balance Sheet Arrangements

Interest rate lock commitments (“IRLCs”) are agreements to lend at specified interest rates for loans we intend to sell to third parties. Since many commitments to extend credit may expire without being drawn upon, total commitment amounts do not necessarily represent future cash flow requirements. We had $411.7 million of outstanding IRLCs at March 31, 2006.

On March 31, 2006, we completed our first loan securitization treated as a sale, through the issuance by HomeBanc Mortgage Trust 2006-1, of approximately $451.8 million of certificates representing an interest in four pools of conventional, first-lien, adjustable-rate, residential mortgage loans. The disclosures regarding this transaction are included in Note 12, “Securitizations,” to the Condensed Consolidated Financial Statements.

We have various contractual commitments and financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of March 31, 2006 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
Financing arrangements (1)	$1,363,986	$1,312,439	$—	$—	$51,547
Operating leases (2)	64,773	8,400	20,882	15,923	19,568
Employment agreements	4,319	1,706	2,613	—	—
Contractual marketing (3)	29,334	12,059	16,506	769	—
Total	$1,462,412	$1,334,604	$40,001	$16,692	$71,115

(1)

Obligations for financing arrangements solely represent principal payments due under existing borrowing agreements and do not include the related future interest payments. Excluded from financing arrangements are $4.7 billion in CDOs issued in association with our securitization transactions. These securitizations are accounted for as secured borrowings with debt issuance directly financing loans held for investment. The CDOs will be repaid as cash is received from borrowers, in the form of scheduled payments, prepayments and curtailments, on the underlying loan balances.

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

(3)	Contractual marketing obligations represent costs associated with our SMAs.

Liquidity and Capital Resources

We expect to structure some of our future securitizations as sale transactions and also to leverage our equity through borrowings, including some securitizations treated as debt for financial reporting and federal income tax purposes. We presently expect to seek a leverage ratio of 18 to 25 times the amount of our equity. For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities, all of which are discussed in more detail below, allow us to include the trust preferred securities issued by HomeBanc Capital Trust I as equity. Our leverage ratio may also be limited by the covenants related to our various credit facilities, which may change from time to time. We also seek to match the maturities of our long-term borrowings, which include CDOs, to the maturities of our loans held for investment. The following discussion summarizes the financing methods that we use to take advantage of financing alternatives available to us.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay interest on and repay the principal amounts of our borrowings, fund and maintain investments, make distributions to our shareholders and pay our general business expenses. We presently believe our current cash balances, funds available under our financing arrangements (as described below) and cash flows from operations, including proceeds from sales of fixed-rate and adjustable-rate mortgage loans, will be sufficient for our liquidity requirements for the next 12 months. Our investments and assets also generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings. Should our liquidity needs exceed these ongoing or immediate sources of liquidity, we believe that our mortgage loan portfolio could be sold to raise additional cash, subject to limitations on such sales needed to preserve our REIT status. We do, however, expect to continue the expansion of our loans held for investment and investment securities portfolio that we have undertaken, although the rate of expansion may vary over time. From time to time, we may seek additional sources of capital through the issuance of debt or equity securities or by entering into new borrowing facilities. In the past, we have amended our credit facilities to permit additional leverage as we aggregated mortgage loans in anticipation of our initial public offering or in anticipation of securitizations of mortgage loans. We currently have no commitments for any financings other than through our existing facilities, and we cannot ensure that we will be able to access the capital markets or obtain any additional financing at the times required and on terms and conditions acceptable to us, if at all. If we fail to obtain needed additional financing, our growth would be slowed or suspended.

Loan Securitizations

We have completed seven securitizations accounted for as collateralized borrowings since July of 2004 of approximately $6.3 billion of notes. As of March 31, 2006 the outstanding balance of our collateralized borrowings amounted to $4.7 billion. During the first quarter of 2006, we also completed our first securitization treated as a sale under SFAS No. 140, through the issuance by HomeBanc Mortgage Trust 2006-1, of approximately $451.8 million of certificates. The Company will continue to use securitization transactions, whether structured as sales or collateralized borrowings, as a source of liquidity in the future.

Warehouse Facilities

We use a syndicated credit facility with third parties referred to as the “warehouse line” or “warehouse facility.” Under the warehouse line, HBMC borrows funds to originate new mortgage loans, and in turn, pledges the mortgage loans to the warehouse lender as collateral. We maintain a syndicated warehouse facility led by JPMorgan Chase Bank, which at March 31, 2006 had $500 million committed. We have the option, subject to receipt of commitments from existing lenders or new lenders who become parties to the warehouse facility, to increase the aggregate commitment level to $750.0 million. As of March 31, 2006, the aggregate outstanding balance under the warehouse facility was $176.5 million, and the aggregate maximum amount available for additional borrowings was $323.5 million.

On May 5, 2006, HomeBanc and HBMC entered into the 5/06 Amendment to Credit Agreement (the “5/06 Amendment”), which amended the terms of the warehouse line of credit led by JPMorgan Chase Bank. The 5/06 Amendment permits HomeBanc to maintain a maximum ratio of total liabilities, less qualified subordinated debt, to adjusted tangible net worth of 25 to 1 for all periods on and after November 30, 2005.

We were in compliance with each of the financial covenants required by the warehouse facility credit agreement as of March 31, 2006.

Loan Repurchase Agreements

HBMC and HomeBanc also use repurchase agreements to finance a portion of the mortgage loans that it originates. Under these repurchase agreements, HBMC sells a mortgage loan to a counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor.

On February 24, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Merrill Repurchase Agreement”) by and among Merrill Lynch Bank, USA (“Merrill”), HBMC and HomeBanc. The Merrill Repurchase Agreement replaces the Master Repurchase Agreement dated as of February 27, 2002 by and among HomeBanc, HBMC and Merrill Lynch Mortgage Capital Inc., which terminated in accordance with the terms of that agreement, as amended, on February 24, 2006. The Merrill Repurchase Agreement provides for a $150 million uncommitted facility under which HomeBanc and HBMC may sell to Merrill mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a premium, which is calculated much like interest on a loan. The premium rate is reset daily, is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Merrill and HomeBanc or HBMC, as applicable, and on the termination date, which is February 24, 2007. As of March 31, 2006, the outstanding balance under this facility was $0.7 million.

The Merrill Repurchase Agreement contains certain financial covenants which require us to:

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
•

25 to 1 as of the end of any calendar month or any of HomeBanc Corp.’s fiscal quarter or fiscal year ends during the period from November 30, 2005 to the earlier of August 31, 2006, or the date on which HomeBanc Corp. realizes at least $50 million from any public offering or common equity; and

•	maintain liquidity of at least $10 million at HomeBanc Corp. as of the end of the calendar month.

The Merrill Repurchase Agreement also contains covenants limiting our ability and the ability of our subsidiaries to:

•	transfer or sell all or substantially all of their non-loan assets;
•	grant liens on the loans subject to repurchase transactions under the repurchase agreement;
•	incur additional indebtedness, in excess of $20 million, other than (1) debt under the Merrill Repurchase Agreement; (2) other debt for borrowed money; and (3) debt owed by HBMC to HomeBanc Corp.;
•	consolidate or merge with another entity, or sell all or substantially all of the assets of HomeBanc Corp. or HBMC; and
•	enter into transactions with affiliates other than in the ordinary course of business and on arm’s length terms.

A breach of a covenant in this repurchase facility, unless waived, could restrict or eliminate our ability to fund our operations through payments of dividends from our subsidiaries and to pay cash dividends on our stock.

On March 27, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Liquid Funding Repurchase Agreement”) by and among Liquid Funding, Ltd. (“Liquid Funding”), HomeBanc and HBMC. The Liquid Funding Repurchase Agreement provides for a $300 million uncommitted facility under which HomeBanc and HBMC may sell to Liquid Funding mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a pricing spread, which is calculated much like interest on a loan. The pricing spread is reset daily, is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Liquid Funding and HomeBanc or HBMC, as applicable, and on the termination date, which is March 27, 2007. Under this agreement, the outstanding balance, when combined with the outstanding balance of the Bear Stearns aggregation facility may not exceed $300 million. As of March 31, 2006, we did not have an outstanding balance under this facility.

The Liquid Funding Repurchase Agreement contains certain financial covenants which require us to:

•	maintain minimum adjustable tangible net worth for HomeBanc of not less than $225 million plus an amount equal to 85% of the net proceeds of any common or preferred equity offerings;
•	maintain a maximum ratio of total liabilities to adjusted tangible net worth of:

•	25 to 1 as of the end of any calendar month that ends on or prior to May 31, 2006; and

•	20 to 1 as of the end of any calendar month after May 31, 2006;

•	maintain a ratio of total recourse liabilities to adjusted tangible net worth for HomeBanc of no greater than 9 to 1;

•	maintain liquidity of at least $25 million at HomeBanc as of the end of each calendar month; and

•	maintain consolidated net income of at least:

•	$1.00 for the calendar quarter ending December 31, 2005 and

•	$2.00 for every two consecutive calendar quarters thereafter.

The Liquid Funding Repurchase Agreement also contains covenants limiting our ability and the ability of our subsidiaries to:

•	transfer or sell all or substantially all of their non-loan assets;

•	grant liens on the loans subject to repurchase transactions under the Repurchase Agreement;

•	pay dividends or distributions to shareholders following the occurrence and during the continuation of an event of default;

•	consolidate or merge with another entity, or sell all or substantially all of the assets of HomeBanc and HBMC; and

•	enter into transactions with affiliates other than in the ordinary course of business on arm’s length terms.

We were in compliance with all loan repurchase agreement financial covenants as of March 31, 2006.

Fannie Mae As Soon As Pooled® Plus Program

In connection with the sale of conforming mortgage loans to Fannie Mae for cash or for their inclusion in a pool of MBS guaranteed by Fannie Mae, HBMC entered into an “As Soon As Pooled® Plus” agreement with Fannie Mae. As of March 31, 2006 the outstanding balance on this facility was $3.5 million.

Loan Aggregation Facilities

HomeBanc Funding Corp. maintains a $500 million uncommitted master repurchase agreement with JPMorgan Chase Bank. This facility matures on July 12, 2006. As of March 31, 2006, the outstanding balance on this facility amounted to $447.4 million.

HomeBanc Funding Corp. II maintains a similar $300 million uncommitted master repurchase agreement with Bear Stearns Mortgage Capital Corporation. Under this agreement, the outstanding balance, when combined with the outstanding balance of the Liquid Funding Repurchase Agreement may not exceed $300 million. This facility matures on September 28, 2006. As of March 31, 2006, the outstanding balance on this facility amounted to $29.0 million.

These facilities are used to purchase adjustable-rate mortgage loans from HBMC and to aggregate mortgage loans to be held for investment until they are securitized.

We were in compliance with all aggregation facility financial covenants as of March 31, 2006.

Repurchase Agreements for Mortgage-Backed Securities

HomeBanc also uses repurchase agreements to finance investment securities. These repurchase agreements are collateralized by the underlying investment securities that they are used to finance and the terms of the arrangements generally allow us to borrow up to a maximum of 95% of the market value of the securities. As of March 31, 2006, the outstanding balance on these facilities amounted to $655.4 million.

Preferred Stock

In February 2006, we completed a public offering of our 10% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). The transaction involved the offering of 2,000,000 shares of Preferred Stock at a public offering price of $25 per share for gross proceeds of $50 million. The Preferred Stock is not subject to any mandatory redemption and, except in limited circumstances, we may not optionally redeem it prior to March 31, 2011. Proceeds to the Company, net of expenses, were approximately $47.6 million.

Part I. Item 3: Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

We are exposed to credit risk from the time we fund mortgage loans until they are either sold or the principal balance is repaid in full. While we have not experienced any significant credit losses to date, in the event of a significant rising interest rate environment and/or economic downturn, mortgage loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. This risk may be magnified as we build our portfolio of adjustable-rate mortgage loans whose rates increase as the base rate (e.g., LIBOR) increases, subject to contractual limits.

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

Interest Rate Risk

Our mortgage loans held for investment also are subject to “spread risk.” We presently expect that the majority of these loans will be adjustable-rate loans valued based on a market credit spread to a benchmark yield such as U.S. Treasury security and LIBOR yields. In other words, their value is dependent upon the yield demanded on such securities by the market based on their credit relative to the benchmark yield. Excessive supply of such loans combined with reduced investor demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark yield to value such loans. Under such conditions, the value of our portfolio of mortgage loans held for investment would tend to decline. Conversely, if the spread used to value such loans were to decrease or tighten, the value of our loan portfolio would tend to increase. Such changes in the market value of our loan portfolio may directly affect our net equity, net income or cash flow or have an indirect effect through their impact on our ability to borrow and access capital.

Our loans held for investment as of March 31, 2006 were primarily comprised of mortgage loans that have interest rates that change at one-month or six-month intervals based on changes in LIBOR. In addition, a portion of the loans that are held for investment are hybrid adjustable-rate loans, which carry an initial fixed coupon rate for the first three, five, seven or ten years, with interest rates that reset each six months thereafter based on the six-month LIBOR rate plus a margin. These mortgage loans also have lifetime caps (maximum allowed interest rates).

The table below shows the change in net interest income we estimate would occur from 50 and 100 basis point increases and decreases in interest rates based upon current funding and derivative financial instrument positions. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis

on Mortgage Loans Held for Investment

Interest Rate Change from March 31, 2006	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	$ 3,347	5.6%
+50	1,530	2.5%
-50	(2,198)	(3.7)%
-100	(4,838)	(8.0)%

Our mortgage loans held for sale as of March 31, 2006 were comprised of adjustable- and fixed-rate mortgage loans. The interest rates on adjustable-rate mortgage loans reset at various intervals and are generally subject to lifetime caps, while the rates on fixed-rate loans do not change. We also originate hybrid loans with both fixed and variable pricing components. We presently do not believe that we have significant interest rate risk on our loans held for sale under most of the interest rate scenarios we believe likely to occur. However, should interest rates move significantly before we sell the loans, we would be more significantly affected by the change in interest rates.

Changes in market interest rates affect our estimates of the fair value of our mortgage loans held for sale, IRLCs and the fair value of our derivatives which relate to these instruments, including forward sales of MBS and Treasury notes.

The following table summarizes the sensitivity of the fair value of our mortgage loans held for sale and IRLCs and of the related derivatives to instantaneous shifts of various magnitudes in the yield curve:

	+100 Basis Points	+50 Basis Points	-50 Basis Points	-100 Basis Points
As of March 31, 2006	(Dollars in millions)
Change in fair value of mortgage loans held for sale and IRLCs	$ (17.340)	$ (8.512)	$ 6.891	$ 11.712
Change in fair value of Derivative financials Instruments related to Loans held for sale and IRLCs	13.015	6.405	(6.044)	(11.674)
Net change	$ (4.325)	$ (2.107)	$ 0.847	$ 0.038

Changes in market interest rates affect our estimates of the fair value of our investment securities.

The table below shows the change in fair value of our investment securities we estimate would occur from 50 and 100 basis point increases and decreases in interest rates. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis

on Investment Securities

March 31, 2006 Interest Rate Change	Change in Fair Value	Percentage Change in Fair Value
(in basis points)	(Dollars in thousands)
+100	$ (25,428)	(3.9)%
+50	(11,740)	(1.8)%
-50	9,779	1.5%
-100	19,675	3.0%

Part I. Item 4: Controls and Procedures

HomeBanc’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Exchange Act, that are designed to ensure that information HomeBanc is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

HomeBanc’s management has evaluated, with the participation of HomeBanc’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2006, HomeBanc’s disclosure controls and procedures are effective in ensuring, to a reasonable assurance level, that all material information required to be disclosed and filed in this Report was recorded, summarized and reported within the time period required by the SEC’s rules and forms.

HomeBanc has hired, and may continue to hire, finance, accounting, securitization and servicing personnel, including several senior executives to oversee these functions, in an effort to continue to meet the requirements of being a public company and to keep these functions on pace with the growth in our operations. Similarly, HomeBanc assesses, and may change, its technology solutions from time to time to keep pace with growth in our operations.

There was no change in HomeBanc’s internal control over financial reporting identified in connection with that evaluation that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to affect, HomeBanc’s internal controls over financial reporting.

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

We presently believe that all of these proceedings to which we are subject, taken as a whole, will not have a material adverse effect on our liquidity, business financial condition or results of operations.

Item 1A: Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

None

(b) Uses of Proceeds.

None

(c) Repurchases of Equity Securities.

65,984 shares of Company common stock were purchased on the market at the average price of $8.31 per share on behalf of our Sales Equity Plan during the three months ended March 31, 2006 for purposes of making awards under that plan. Such shares remain issued and outstanding and are subject to the terms and conditions of the plan. We are authorized to purchase up to 1.3 million shares for purposes of making awards under this plan, of which 980,650 remained available at March 31, 2006.

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

3.1(iv)

Articles of Amendment of HomeBanc Corp. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 13, 2006, as filed with the Commission on March 14, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

3.2

Bylaws of HomeBanc Corp., as amended to date. (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 13, 2006, as filed with the Commission on March 14, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

4.1

Form of Common Stock Certificate. (Filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2005, as filed with the Commission on March 15, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

4.2

Form of 10% Series A Preferred Stock Certificate. (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form 8-A as filed with the Commission on February 3, 2006, Commission File No. 001- 32245, and incorporated herein by this reference thereto).

10.1

Master Repurchase Agreement, dated as of February 24, 2006, by and between Merrill Lynch Mortgage Capital Inc. and HomeBanc Mortgage Corporation. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 24, 2006, as filed with the Commission on March 1, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

f
10.2

Amendment No. 1 to HomeBanc Mortgage Trust 2005-3 Mortgage-Backed Notes Trust Agreement, effective as of February 24, 2006, by and among HMB Acceptance Corp., Wilmington Trust Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 24, 2006, as filed with the Commission on March 1, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3

Master Repurchase Agreement, dated as of March 27, 2006, between Liquid Funding, Ltd., HomeBanc Corp. and HomeBanc Mortgage Corporation. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 27, 2006, as filed with the Commission on March 30, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.4(i)

Mortgage Loan Purchase Agreement, dated as of March 1, 2006, by and between HomeBanc Mortgage Corporation and HMB Acceptance Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 31, 2006, as filed with the Commission on April 6, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.4(ii)

Trust Agreement, dated as of March 1, 2006, by and among HMB Acceptance Corp., Wilmington Trust Company and U.S. Bank National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 31, 2006, as filed with the Commission on April 6, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.4(iii)

Pooling and Servicing Agreement, dated as of March 1, 2006, by and among Wilmington Trust Company, HMB Acceptance Corp., U.S. Bank National Association, Wells Fargo Bank, N.A. and HomeBanc Mortgage Corporation. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 31, 2006, as filed with the Commission on April 6, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.5

Form of 2006 Restricted Stock Unit Award Certificate. (Filed as Exhibit 10.8(ii)(b) to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2005, as filed with the Commission on March 15, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

***11	Statement Regarding Computation of Per Share Earnings.

12.1	Statement Regarding Computation of Ratio of Earnings To Fixed Charges. (1)

12.2	Statement Regarding Computation of Earnings to Combined Fixed Charges and Preferred Stock Dividends. (1)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a). (1)

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a). (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)**

32.2	Certification of the Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)**
a

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.
**

The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***	Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 7 to the condensed consolidated financial statements included in this Report.

(1)	Filed herewith via EDGAR.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2006.

HOMEBANC CORP.

May 10, 2006	By:	/s/ PATRICK S. FLOOD
Patrick S. Flood
Chairman and Chief Executive Officer

May 10, 2006	By:	/s/ KEVIN D. RACE
Kevin D. Race
President, Chief Financial Officer and Chief Operating Officer