Form 10-Q
period 2006-06-30
HOMEBANC CORP
filed 2006-08-09
CIK 1283683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
OR

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
	YES ☐	NO ☒

Class	Outstanding at August 7, 2006
Common Stock, $.01 par value per share	56,909,603 shares

-i-

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “outlook,” “target,” and other similar words and expressions of the future. Such forward-looking statements include, without limitation, statements regarding:

•	our business strategy;
•	expected benefits to us from our business strategy and our operation as a real estate investment trust (“REIT”);
•	alternative strategies that we may consider to increase our loan origination volume and REIT investment portfolio;
•	expected benefits to us from our investments in strategic marketing alliances (“SMAs”);
•	future performance, including earnings under accounting principles generally accepted in the United States of America (“GAAP”), developments or market forecasts;
•	forward-looking accounting and financial statement impacts as a result of our change in business strategy and our operation as a REIT;
•	projected leverage ratios, capital needs and the timing of future financings; and
•	projected capital expenditures.

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

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the risks of changes in interest rates and the yield curve on our mortgage loan production, our product mix, our interest rate sensitive assets and liabilities, and our net interest margin;
•	risks inherent in originating and holding mortgage loans, including the risks of early principal repayment and fluctuations in collateral values;
•	risks related to the high concentration of our mortgage loan originations in the Southeast in general and Florida in particular;
•	risks in our ability to retain experienced loan officers;
•

the effects of weather-related events that may result in property damage and increased costs of property ownership as well as a reduction in mortgage loan origination volume or an alteration of the timing of mortgage loan closings;

•	risks associated with expansion of our business, including expansion into new geographic markets and the introduction of new mortgage loan products and growth through acquisitions;
•	pricing pressure that could negatively impact gain on sale relative to the amount of loans sold;
•	future economic or business conditions and general consumer confidence and spending habits;
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

•

federal and state regulations governing the mortgage lending industry and the risk that changes in or application of such regulations may adversely impact our business or make compliance more difficult or expensive;

•	interest rate risks and credit risks of customers;
•	loan loss experience and the rate of loan charge-offs;
•	the uncertainties and costs of litigation;
•	the percentage of applications that will result in closed loans;
•	loss experience arising from alleged breaches of representations and warranties provided to third-party buyers of mortgage loans originated by us;
•	risks in our ability to execute changes in our business strategy and to meet the requirements for operation as a REIT;
•	our limited experience as a servicer of mortgage loans;
•	competition that we face from a wide variety of local, regional, national and other originators and sellers of mortgage loans, and changes in the secondary mortgage market and investors therein;
•	risks in our ability to raise additional capital or enter into additional financing arrangements on terms that are attractive to us;
•	the failure of assumptions underlying the establishment of reserves for loan losses and other estimates, including those used to develop hedging and interest rate risk management strategies;
•	the risks of entering new markets or introducing new products;
•

the risks of mergers, acquisitions, joint ventures and/or divestitures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to integrate operations or achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in GAAP and related industry practices;
•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;
•	general volatility of the capital markets and the market price of our common and preferred stock;
•	changes in our industry or in the rate of growth in the markets that we serve;
•	the effects of war or other conflict, acts of terrorism, natural disasters or other catastrophic events, including hurricanes, that may affect general economic conditions; and
•

other factors and other information discussed in this Report, including, without limitation, those discussed under “Risk Factors” in Item 1A of this Report and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other filings with the Securities and Exchange Commission.

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

PART I

Item 1. Financial Statements

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2006	December 31, 2005
	(Dollars in thousands, except per share data)
Assets
Cash	$22,924	$41,505
Restricted cash	113,767	15,744
Mortgage loans held for sale, net	414,941	195,231
Mortgage loans held for investment, net of allowance of $4,269 and $3,691, respectively	4,789,037	5,449,376
Mortgage servicing rights, net	25,590	10,088
Receivable from custodian	107,807	128,641
Trading securities	4,669	—
Securities available for sale	1,077,522	111,256
Securities held to maturity (fair value of $197,756 and $68,628, respectively)	201,294	68,425
Accrued interest receivable	21,986	18,284
Premises and equipment, net	45,107	41,672
Goodwill, net	39,995	39,995
Deferred tax asset, net	27,380	23,762
Other assets	123,580	108,733
Total assets	$7,015,599	$6,252,712
Liabilities and shareholders' equity
Warehouse lines of credit	$354,603	$344,269
Aggregation credit facilities	305,132	118,685
Repurchase agreements	1,149,303	215,927
Loan funding payable	105,413	69,405
Accrued interest payable	9,587	6,039
Other liabilities	182,923	103,479
Collateralized debt obligations	4,381,808	5,026,598
Junior subordinated debentures representing obligations for trust preferred securities	134,022	51,547
Total liabilities	6,622,791	5,935,949
Minority interest	38	62
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock — par value $.01; 25,000,000 shares authorized; 2,000,000 and 0 shares
issued and outstanding at June 30, 2006 and December 31, 2005, respectively	47,992	—
shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	566	566
Additional paid-in capital	319,259	336,225
Accumulated deficit	(53,459)	(57,585)
Treasury stock, at cost (19,482 and 6,647 shares at June 30, 2006 and December 31, 2005,
respectively)	(156)	(69)
Unearned compensation	—	(1,546)
Accumulated other comprehensive income	78,568	39,110
Total shareholders' equity	392,770	316,701
Total liabilities and shareholders' equity	$7,015,599	$6,252,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Dollars in thousands, except per share data)
Revenues:
Net interest income:
Interest income:
Mortgage loans, including fees	$87,004	$56,852	$172,031	$98,903
Securities available for sale	7,793	—	10,605	—
Securities held to maturity	2,978	—	5,525	—
Total interest income	97,775	56,852	188,161	98,903
Interest expense:
Short-term borrowings	(22,536)	(9,363)	(35,576)	(21,141)
Long-term borrowings	(53,876)	(31,268)	(102,344)	(49,906)
Total interest expense	(76,412)	(40,631)	(137,920)	(71,047)
Net interest income	21,363	16,221	50,241	27,856
Provision for loan losses	1,503	675	1,542	1,203
Net interest income after provision for loan losses	19,860	15,546	48,699	26,653
Net gain on sale of mortgage loans	11,166	11,952	18,217	20,535
Other revenue	2,432	654	5,014	1,718
Total revenues	33,458	28,152	71,930	48,906
Expenses:
Salaries and associate benefits, net	15,017	15,402	33,840	30,458
Marketing and promotions	6,333	6,512	12,935	12,866
Occupancy and equipment expense	3,994	3,520	8,141	7,325
Depreciation and amortization	2,049	1,949	4,282	3,823
Minority interest	42	101	94	125
Other operating expense	6,279	5,974	12,604	10,681
Total expenses	33,714	33,458	71,896	65,278
Loss (income) before income taxes	(256)	(5,306)	34	(16,372)
Income tax benefit	(3,126)	(1,664)	(3,822)	(5,172)
Income (loss) before cumulative effect of change in
accounting principle	$2,870	$(3,642)	$3,856	$(11,200)
Cumulative effect of change in accounting principle, net
of taxes of $171	—	—	270	—
Net income (loss)	$2,870	$(3,642)	$4,126	$(11,200)
Net income (loss) attributable to holders of common stock	$1,620	$(3,642)	$2,140	$(11,200)
Earnings (loss) per share of common stock outstanding:
Income (loss) before cumulative effect of change in
accounting principle
Basic	$0.03	$(0.06)	$0.03	$(0.21)
Diluted	$0.03	$(0.06)	$0.03	$(0.21)
Cumulative effect of change in accounting principle
Basic	$—	$—	$0.00	$—
Diluted	$—	$—	$0.00	$—
Net income (loss)
Basic	$0.03	$(0.06)	$0.04	$(0.21)
Diluted	$0.03	$(0.06)	$0.04	$(0.21)
Dividends declared per share of common stock
outstanding	$0.26	$0.19	$0.26	$0.19
Weighted average shares of common stock outstanding:
Basic	56,358,255	56,431,573	56,389,449	54,074,854
Diluted	57,895,364	56,431,573	57,700,391	54,074,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Dollars in thousands)
Balance at January 1, 2006	—	$—	56,628,969	$566	$336,225	$(57,585)	$(69)	$(1,546)	$39,110	$316,701
Comprehensive income*:
Net income	—	—	—	—	—	4,126	—	—	—	4,126
Other comprehensive income, net of taxes
Net change in unrealized loss on
available for sale securities	—	—	—	—	—	—	—	—	(5,536)	(5,536)
Net change in unrealized gain on
cash flow hedges	—	—	—	—	—	—	—	—	44,994	44,994
Total comprehensive income										43,584
Issuance of preferred stock	2,000,000	47,992	—	—	—	—	—	—	—	47,992
Stock-based compensation	—	—	13,444	—	1,653	—	—	—	—	1,653
Common stock purchased under
Sales Equity Plan, net	—	—	—	—	85	—	(87)	—	—	(2)
Cumulative effect of change in accounting principle	—	—	—	—	(1,987)	—	—	1,546	—	(441)
Preferred stock dividends declared ($0.99 per share)	—	—	—	—	(1,986)	—	—	—	—	(1,986)
Common stock dividends declared ($0.26 per share)	—	—	—	—	(14,731)	—	—	—	—	(14,731)
Balance at June 30, 2006	2,000,000	$47,992	56,642,413	$566	$319,259	$(53,459)	$(156)	$—	$78,568	$392,770

*

Total comprehensive loss for the six months ended June 30, 2005 was $15.9 million. Total comprehensive income for the three months ended June 30, 2006 was $19.7 million, compared to a $27.9 million comprehensive loss for the three months ended June 30, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Operating activities
Net income (loss)	$4,126	$(11,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,282	3,823
Amortization of premium/discount on investment securities	(236)	—
Provision for loan losses	1,542	1,203
Provision for losses associated with certain loan sales and mortgage loans
held for sale	1,101	1,792
Capitalization of mortgage servicing rights	(16,228)	(4,045)
Change in fair value of mortgage servicing rights	726	—
Amortization and impairment of mortgage servicing rights	—	2,256
Loss on disposal of premises and equipment	—	28
Stock-based compensation, net	1,653	1,200
Compensation expense for Sales Equity Plan, net	480	—
Cumulative effect of change in accounting principle	(441)	—
Minority interest	(24)	18
Deferred taxes	(3,618)	(5,101)
Increase in restricted cash	(98,023)	(16,445)
(Increase) decrease in mortgage loans held for sale, net	(247,492)	23,165
Increase in fair value of trading securities	(220)	—
Decrease (increase) in receivable from custodian	20,834	(83,833)
Increase in accrued interest receivable	(3,702)	(5,911)
Decrease (increase) in other assets	29,898	(9,266)
Increase (decrease) in accrued interest payable	3,548	(306)
Decrease in other liablities	(20,789)	(1,181)
Net cash used in operating activities	(322,583)	(103,803)

Investing activities
Net principal collections (originations) of loans held for investment	658,797	(1,466,502)
Purchases of premises and equipment, net	(7,717)	(7,701)
Purchases of investment securities held to maturity	(147,245)	—
Proceeds from maturities and prepayments of investment securities held to maturity	14,440	—
Purchases of investment securities available for sale	(856,990)	—
Proceeds from maturities and prepayments of investment securities available for sale	22,680	—
Net cash used in investing activities	(316,035)	(1,474,203)

Financing activities
Increase (decrease) in warehouse and aggregation credit facilities, net	196,781	(512,023)
Increase in repurchase agreements	933,376	—
Net change in loan funding payable	36,008	57,879
Proceeds from debt issuance	82,475	2,284,105
Repayment of debt	(644,790)	(311,752)
Proceeds from issuance of common stock, net	—	93,000
Proceeds from issuance of preferred stock, net	47,992	—
Purchase of shares under Sales Equity Plan	(482)	—
Cash dividends paid	(31,323)	(18,456)

Net cash provided by financing activities	620,037	1,592,753

Net (decrease) increase in cash	(18,581)	14,747
Cash and cash equivalents at beginning of period	41,505	12,232

Cash and cash equivalents at end of period	$22,924	$26,979

Supplemental disclosures
Non-cash items:
Transfers to mortgage loans held for sale from mortgage loans held for investment	$357,117	$—
Transfers to other real estate from mortgage loans held for investment	4,355	545
Change in unrealized loss on available for sale securities	(5,536)	—
Change in unrealized gain (loss) on cash flow hedges	44,994	(4,672)

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

The Company, through its wholly-owned subsidiary, HomeBanc Mortgage Corporation (“HBMC”), originates residential mortgage loans through its 21 store locations and its 150 realtor store-in-store locations in the states of Georgia, Florida and North Carolina. HBMC’s mortgage product line includes conforming Fannie Mae and Freddie Mac mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, including construction-to-permanent and second-lien mortgage loans, nonconforming jumbo loans and a limited volume of sub-prime mortgage loans. The Company’s strategy emphasizes retail residential mortgage loan originations, primarily purchase money mortgages, which are originated in connection with the purchase and sale of real property. The Company augments its production strategy through the formation of strategic marketing alliances (“SMAs”) with residential realtors and home builders who have a significant presence in its markets. As of June 30, 2006, the Company had 218 SMAs, 118 of which were with residential realtors and 100 of which were with home builders.

At June 30, 2006, the Company had the following subsidiaries: HBMC; HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; HomeBanc Title Partners, LLC (“Title Partners”); and HMB Mortgage Partners, LLC (“Mortgage Partners”). All of these subsidiaries are wholly-owned by the Company, except for Title Partners, a joint venture in which First American Title Insurance, an agent offering title insurance to customers of the Company, owns a 15% equity interest. HBMC has elected to be treated as a taxable REIT subsidiary (“TRS”). HomeBanc Funding Corp., HomeBanc Funding Corp. II and HMB Acceptance Corp. are treated as qualified REIT subsidiaries. Mortgage Partners, a single-member limited liability company, is a wholly-owned subsidiary of HBMC.

In addition, at June 30, 2006, the Company held all of the equity interests in 10 Delaware statutory trusts: HomeBanc Mortgage Trust 2004-1 (the “2004-1 Trust”); HomeBanc Mortgage Trust 2004-2 (the “2004-2 Trust”); HomeBanc Mortgage Trust 2005-1 (the “2005-1 Trust”); HomeBanc Mortgage Trust 2005-2 (the “2005-2 Trust”); HomeBanc Mortgage Trust 2005-3 (the “2005-3 Trust”); HomeBanc Mortgage Trust 2005-4 (the “2005-4 Trust”); HomeBanc Mortgage Trust 2005-5 (the “2005-5 Trust”); HomeBanc Mortgage Trust 2006-1 (the “2006-1 Trust”); HMB Capital Trust I (“Capital Trust I”); and HMB Capital Trust IV (“Capital Trust IV”). These trusts are bankruptcy-remote Delaware statutory trusts used in connection with the Company’s securitization and financing activities and are disregarded entities for federal income tax purposes. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), all of these entities, except the 2006-1 Trust, Capital Trust I and Capital Trust IV are consolidated for financial reporting purposes. The 2006-1 Trust is a qualifying special purpose entity used in a securitization accounted for as a sale and is therefore not consolidated. For tax purposes, the 2006-1 Trust has been structured as a real estate mortgage investment conduit. Title Partners is a limited partnership for federal income tax purposes. HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; the 2004-1 Trust; the 2004-2 Trust; the 2005-1 Trust; the 2005-2 Trust; the 2005-3 Trust; the 2005-4 Trust; and the 2005-5 Trust are all bankruptcy-remote special purpose entities utilized in the financing of the Company’s operations. Capital Trust I, formed in June 2005, and Capital Trust IV, formed in June 2006, were formed to purchase junior subordinated debentures from the Company funded by the issuance of trust preferred securities to provide financing for the Company’s operations. Mortgage Partners became the owner, effective July 1, 2006, of a 51% interest in BH Mortgage Partners, LLC (“BH Mortgage”), a joint venture with an affiliate of an Atlanta-based homebuilder, Brayson Homes. BH Mortgage was created to originate mortgage loans with borrowers, including purchasers of homes built by Brayson Homes.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

All material intercompany transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current presentation.

The mortgage lending business is seasonal as it is tied to home sales which typically rise during the spring and summer seasons and decline during the fall and winter seasons. The effect of this seasonality is muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing mortgage interest rates.

Unless the context otherwise requires, for purposes of these notes to the condensed consolidated financial statements, the “Company” refers to HomeBanc and the entities it consolidates, as discussed above.

Note 2. Summary of Significant Accounting Policies

The following is a discussion of the Company’s significant accounting policies that have changed since December 31, 2005:

Mortgage Loans Held for Investment

When management’s intent changes with respect to mortgage loans held for investment, those loans must be transferred to mortgage loans held for sale at the lower of cost or fair value on the date the decision to sell is made. Any write-down required due to a decline in credit quality is recorded as a reduction in the allowance for loan losses (the “Allowance”). To the extent that the loan’s reduction in value due to credit quality was not already provided for in the Allowance, an additional provision for loan losses is recorded to restore the allowance to an adequate level. To the extent that a write-down is required as a result of interest rate conditions, the offset for the loan basis adjustment is recorded as a reduction of gain on sale of mortgage loans.

During the second quarter of 2006, the Company changed its intent with respect to $357.1 million of mortgage loans held for investment and transferred the loans to mortgage loans held for sale, and no write-down was necessary.

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

The Company elected early adoption of SFAS No. 156 on January 1, 2006. SFAS No. 156 requires servicers to define classes of MSRs based on: (1) the availability of market inputs used in determining the fair value of servicing rights; (2) the servicer’s method for managing the risks of its servicing rights; or (3) a combination of the two elements. As dictated by SFAS No. 156, servicers may opt to measure the classes of MSRs using either the amortization method or the fair value method. At January 1, 2006, the Company defined one class of MSRs and elected to measure MSRs using the fair value method, which allows the MSRs to be marked to market each quarter, thus eliminating the need for a valuation allowance. Additionally, as opposed to allocating an amount equal to the relative fair value in a transfer of mortgage loans treated as a sale, MSRs are initially recorded at fair value and treated as part of the proceeds received by the Company. Since the MSR balance at December 31, 2005 was equal to fair value, there was no cumulative effect adjustment as a result of the adoption of SFAS No. 156.

Stock-Based Compensation

Prior to adoption of SFAS No. 123(R), Share-Based Payment, the Company recognized stock-based compensation using the fair value-based method encouraged by SFAS No. 123, Accounting for Stock-Based Compensation. Under this method, the fair value of equity awards granted is estimated as of the date of grant using a Black-Scholes option-pricing model or other fair value estimation methods, as appropriate. As permitted by SFAS No. 123, forfeitures were recognized as incurred.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) and continued to use the fair value-based method of accounting for equity awards initially implemented under SFAS No. 123; however, SFAS No. 123(R) requires that forfeitures be estimated at grant date and factored into the associated compensation expense calculation rather than being recognized as incurred, as was permissible under SFAS No. 123. Since the Company previously accounted for stock-based compensation at fair value pursuant to SFAS No. 123, it utilized the modified prospective application in the implementation of SFAS No. 123(R).

The adoption of SFAS No. 123(R) resulted in a cumulative effect adjustment that decreased additional paid-in capital by $2.0 million, which included a $1.5 million reclassification from unearned compensation to additional paid-in capital related to unvested (restricted) stock awarded under HomeBanc Corp.’s Amended and Restated Sales Equity Incentive Plan (the “Sales Equity Plan”) that, under previous guidance, was accounted for as unearned compensation and now, under SFAS No. 123(R), must be treated as a reduction of additional paid-in capital. The Company also recorded an increase to income of $0.5 million related to recognition of expected forfeitures, which was reduced by $0.2 million in tax expense.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has not completed its assessment of the impact that the new guidance will have on its financial condition, results of operations or cash flows.

Note 3. Investment Securities

Trading

As further discussed in Note 12, “Securitizations,” the Company retained the economic residual interest in the securitization transaction facilitated by the 2006-1 Trust, which was structured and accounted for as a sale under SFAS No. 140, and classified this interest as trading in accordance with SFAS No. 140 and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At June 30, 2006, this trading security had a fair value of $4.7 million. A net trading gain of $0.2 million, arising from the change in the fair value of the security, was recognized during the three and six months ended June 30, 2006. No trading gains or losses were recognized during the three and six months ended June 30, 2005 as the Company did not own any trading securities during the period.

Available for Sale and Held to Maturity

As further discussed in Note 12, “Securitizations,” the Company retained the M-1, M-2 and B-1 classes in the 2006-1 securitization. These investment securities, classified as available for sale, equaled $23.4 million in allocated fair value at the time the securitization transaction occurred.

The amortized cost and fair value of available for sale and held to maturity investment securities, with gross unrealized gains and losses are summarized as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage-backed securities	$1,083,058	$741	$(6,277)	$1,077,522
Total securities available for sale	$1,083,058	$741	$(6,277)	$1,077,522

Securities Held to Maturity
Mortgage-backed securities	$201,294	$8	$(3,546)	$197,756
Total securities held to maturity	$201,294	$8	$(3,546)	$197,756

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage-backed securities	$111,505	$136	$(385)	$111,256
Total securities available for sale	$111,505	$136	$(385)	$111,256

Securities Held to Maturity
Mortgage-backed securities	$68,425	$203	$—	$68,628
Total securities held to maturity	$68,425	$203	$—	$68,628

The Company began purchasing investment securities during the fourth quarter of 2005 and has not experienced any unrealized losses that could potentially be considered other-than-temporary impairment under EITF (“Emerging Issues Task Force”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Similarly, the Company tested investment securities falling under EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for other-than-temporary impairment due to credit conditions or prepayment risk and identified no such impairment as of June 30, 2006.

At June 30, 2006 and December 31, 2005, all of the available for sale and held to maturity securities were pledged as collateral for the Company’s obligations under repurchase agreements. The Company did not complete any sale transactions with respect to these investment securities during the six months ended June 30, 2006, and the Company did not own any investment securities during the six months ended June 30, 2005. As such, no realized gains or losses have been recorded for these periods. Expected maturities of securities differ from contractual maturities because some borrowers, whose obligations serve as collateral for the investment securities, have the right to prepay their obligations without prepayment penalties.

Note 4. Mortgage Servicing Rights

Prior to January 1, 2006, the Company accounted for its MSR portfolio under the amortization method in accordance with SFAS No. 140. Upon early adoption of SFAS No. 156 on January 1, 2006, the Company elected to account for its entire MSR portfolio at fair value. At June 30, 2006, the Company was acting as servicer on behalf of others for approximately $2.1 billion of mortgage loans, compared to $1.0 billion at December 31, 2005. The principal balances of loans serviced for others are not included in the condensed consolidated balance sheet. The following table presents a reconciliation of the changes in MSRs for the six months ended June 30, (dollars in thousands):

	2006	2005
Beginning balance	$10,088	$5,097
MSRs capitalized	16,228	4,045
Change in fair value of MSRs	(726)	—
Amortization of MSRs	—	(1,281)
Change in valuation allowance	—	(975)
Ending balance	$25,590	$6,886

Significant assumptions utilized in determining the fair value of MSRs at June 30, 2006 were as follows:

Weighted average prepayment speed	29.83% Constant Prepayment Rate (“CPR”)
Weighted average discount rate	12.00%

The significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of MSRs as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At June 30, 2006, the reduction in the current fair value of MSRs resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $2.5 million and $6.1 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loan and the costs related to refinancing.

During the second quarter of 2006, the Company changed certain assumptions underlying its MSR valuation due to substantial growth in the MSR portfolio. The most significant of the changes in assumptions pertains to the prepayment speeds and the discount rate utilized in the fair value calculation, which were 28.5% - 32.3% CPR and 16.2%, respectively, in the March 31, 2006 fair value calculation.  While those assumptions were within a reasonable range as of March 31, 2006, management believes the 29.8% CPR prepayment speed and the 12.0% discount rate used in the June 30, 2006 valuation are more appropriate and reflective of the fair value of the Company’s MSR portfolio. Management has calculated the estimated impact on earnings that would have resulted had no adjustments to the third party assumptions for prepayment speeds and the discount rate been made as of June 30, 2006. Management estimates that the fair value of the MSRs would have been approximately $2.3 million less, which would have reduced income before income taxes for the three and six months ended June 30, 2006.  Furthermore, one of the Company’s available strategies for consideration for the need of a deferred tax asset valuation allowance is also dependent on the value of MSRs, and management estimates that the use of the unchanged third party assumptions would have resulted in the need for an additional $1.5 million in deferred tax asset valuation allowance as of June 30, 2006, which would have reduced the recorded income tax benefit for the three and six months ended June 30, 2006.  The total decrease in net income for the three and six months ended June 30, 2006 would have been $3.8 million.

The Company does not enter into derivative financial instruments to directly manage the interest rate risk associated with the MSR portfolio. MSRs, however, are incorporated into the Company’s overall risk management framework and are viewed primarily as a natural economic hedge of the Company’s mortgage loans held for sale portfolio.

Note 5. Borrowings

Repurchase Agreements

On February 24, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Merrill Repurchase Agreement”) by and among Merrill Lynch Bank, USA (“Merrill”), HBMC and HomeBanc. The Merrill Repurchase Agreement replaces the Master Repurchase Agreement dated as of February 27, 2002 by and among HomeBanc, HBMC and Merrill Lynch Mortgage Capital Inc., which terminated in accordance with the terms of that agreement, as amended, on February 24, 2006. The Merrill Repurchase Agreement provides for a $150 million uncommitted facility under which HomeBanc and HBMC may sell to Merrill mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a premium, which is calculated much like interest on a loan. The premium rate is reset daily, is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Merrill and HomeBanc or HBMC, as applicable, and on the termination date, which is February 24, 2007. On May 5, 2006, HomeBanc and HBMC entered into Amendment No. 1 (the “Merrill Lynch Amendment”) to the Merrill Repurchase Agreement. The Merrill Lynch Amendment permits HomeBanc to maintain a maximum ratio of total liabilities, less qualified subordinated debt, to adjusted tangible net worth of 25 to 1 as of the end of any calendar month or any of HomeBanc’s fiscal quarter or fiscal year ends during the period from November 30, 2005 to the earlier of August 31, 2006 or the date on which HomeBanc realizes at least $50 million from any public offering of common equity.

On March 27, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Liquid Funding Repurchase Agreement”) by and among Liquid Funding, Ltd. (“Liquid Funding”), HomeBanc and HBMC. The Liquid Funding Repurchase Agreement provides for a $300 million uncommitted facility under which HomeBanc and HBMC may sell to Liquid Funding mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a pricing spread, which is calculated much like interest on a loan. The pricing spread is reset daily, is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Liquid Funding and HomeBanc or HBMC, as applicable, and on the termination date, which is March 27, 2007. On May 31, 2006, HomeBanc and HBMC entered into Amendment No. 1 (the “Liquid Funding Amendment”) to the Liquid Funding Repurchase Agreement. The Liquid Funding Amendment eliminates the financial covenants applicable to HomeBanc and HBMC under the terms of the original Liquid Funding Repurchase Agreement.

On May 5, 2006, HomeBanc and HBMC entered into the 5/06 Amendment to Credit Agreement (the “5/06 Amendment”) by and among HomeBanc, HBMC, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and a Lender, and the other Lender(s) named as parties thereto (as amended) amending the terms of the warehouse line of credit led by JP Morgan Chase Bank (the “JP Warehouse Facility”). The 5/06 Amendment permits HomeBanc to maintain a maximum ratio of total liabilities, less qualified subordinated debt, to adjusted tangible net worth of 25 to 1 for all periods on and after November 30, 2005.

On May 31, 2006, HomeBanc Funding Corp. II and Bear Stearns entered into Amendment No. 9 (the “Bear Stearns Amendment”) to the Bear Stearns aggregation credit facility. The Bear Stearns Amendment eliminates the financial covenants applicable to HomeBanc under the terms of the Bear Stearns aggregation credit facility.

Trust Preferred Securities

On June 1, 2006, the Company formed Capital Trust IV to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $82.5 million in Junior Subordinated Debentures (the “Debentures”) to Capital Trust IV, which in turn issued $80 million in trust preferred securities to a third-party investor and $2.5 million in common trust securities to the Company. The trust preferred securities and the Debentures mature on June 15, 2036 and are callable after five years by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities allow us to include the trust preferred securities issued as equity.

Note 6. Shareholders’ Equity

On February 7, 2006, the Company completed the public offering of $50 million of 10% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). The transaction involved the offering of 2,000,000 shares of Preferred Stock at a public offering price of $25 per share. The Preferred Stock is not subject to any mandatory redemption and, except in limited circumstances, may not be optionally redeemed by the Company prior to March 31, 2011. The proceeds to the Company after deducting issuance costs were $48.0 million.

Note 7. Earnings per Share

Basic earnings per share (“EPS”) represents income available to holders of shares of common stock divided by the weighted-average number of shares of common stock outstanding during the period. Diluted shares of common stock outstanding include the weighted-average number of shares of common stock outstanding during the period, together with additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued, as well as any adjustment to income that would result from the assumed issuance. EPS of common stock has been computed based on the following (dollars in thousands, except per share amounts:)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Basic
Income (loss) before cumulative effect of change in
accounting principle	$2,870	$(3,642)	$3,856	$(11,200)
Less: preferred dividends	1,250	—	1,986	—
Income (loss) attributable to holders of common stock
before cumulative effect of change in accounting principle	1,620	(3,642)	1,870	(11,200)
Cumulative effect of change in accounting principle,
net of tax	—	—	270	—
Net income (loss) attributable to holders of common stock	$1,620	$(3,642)	$2,140	$(11,200)
Average shares of common stock outstanding	56,639,441	56,431,573	56,634,584	54,074,854
Less: average shares of unvested (restricted) stock
awarded under the Sales Equity Plan and legally
outstanding	281,186	—	245,135	—
Average shares of common stock outstanding for
basic EPS calculation	56,358,255	56,431,573	56,389,449	54,074,854
Earnings (loss) per share of common stock outstanding:
Income (loss) before cumulative effect of change in
accounting principle	$0.03	$(0.06)	$0.03	$(0.21)
Cumulative effect of change in accounting principle,
net of tax	—	—	0.00	—
Net income (loss) (1)	$0.03	$(0.06)	$0.04	$(0.21)
Diluted
Income (loss) before cumulative effect of change in
accounting principle	$2,870	$(3,642)	$3,856	$(11,200)
Less: preferred dividends	1,250	—	1,986	—
Income (loss) attributable to holders of common stock
before cumulative effect of change in accounting principle	1,620	(3,642)	1,870	(11,200)
Cumulative effect of change in accounting principle,
net of tax	—	—	270	—
Net income (loss) attributable to holders of common stock	$1,620	$(3,642)	$2,140	$(11,200)
Average shares of common stock outstanding	56,639,441	56,431,573	56,634,584	54,074,854
Long-Term Incentive Plan adjustment	1,255,923	—	1,065,807	—
Average common shares outstanding for diluted
EPS calculation	57,895,364	56,431,573	57,700,391	54,074,854
Earnings (loss) per share of common stock outstanding:
Income (loss) before cumulative effect of change in
accounting principle	$0.03	$(0.06)	$0.03	$(0.21)
Cumulative effect of change in accounting principle,
net of tax	—	—	0.00	—
Net income (loss) (1)	$0.03	$(0.06)	$0.04	$(0.21)

(1) Slight variation in totals are due to rounding

Excluded from the computation of diluted shares for the three- and six-month periods ended June 30, 2006 were 0.2 million and 0.1 million stock appreciation rights (“SARs”) because the effect would be antidilutive. Similarly, approximately 1.4 million SARs and approximately 0.9 million restricted stock units (“RSUs”) were excluded from the computation of diluted shares for the three- and six-month periods ended June 30, 2005.

Note 8. Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), which continues to require a fair value-based method of accounting for awards of stock-based compensation as previously required under SFAS No. 123; however, under SFAS No. 123(R), forfeitures are required to be estimated at grant date and factored into the associated compensation expense calculation rather than being recognized as incurred, as was permissible under SFAS No. 123. Compensation expense recognized prior to January 1, 2006 does not reflect the expected impact of forfeitures as do expense amounts recognized subsequent to implementation.

On May 25, 2006, shareholders approved certain amendments to HomeBanc Corp.’s Amended and Restated Long-Term Incentive Plan (the “LTIP”) and the Sales Equity Plan. The Sales Equity Plan was amended to provide that all future issuances of RSUs and the shares of HomeBanc Corp. common stock issued upon settlement of any RSUs granted under the Sales Equity Plan shall be issued under the LTIP, and the Sales Equity Plan will no longer constitute a separate source of shares for the grant of equity awards. Amendments to the LTIP included an increase of five million in the total number of shares of the Company’s common stock reserved and available under the LTIP, so that the total number of shares available for award under the LTIP is currently 8.3 million shares, which includes all shares to be issued in the future under the Sales Equity Plan.

Stock Appreciation Rights

There were no grants of SARs during the first six months of 2006, so no calculation of fair value at grant date was required. The following assumptions were used for grants of SARs during the first quarter of 2005: expected dividend yield of 7.19%; expected volatility of 20.0%; risk-free interest rate of 4.11%; and an expected life of 6.5 years. The assumptions used during the second quarter of 2005 were an expected dividend yield of 10.0%, expected volatility of 20.0%, a risk-free interest rate of 4.0% and an expected life of 6.5 years.

During each of the three-month periods ended June 30, 2006 and 2005, the Company recognized $0.2 million in compensation expense related to SARs. During each of the six-month periods ended June 30, 2006 and 2005, the Company recognized $0.4 million in compensation expense related to SARs.

Restricted Stock Units

During the three-month periods ended June 30, 2006 and 2005, the Company recognized $0.7 million and $0.4 million in compensation expense, respectively, related to RSUs. During the six-month periods ended June 30, 2006 and 2005, the Company recognized $1.2 million and $0.8 million, respectively, in compensation expense related to RSUs.

Sales Equity Plan

Compensation expense recognized during each of the three-month periods ended June 30, 2006 and 2005 related to the Sales Equity Plan was less than $0.1 million. Compensation expense recognized during the six-month periods ended June 30, 2006 and 2005 related to the Sales Equity Plan was approximately $0.2 million and $0.1 million, respectively. Additional paid-in capital in the condensed consolidated balance sheet reflects a reduction of $2.0 million at June 30, 2006, which represents the cost, based on date of grant, of approximately 300,000 shares of restricted stock awarded under the Sales Equity Plan, net of the expense recognized in income.

Note 9. Income Taxes

Applicable income taxes for the three months ended June 30, 2006 were a net benefit of $3.1 million (representing an effective tax rate of 1,221.1%), compared to a net benefit of $1.7 million (representing an effective tax rate of 31.4%) for the three months ended June 30, 2005. Applicable income taxes for the six months ended June 30, 2006 were a net benefit of $3.7 million (representing an effective tax rate of 768.6%), compared to a net benefit of $5.2 million (representing an effective tax rate of 31.6%) for the six months ended June 30, 2005. The effective tax rates are computed based on consolidated income or loss before income taxes, including the results of both HomeBanc Corp. and HBMC, which, as is more fully discussed below, are generally treated differently for income tax purposes.

At June 30, 2006, the Company had a net deferred tax asset of $27.4 million, compared to a net deferred tax asset of $23.8 million at December 31, 2005. The results for the three months ended June 30, 2006 include a gross benefit of $0.7 million and a release of valuation allowance of approximately $2.4 million, which is further discussed below. This compares to a gross benefit of $9.7 million and an increase to the valuation allowance of $4.5 million for the three months ended June 30, 2005. The results for the six months ended June 30, 2006 include a gross benefit of $1.2 million and a release of valuation allowance of approximately $2.5 million. This compares to a gross benefit of $9.7 million and an increase to the valuation allowance of $4.5 million during the year-earlier period.

HomeBanc Corp. generally does not pay any income taxes as long as it continues to meet the criteria to be a REIT, including the distribution of 90% of its taxable income. The Company’s primary operating subsidiary, HBMC, is a TRS of HomeBanc Corp. As such, HBMC must record income tax expense or benefits based on its stand-alone earnings or losses and must file a separate income tax return. HBMC regularly sells and transfers mortgage loans to HomeBanc Corp. For GAAP purposes, no gain on sale is recognized on these mortgage loans sold and transferred to HomeBanc’s investment portfolio. However, mortgage loans sold and transferred to HomeBanc are transferred at their fair values, and any resulting gains or losses are included in HBMC’s income for income tax purposes. The amortization of these gains or losses in subsequent periods also impact HBMC’s income for income tax purposes, but they are ignored for GAAP purposes. Additionally, the creation of MSRs through the sale of originated mortgage loans, on a servicing retained basis, by HBMC to third parties gives rise to income for GAAP purposes, but they are excluded from income for income tax purposes.

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

The Company’s net deferred tax asset at June 30, 2006 includes an asset of approximately $45.3 million arising from net operating losses of HBMC. These net operating losses will expire in 20 years from the year of origination for federal income tax purposes. After consideration of management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income, management has concluded that $10.8 million of the net deferred tax asset at June 30, 2006 is currently unlikely to be realized within a three-year period. Accordingly, the net deferred tax asset at June 30, 2006 includes a valuation allowance of $10.8 million.

The Company released less than $0.1 million of the previously recorded valuation allowance during the first quarter of 2006. The Company released an additional $2.4 million during the second quarter of 2006 because available tax planning strategies that could be invoked to generate taxable income at June 30, 2006 made it more likely than not that the amount of net deferred tax that will be realized had increased by that amount.

Note 10. Commitments and Contingencies

Loans Sold With Recourse

The Company maintains a reserve for contingencies arising in connection with loan sales to third parties. Reserves for contingency losses anticipated in association with investor repurchase and indemnification requests were $3.7 million and $4.1 million at June 30, 2006 and December 31, 2005, respectively. During the three-month periods ended June 30, 2006 and 2005, the Company repurchased $1.2 million and $2.1 million, respectively, of loans sold to third parties. During the six-month periods ended June 30, 2006 and 2005, the Company repurchased $5.5 million and $2.2 million, respectively, of loans sold to third parties. The Company charged $0.2 million against previously established contingency reserves during each of the three-month periods ended June 30, 2006 and 2005. The Company charged $1.2 million and $0.3 million, respectively, against previously established contingency reserves during the six-month periods ended June 30, 2006 and 2005.

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

Over the past few years, the number and scope of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and others with sales duties are required to be paid overtime under the Fair Labor Standards Act appear to be increasing. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs. HomeBanc has received several such claims and currently has several lawsuits pending in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they are owed back pay for unpaid overtime. A motion for conditional class certification of these claims into one action is presently pending in the United States District Court in the Middle District of Florida. In these actions, plaintiffs are seeking an unspecified dollar amount of damages to be determined under statutory formulae. The dollar amount of these damages presently is not estimable due to the uncertainty of the class certification and the number of potential participants in any class that may be certified. The Company is vigorously defending these proceedings. However, at this stage of the proceedings, it is not possible to predict the ultimate outcome of this litigation.

Although it is difficult to predict the outcome of any litigation, the Company has established litigation reserves where necessary in accordance with GAAP. The Company, after consulting with counsel, presently believes that, taken as a whole, the proceedings to which it is subject will not have a material adverse impact on its financial condition or results of operations.

Note 11. Derivative Financial Instruments

During the first six months of 2006, the Company de-designated certain interest rate swaps, representing $3.8 billion in notional value, previously designated in cash flow hedging relationships of forecasted interest payments on collateralized debt obligations (“CDOs”). These swaps were proven to be effective hedging instruments through the date of de-designation. In accordance with the requirements of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, the associated market value recorded in accumulated other comprehensive income (“AOCI”) of $55.4 million as of the date of de-designation will be reclassified into earnings, as an offset to interest expense, when the forecasted interest payments impact earnings. As of June 30, 2006, $50.8 million remained unamortized in AOCI.

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

The Company completed a securitization of mortgage loans during the first quarter of 2006 that was accounted for as a sale in accordance with SFAS No. 140. Prior to the first quarter of 2006, management’s intent was to structure this securitization transaction as a collateralized borrowing similar to the structures utilized in the Company’s previous seven securitizations. As a result of the change of intent with respect to this and other future securitizations, forecasted interest payments the Company previously assessed as being probable of occurrence were deemed probable of not occurring. In accordance with SFAS No. 133, the Company recognized into earnings, as an offset to interest expense, the full fair value of the terminated instruments initially designated in cash flow hedging relationships of the interest payments that would have occurred had this securitization and other anticipated securitizations been structured as collateralized borrowings as initially intended. The total impact of these derivative financial instruments upon net interest income was $7.5 million during the first quarter of 2006. Further, the Company recognized $4.1 million in income within gain on sale of mortgage loans for undesignated derivative financial instruments entered into to mitigate interest rate risks associated with loan sales.

The total change in fair value of hedging instruments attributable to the ineffective portion of effective hedging relationships recorded as an offset to interest expense, excluding the impact of the aforementioned de-designations, was a $2.4 million gain during the three months ended June 30, 2006, compared to an immaterial amount during the year-earlier period, and a $3.0 million gain during the first six months of 2006, compared with an immaterial amount during the year-earlier period.

During the second quarter of 2006, the Company began, in certain instances, formally designating forward contracts and options on forward contracts to hedge against changes in the total fair value of certain pools of its mortgage loans held for sale resulting from interest rate movements. The forward contracts and options on forward contracts are defined as derivative financial instruments under SFAS No. 133 with mark-to-market adjustments recorded in gain on sale of mortgage loans. To the extent that similar asset criteria are met for the designated pools of loans and hedge effectiveness is achieved, the Company also records the change in fair value of the loans through current period earnings as an adjustment to gain on sale of mortgage loans. In an effective hedging relationship, this loan basis adjustment substantially offsets the change in value of the designated derivatives. The basis adjustment recorded on mortgage loans held for sale as of June 30, 2006 as a result of the application of fair value hedging was immaterial, and there were no derivatives in a designated fair value hedging relationship as of June 30, 2006.

A summary of the Company’s positions with respect to its derivative financial instruments by hedging category and designated hedged item, where appropriate, follows. The fair value of derivative financial instruments in an asset position is recorded in other assets, while the fair value of those in a liability position is recorded in other liabilities.

	June 30, 2006			December 31, 2005
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges (hedged item)
Interest rate swaps (debt)	$ 4,065,000	$ 28,764	$ (2,206)	$ 3,690,000	$ 39,708	$ (1,135)
Interest rate caps (debt)	1,562,163	17,639	—	1,743,613	11,166	—
Other Derivative Financial Instruments
Interest rate lock commitments	419,793	291	(867)	98,850	254	—
Forward contracts	272,642	1,014	(181)	180,056	—	(858)
Options on forward contracts	15,000	58	—	5,000	12	—
Interest rate basis swaps	300,000	290	—	300,000	155	—
Interest rate swaps - pay fixed	1,752,617	24,167	(98)	1,885,498	6,306	(7,516)
Interest rate swaps - pay floating	1,652,617	—	(24,744)	1,885,498	7,230	(6,686)

Note 12. Securitizations

On March 31, 2006, the Company completed its first loan securitization treated as a sale, through the issuance by the 2006-1 Trust of approximately $451.8 million of certificates (the “2006-1 Certificates”) representing an interest in four pools of conventional, first-lien, adjustable-rate, residential mortgage loans. The approximate amount of all classes of the 2006-1 Certificates, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

_____________________________

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

Note 13. Subsequent Events

As discussed in Note 1, “Organization and Basis of Presentation,” effective July 1, 2006, HomeBanc, through its indirect wholly-owned subsidiary, Mortgage Partners, entered into a joint venture, BH Mortgage, with an affiliate of Atlanta-based home builder, Brayson Homes. BH Mortgage is 51% owned by HomeBanc and 49% owned by this affiliate of Brayson Homes and will originate loans with borrowers, including purchasers of homes built by Brayson Homes. HomeBanc consolidates this joint venture consistent with SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. As of and for the period ended June 30, 2006, HomeBanc’s financial statements were not materially impacted by the formation of this joint venture.

On July 19, 2006, HomeBanc Funding Corp. entered into Amendment No. 8 (the “JPMorgan Chase Bank Amendment”) to the JPMorgan Chase Bank Repurchase Agreement (the “JPMorgan Chase Bank Repurchase Agreement”). The JPMorgan Chase Bank Amendment extends the termination of the JPMorgan Chase Bank Repurchase Agreement to June 29, 2007.

On July 31, 2006, HomeBanc and HBMC entered into the 7/06 Amendment to Credit Agreement (the “7/06 Amendment”), which amended the terms of the JP Warehouse Facility. The 7/06 Amendment extends the maturity date of the JP Warehouse Facility to October 31, 2006.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following narrative summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview supplements, and should be read in conjunction with, the condensed consolidated financial statements of HomeBanc Corp. and its subsidiaries and the notes thereto contained elsewhere in this Report. Throughout this discussion, certain prior period balances have been reclassified to conform to the current presentation.

During the first six months of 2006, we had net income of $4.1 million, compared to a net loss of $11.2 million during the year-earlier period.

The change in net income was driven by a number of factors, the most significant of which were:

•

a decrease in loan originations from $3.2 billion during the first six months of 2005 to $2.7 billion during the first six months of 2006, driven mainly by a rising interest rate environment and a decline in home sales in Florida, our largest market;

•

an increase in net interest income to $50.2 million in the first six months of 2006, from $27.9 million in the first six months of 2005, driven mainly by the growth in interest income associated with loans held for investment and our portfolio of mortgage-backed securities (“MBS”), which exceeded the growth in interest expense on the debt instruments used to fund these assets, and the impact of derivative financial instruments;

•

an increase in our provision for loan losses, which was $1.5 million in the first six months of 2006, compared to $1.2 million in the first six months of 2005. Substantially all of the expense during 2006 was incurred during the second quarter because of an increase in loans past due compared to the first quarter. The year-to-year comparison was also impacted by changes made in the allowance for loan losses (the “Allowance”) methodology during the fourth quarter of 2005;

•

a gain on sale of mortgage loans of $18.2 million, or 76 basis points (“bps”), for the six months ended June 30, 2006, of which $2.8 million was associated with our first securitization transaction treated as a sale under Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers of Financial Assets and Extinguishments of Liabilities, that took place during the period, compared to $20.5 million, or 167 bps, during the six months ended June 30, 2005;

•	a $3.3 million increase in other revenue driven by a $3.1 million increase in mortgage servicing income;
•

an increase in expenses to $71.9 million in the six months ended June 30, 2006, from $65.3 million in the year earlier period, driven mainly by growth in salaries and associate benefits, net, as a result of growth in the number of associates outside the sales force, as well as growth in other expenses such as audit, tax, legal, and outsourcing fees and premiums paid for lender paid mortgage insurance;

•	a decreased income tax benefit of $3.8 million during the six months ended June 30, 2006 driven by a change in the mix of taxable income;
•	a cumulative effect of change in accounting principle adjustment of $0.3 million during the first quarter of 2006 due to the adoption of SFAS No. 123(R), Share-Based Payment.

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

Industry and Management Outlook

According to the Mortgage Bankers Association (“MBA”) projections as of July 12, 2006, total mortgage originations are expected to decline by 18% during 2006 compared with 2005. The MBA projects that the refinance mortgage originations portion of the market will experience a much more significant decline than the purchase money mortgage portion of the market.

We expect to originate between $5.2 billion and $5.4 billion of mortgage loans during 2006, compared with $6.4 billion in 2005. Our focus remains on utilizing traditional retail mortgage loan origination channels and developing and executing under our strategic marketing alliances (“SMAs”) with residential realtors and homebuilders. However, in light of the industry challenges, particularly within our footprint in the Southeast, we may consider alternative strategies to increase our loan origination volume and real estate investment trust (“REIT”) investment portfolio. Such alternatives may include, without limitation, geographic expansion, new product offerings, supplementing our retail origination volume with selected purchases of whole loans originated by third parties, and strategic acquisitions. We cannot assure you that we will elect to pursue any of these strategies or that the strategies we may pursue will be successful.

Critical Accounting Policies

The following presents a discussion of our critical accounting policies that have changed since December 31, 2005:

Accounting for Transfers and Servicing of Financial Assets

Prior to adoption of SFAS No. 156, Accounting for Servicing of Financial Assets, we periodically evaluated mortgage servicing rights (“MSRs”) for impairment in accordance with SFAS No. 140, which evaluation is based upon the fair value of the MSRs as compared to amortized cost. Impairment was determined by stratifying the MSRs into tranches based on predominant risk characteristics, such as interest rate and loan type. Impairment was recognized through a valuation allowance for an individual tranche, to the extent that fair value was less than the capitalized amount for the tranche. If we later determined that all or a portion of the impairment no longer existed for a particular tranche, then a reduction of the valuation allowance was recorded as an increase to income. Additionally, in a transfer of financial assets, MSRs were characterized as interests that we retained and were recorded at an amount representing an allocation of the carrying amount of the mortgage loans prior to the transfer. The allocation was based on the relative fair values of all components retained and sold in the transaction and typically resulted in the MSRs being recorded at an amount less than fair value.

We elected early adoption of SFAS No. 156 on January 1, 2006. SFAS No. 156 requires mortgage loan servicers to define classes of MSRs based on (1) the availability of market inputs used in determining the fair value of servicing rights, (2) the servicer’s method for managing the risks of its servicing rights or (3) a combination of the two elements. As dictated by SFAS No. 156, servicers may opt to measure the classes of MSRs using either the amortization method or the fair value method. At January 1, 2006, we defined one class of MSRs and elected to measure this class using the fair value method, which allows the MSRs to be marked to market each quarter, thus eliminating the need for a valuation allowance. Additionally, as opposed to allocating an amount equal to the relative fair value in a transfer of mortgage loans treated as a sale, MSRs are initially recorded at fair value and treated as part of the proceeds we received. Since the MSR balance at December 31, 2005 was equal to fair value, there was no cumulative effect adjustment as a result of the early adoption of SFAS No. 156.

Financial Condition Discussion

Balance Sheet Component	Balance at June 30, 2006	Balance at December 31, 2005	$ Change	% Change
	(Dollars in thousands)
Cash	$22,924	$41,505	$(18,581)	(44.8)%
Restricted cash	113,767	15,744	98,023	622.6
Mortgage loans held for sale, net	414,941	195,231	219,710	112.5
Mortgage loans held for investment, net	4,789,037	5,449,376	(660,339)	(12.1)
Mortgage servicing rights, net	25,590	10,088	15,502	153.7
Receivable from custodian	107,807	128,641	(20,834)	(16.2)
Trading securities	4,669	—	4,669	N/A
Securities available for sale	1,077,522	111,256	966,266	868.5
Securities held to maturity	201,294	68,425	132,869	194.2
Accrued interest receivable	21,986	18,284	3,702	20.2
Premises and equipment, net	45,107	41,672	3,435	8.2
Deferred tax asset, net	27,380	23,762	3,618	15.2
Other assets	123,580	108,733	14,847	13.7
Warehouse lines of credit	354,603	344,269	10,334	3.0
Aggregation credit facilities	305,132	118,685	186,447	157.1
Repurchase agreements	1,149,303	215,927	933,376	432.3
Loan funding payable	105,413	69,405	36,008	51.9
Accrued interest payable	9,587	6,039	3,548	58.8
Other liabilities	182,923	103,479	79,444	76.8
Collateralized debt obligations	4,381,808	5,026,598	(644,790)	(12.8)
Junior subordinated debentures representing
obligations for trust preferred securities	134,022	51,547	82,475	160.0
Shareholders' equity	392,770	316,701	76,069	24.0

The following discussion should be read in conjunction with the table above:

Cash

Cash decreased from December 31, 2005 to June 30, 2006 because cash used to fund mortgage loans held for investment, mortgage loans held for sale, MBS and our operating activities exceeded the funds received from our preferred equity offering and the net change in our borrowings. Details regarding changes in cash balances are provided within HomeBanc Corp.’s condensed consolidated statement of cash flows.

Restricted Cash

Restricted cash increased from December 31, 2005 to June 30, 2006 due to the increase of $82.6 million held in association with sales of loans that settled on the last day of the period. The cash was received after typical bank transaction cut-off times and could not be applied against amounts outstanding under the Company’s warehouse lines of credit for which the sold loans served as collateral. After the sale of the loans, the cash from the proceeds served as collateral for the borrowings until it was applied to reduce the outstanding borrowings on the next business day. The remainder of the increase in restricted cash is due to an increase in collateral requirements associated with certain outstanding derivative financial instruments.

Mortgage Loans Held for Sale, Net

Mortgage loans that we have originated, but do not intend to hold for the foreseeable future, are classified as “mortgage loans held for sale.” Mortgage loans held for sale represent mortgage loans originated and held pending sale to permanent investors and are carried at lower of cost or fair value on an aggregate basis. Fluctuations in mortgage loans held for sale are dependent upon loan production, which is affected by prevailing economic conditions, the size of and turnover in our sales force, seasonality and cyclical trends, our investors’ ability to purchase mortgage loans on a timely basis and our ability to securitize mortgage loans in sale transactions.

Mortgage Loans Held for Investment, Net

Mortgage loans originated by HBMC and transferred to HomeBanc Corp. are classified as “mortgage loans held for investment.” Mortgage loans held for investment represent mortgage loans that we intend to hold for the foreseeable future and are carried at cost, less an Allowance reflecting losses inherent in the portfolio along with the net unamortized deferred loan origination costs, including loan officer commissions, and fees. The substantial majority of the mortgage loans held for investment balance represents either loans serving as collateral for collateralized debt obligations (“CDOs”) resulting from securitization transactions accounted for as secured borrowings, or loans being aggregated for future securitization transactions that will also be accounted for as secured borrowings. Fluctuations in mortgage loans held for investment are dependent upon loan production, which is affected by prevailing economic conditions, the size of and turnover in our sales force, seasonality, scheduled loan principal repayments, prepayments and curtailments, loan charge-offs and our intent and ability to securitize mortgage loans at HomeBanc Corp. and HBMC. During the second quarter of 2006, the Company changed its intent with respect to $357.1 million of mortgage loans held for investment and transferred the loans to mortgage loans held for sale with no impact to earnings. The remainder of the decrease in the mortgage loans held for investment balance from December 31, 2005 to June 30, 2006 is due to fewer transfers made to the REIT portfolio by HBMC as more loans were sold to third parties consistent with the previously disclosed intent to improve earnings under accounting principles generally accepted in the United States of America (“GAAP”). The remaining balance in the mortgage loans held for investment portfolio experienced prepayments and curtailments during the period, which also contributed to the decrease.

The Allowance increased to 0.09% of mortgage loans held for investment, or $4.3 million, at June 30, 2006, compared to 0.07%, or $3.7 million, at December 31, 2005. Charge-offs were $1.0 million during the six months ended June 30, 2006, as compared to no charge-offs during the year-earlier period. Loans past due 90 days or more totaled $17.2 million, or 0.36% of the $4.8 billion loan balance, at June 30, 2006 and $13.3 million, or 0.24% of the $5.5 billion loan balance, at December 31, 2005. Other real estate owned resulting from the foreclosure of mortgage loans held for investment increased from $1.0 million at December 31, 2005 to $3.5 million at June 30, 2006. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses as necessary to maintain the adequacy of the Allowance.

Mortgage Servicing Rights, Net

The increase in the balance of MSRs was due to the capitalization of $16.2 million of MSRs during the first six months of 2006, which exceeded the decrease in fair value of MSRs of $0.7 million during the same period.

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

Securities Available for Sale, Held to Maturity and Trading

During the fourth quarter of 2005, we initiated an investment strategy of purchasing MBS. Some of these securities were classified as available for sale, while the remaining purchased securities were classified as held to maturity. During the first six months of 2006, we continued to execute this strategy with additional purchases. We also completed a securitization accounted for as a sale transaction during the first quarter of 2006, with respect to which we retained $23.4 million in subordinated tranches classified as available for sale, and retained an economic residual interest of $4.4 million classified as trading.

Premises and Equipment, Net

The increase in premises and equipment was primarily the result of capitalized costs related to investments in HomeBanc Way II, a new comprehensive software system designed to increase productivity and improve customer service.

Other Assets

The increase in other assets from December 31, 2005 to June 30, 2006 was due to an $11.9 million increase in the amount of derivative financial instruments in an asset position that were not designated in hedging relationships but entered into for risk mitigation purposes, which was offset by a $4.5 million decrease in the amount of derivative financial instruments in an asset position that were designated in hedging relationships. The reason for the decrease in derivatives designated in hedging relationships was the de-designation and termination of a significant amount of these instruments as discussed in Note 11, “Derivative Financial Instruments,” to the condensed consolidated financial statements. Other significant components of the increase in other assets include a $4.3 million increase in other real estate owned and $2.5 million of common trust securities issued in association with a trust preferred securities offering through HMB Capital Trust IV (“Capital Trust IV”) during the second quarter of 2006.

Borrowings

Warehouse lines of credit and aggregation credit facilities are collectively used to finance mortgage loans held for sale and loans held for investment being aggregated for securitization and, therefore, increase or decrease based upon loan production, which is affected by prevailing economic conditions, the size of and turnover in our sales force, seasonality and cyclical trends, our investors’ ability to purchase mortgage loans on a timely basis and our ability to securitize mortgage loans.

CDOs decreased from December 31, 2005 to June 30, 2006 due to normal repayments, prepayments and curtailments of the mortgage loans that secure them. In addition, we did not enter into new securitization transactions treated as collateralized borrowings during the first six months of 2006, the volume of which in the past has exceeded all payments by borrowers under the mortgage loans that secure the CDOs.

Repurchase agreements are also used to finance the purchase of MBS. The increase in the balance from December 31, 2005 to June 30, 2006 is a result of purchasing more MBS in association with the execution of our investment strategy.

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

Other Liabilities

The increase in other liabilities from December 31, 2005 to June 30, 2006 was primarily due to a $113.7 million increase in accrued liabilities representing amounts payable for MBS purchases that traded prior to period-end but were not settled until after period-end, and an $11.9 million increase in the amount of derivative financial instruments in a liability position.

These increases were offset by a $25.7 million decrease in margin collateral that we previously held from our derivative financial instrument counterparties, a $14.6 million decrease in dividends payable and a $5.0 million decrease in accrued bonuses. The dividends payable balance at December 31, 2005 represents the dividend that was declared during the fourth quarter of 2005 and was paid during the first quarter of 2006. The common stock dividend for the second quarter of 2006 was not declared until after June 30, 2006 and, therefore, was not accrued at period-end. The bonus accrual at December 31, 2005 represented bonuses that were accrued over twelve months and paid during the first quarter of 2006, as compared to only six months of such accrual at June 30, 2006.

Junior Subordinated Debentures Representing Obligations for Trust Preferred Securities

During the second quarter of 2006, we formed Capital Trust IV to facilitate the issuance of the trust preferred securities to a third-party investor in a private placement. We issued $82.5 million in Junior Subordinated Debentures (the “Debentures”) to Capital Trust IV, which in turn issued $80 million in trust preferred securities to a third-party investor and $2.5 million in common trust securities to us.

Shareholders’ Equity

During the first quarter of 2006, we completed a public offering of 2,000,000 shares of 10% Series A Cumulative Redeemable Preferred Stock. The net proceeds received by us through June 30, 2006 increased shareholders’ equity by $48.0 million. During the six months ended June 30, 2006, accumulated other comprehensive income (“AOCI”) increased by $39.5 million. This net increase resulted from the recognition of a $45.0 million net gain on cash flow hedges, which was offset by a $5.5 million unrealized loss on available for sale securities. These significant increases in shareholders’ equity during the period were offset by a $2.0 million decrease due to the payment of dividends on preferred stock and a $14.7 million decrease due to the payment of dividends on common stock. The remainder of the change in shareholders’ equity mainly consists of $4.1 million in net income and a $1.7 million increase in equity related to stock-based compensation.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Overview

When compared with the three months ended June 30, 2005, our results of operations for the three months ended June 30, 2006 were significantly affected by: (1) the growth of our portfolio of loans held for investment and associated funding; (2) the growth in investment securities and associated funding; (3) decreased loan origination volume as a result of the rising interest rate environment and a decline in home sales in Florida; and (4) an increase in the value of the MSR portfolio recognized during the period as a result of significant capitalizations along with a change in valuation assumptions.

Industry data obtained from the MBA as of July 12, 2006 estimated a decrease of 13.6% in total mortgage originations and a 2.8% decrease in purchase money originations in the second quarter of 2006 when compared to the same period in 2005. This estimated decrease in the industry’s originations was diminished by the impact of option adjustable-rate mortgage loans (“ARMs”), a product that we do not currently offer, and sub-prime lending, a product that we do not participate in to a significant degree, both of which have experienced substantial growth throughout the industry. The following table details loan origination data and SMA relationships as of and for the quarters ended:

			$ Change	% Change
			Favorable/	Favorable/
June 30, 2006		June 30, 2005	(Unfavorable)	(Unfavorable)
(Dollars in thousands)
Loan Originations:
Purchase money originations	$1,158,058	$1,356,919	$(198,861)	(14.7)%
Refinancing originations	289,524	436,400	(146,876)	(33.7)
Total loan originations	$1,447,582	$1,793,319	$(345,737)	(19.3)
Adjustable-rate originations:	$868,845	$1,321,218	$(452,373)	(34.2)
Fixed-rate originations	578,737	472,101	106,636	22.6
Total loan originations	$1,447,582	$1,793,319	$(345,737)	(19.3)
Originations directly resulting from SMAs	$613,037	$603,395	$9,642	1.6
Loan application volume	1,624,346	2,283,000	(658,654)	(28.9)
SMAs at period-end:
Realtors	118	108	10	9.3
Builders	100	127	(27)	(21.3)

Our total loan volume in the second quarter of 2006, when compared to the same period in 2005, decreased 19.3%, which lags the MBA data cited above. Historically, our loan originations have outpaced industry trends as a result of our success in developing our SMAs and maintaining our focus on the purchase money mortgage market, which has historically exhibited more stability than the refinance market. MBA estimated a 2.8% decline in the purchase money market during the three months ended June 30, 2006 when compared with the year earlier period. The following table details our purchase money production by state for the quarters ended:

			$ Change	% Change
			Favorable/	Favorable/
	June 30, 2006	June 30, 2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Purchase Money Loan Originations:
Florida	$504,350	$716,248	$(211,898)	(29.6)%
Georgia	555,526	567,910	(12,384)	(2.2)
North Carolina	98,182	72,761	25,421	34.9
Total purchase money loan originations	$1,158,058	$1,356,919	$(198,861)	(14.7)

Our overall purchase production declined 14.7% in this period, which was driven by a 29.6% decline in mortgage originations in Florida.  Florida marketplace conditions published on the website of the Florida Association of Realtors indicated a 29.7% decrease in sales of existing homes, the largest component of the purchase money market, during the second quarter of 2006, compared to the same period in the prior year.

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

 Net Income (Loss)

			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	For the Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Net income (loss)	$2,870	$(3,642)	$6,512	178.8%

The net income realized in the current period compared to the net loss in the year-earlier period was attributable to a $5.1 million increase in net interest income resulting from growth in interest income on the held for investment loan portfolio and MBS holdings, which exceeded the growth in interest expense on the debt instruments used to fund these assets, a $1.8 million increase in other revenue and a $1.5 million increase in income tax benefit. The impact of these increases was somewhat diminished by a $0.8 million decrease in gain on sale of mortgage loans, a $0.8 million increase in provision for loan losses and a $0.3 million increase in expenses.

Revenue earned from servicing was the largest component of our increase in other revenue. We have had a growing portfolio of mortgage loans that we service for others since our initial public offering, and the balance of the associated MSRs has also grown. The most significant period of growth in both principal balance of loans serviced and MSRs was during the first six months of 2006 when both more than doubled, principally due to the capitalization of $16.2 million in MSRs related to sales during the period to third parties, on a servicing-retained basis, of approximately $1.3 billion in mortgage loans. Approximately $12.6 million of the increase in MSRs occurred in the second quarter of 2006 alone, representing approximately 49% of the June 30, 2006 balance. The decision to sell more loans servicing-retained was born out of a desire to accelerate closure of the difference in income recognized for GAAP and income tax purposes as well as the change in accounting principal, represented by SFAS No. 156, allowing MSRs to be accounted for at fair value rather than being constrained by the lower of cost or market. This change in the authoritative literature allows for better mitigation of the volatility associated with MSRs, primarily through the use of derivative financial instruments, although there are other natural economic hedges (e.g., mortgage-backed securities and loans held for sale).

Through the first quarter of 2006, we recorded our MSRs based upon fair value as calculated by a third party. We assessed the key assumptions, including discount rate and prepayment speeds, utilized in the determination of fair value by the third party and found them to be within a reasonable range.  Because of this and the fact that changes in those assumptions would have had a relatively minor impact on the recorded value of MSRs, management has not previously felt it necessary to change any of the assumptions utilized in the calculation of fair value.

As noted above, during the second quarter of 2006, a significant number of loans were added to the servicing portfolio. Because of: (1) the significant growth in the recorded MSR balance; (2) the adoption of SFAS No. 156; and (3) the magnified impact that changes in the assumptions could have on the recorded value of the MSRs, we felt the importance of evaluating the assumptions used in the determination of fair value had significantly increased. Consequently, as part of the assessment of the reasonableness of the assumptions utilized by the third party, we obtained the results of a second quarter 2006 survey conducted by the U.S. banking regulators of assumptions utilized in valuing the portfolios of MSRs of several large banking institutions (the “Interagency Survey”).  The Interagency Survey provides detail on a number of MSR valuation assumptions by several loan types, including hybrid ARMs and other ARMs, and by several interest rate bands.  After reviewing the assumptions the third party intended to use in the June 30, 2006 calculation of fair value and comparing them to the Interagency Survey, we concluded that changes to some of the assumptions would result in a calculation more reflective of the fair value of our MSR portfolio.

The assumptions ultimately used by HomeBanc were compared to the Interagency Survey weighted average data for hybrid ARMs and all other ARMs, which we believe more closely represents the nature of HomeBanc’s servicing portfolio, and found to approximate the median and average. The most significant of the changes in assumptions pertains to the prepayment speeds and the discount rate utilized in the fair value calculation, which were 28.5% - 32.3% constant prepayment rate (“CPR”) and 16.2%, respectively, in the March 31, 2006 fair value calculation.  While those assumptions were within a reasonable range as of March 31, 2006, we believe the 29.8% CPR prepayment speed and the 12.0% discount rate used in the June 30, 2006 valuation are more appropriate and reflective of the fair value of the Company’s MSR portfolio. We have calculated the estimated impact on earnings that would have resulted had no adjustments to the third party assumptions for prepayment speeds and the discount rate been made as of June 30, 2006. We estimate that the fair value of the MSRs would have been approximately $2.3 million less, which would have reduced income before income taxes for the three and six months ended June 30, 2006.  Furthermore, one of our available strategies for consideration for the need of a deferred tax asset valuation allowance is also dependent on the value of MSRs, and we estimate that the use of the unchanged third party assumptions would have resulted in the need for an additional $1.5 million in deferred tax asset valuation allowance as of June 30, 2006, which would have reduced the recorded income tax benefit for the three and six months ended June 30, 2006.  The total decrease in net income for the three and six months ended June 30, 2006 would have been $3.8 million.

For GAAP purposes, no gain on sale is recognized on loans transferred by HBMC to HomeBanc Corp.’s investment portfolio. However, for tax purposes, these loans are transferred at fair value, resulting in a taxable gain on sale at HBMC, a taxable REIT subsidiary, or “TRS.” As a REIT, HomeBanc Corp. is not consolidated with its TRSs for federal income tax purposes, and, generally, HomeBanc Corp. separately pays no federal income tax.

The following is a reconciliation of consolidated GAAP net income (loss) attributable to holders of common stock to estimated REIT taxable income available to holders of common stock:

	For the Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Consolidated GAAP net income (loss) attributable
to holders of common stock	$1,620	$(3,642)
Taxable loss of taxable REIT subsidiaries	26,730	3,719
Book/tax differences(2)	(9,522)	15,121
Income tax benefit	(3,126)	(1,664)
Estimated REIT taxable income available
to holders of common stock(1)	$15,702	$13,534

(1)

We define estimated REIT taxable income available to holders of common stock to be estimated REIT taxable income calculated under the Internal Revenue Code of 1986, as amended (the “Code”) for purposes of the REIT distribution requirement, less dividends applicable to preferred stock. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from TRSs (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by TRSs), plus 90% of net after-tax income from foreclosure property. Estimated REIT taxable income available to holders of common stock is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that estimated REIT taxable income available to holders of common stock is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net income (loss) attributable to holders of common stock, which reflects the impact of dividends on preferred stock. Estimated REIT taxable income available to holders of common stock should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc Corp. uses estimated REIT taxable income available to holders of common stock as the basis for establishing the amount of dividends payable to holders of its common stock.

(2)

Consists of various transactions and balances that are treated differently for GAAP and income tax purposes, including both permanent and temporary differences. Common differences include intercompany gains or losses on sale of loans from our TRS to HomeBanc Corp., which are excluded from income under SFAS No. 65, Accounting for Certain Mortgage Banking Activities, as amended, but are included in income for income tax purposes; the amortization of these gains and losses; and the creation of MSRs, which give rise to income under SFAS No. 140 but are excluded from income for income tax purposes.

Revenues

			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	For the Three Months Ended June 30,
Revenue Component	2006	2005
	(Dollars in thousands)
Net interest income	$21,363	$16,221	$5,142	31.7%
Provision for loan losses	1,503	675	(828)	(122.7)
Net gain on sale of mortgage loans	11,166	11,952	(786)	(6.6)
Other revenue	2,432	654	1,778	271.9
Total revenues	$33,458	$28,152	$5,306	18.8%

The overall increase in revenues during the second quarter of 2006 compared with the second quarter of 2005 was directly attributable to substantial growth in net interest income resulting from an increase in interest income on mortgage loans held for investment and the new MBS investment strategy initiated in the fourth quarter of 2005, which exceeded the growth in interest expense on the debt instruments used to fund these assets.

Net Interest Income

Interest income for the three months ended June 30, 2006 increased substantially from the three months ended June 30, 2005 due to growth in the loan portfolio as a direct result of mortgage loan retention and growth in the MBS portfolio. We experienced net interest margin compression as a result of the introduction of MBS and the associated funding to the portfolio which generally yield narrower spreads than our loans and associated funding sources. The table below summarizes the changes in our net interest income, prior to provision for loan losses, for the three months ended June 30,:

Yields Earned on Mortgages Loans and Mortgage-Backed Securities and Rates on Borrowings to Finance Mortgage Loans and Mortgage-Backed Securities

	2006			2005
	Average Balance	Revenue/ Expense	Rate/ Yield	Average Balance	Revenue/ Expense	Rate/ Yield
	(Dollars in thousands)
Mortgage loans	$5,604,744	$87,004	6.23%	$4,320,214	$56,852	5.26%
Mortgage-backed securities	836,616	10,771	5.16	—	—	—
Borrowings to finance mortgage loans	5,544,198	(77,450)	(5.60)	4,204,409	(37,944)	(3.61)
Mortgage-backed security repurchase agreements	743,866	(8,632)	(4.65)	—	—	—
Impact of derivative financial instruments		9,670	0.62		(2,687)	(0.26)
Net interest margin		$21,363	1.33%		$16,221	1.50%

As discussed above, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. For the three months ended June 30, 2006, estimated REIT taxable net interest income was $21.0 million. The following table provides a reconciliation of consolidated GAAP net interest income to estimated REIT taxable net interest income:

	For the Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Loans held for investment net interest income	$15,167	$13,312
Mortgage-backed securities net interest income	2,139	—
Loans held for sale net interest income	4,057	2,909
Consolidated GAAP net interest income	21,363	16,221
Intercompany interest between REIT and TRS	3,694	3,204
Loans held for sale net interest income	(4,057)	(2,909)
Estimated REIT taxable net interest income(1)	$21,000	$16,516

 ____________________________________________________________________

(1)

Estimated REIT taxable net interest income is a non-GAAP financial measure. Management believes that estimated REIT taxable net interest income is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net interest income. Estimated REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. Estimated REIT taxable net interest income represents the largest revenue component to estimated REIT taxable income available to holders of common stock, which HomeBanc Corp. uses as the basis for establishing the amount of dividends payable to holders of its common stock.

Net Gain on Sale of Mortgage Loans

The following table presents sales volume and related gain on sale information:

	For the Three Months Ended June 30,
	2006	2005	$ Change	% Change
	(Dollars in thousands)
Gain on sale	$11,166	$11,952	$(786)	(6.6)%

Sales volume	1,455,669	745,664	710,005	95.2

The overall increase in sales volume was the result of continued efforts to decrease the difference in income recognized under GAAP and under the Code. Gain on sale is presented net of the provision for contingent loss reserves of $0.5 million and $1.1 million for the second quarter of 2006 and 2005, respectively. Gain on sale during the three months ended June 30, 2006 did not reflect derivative gains of $1.8 million recorded in equity related to cash flow hedges of forecasted interest expense on collateralized debt obligations. We transferred $357.1 million of loans from held for investment to held for sale during the second quarter of 2006 that ultimately would have been financed with collateralized debt obligations had a change of intent regarding holding the mortgage loans to maturity not occurred. The forecasted interest payments are still deemed probable to occur according to forecasts of collateralized borrowing balances and the associated interest expense. The economic impact of these derivative financial instruments, however, was to protect the fair value of the loans transferred to held for sale from interest rate movements, although in accordance with GAAP and our historical practice with respect to classification, the impact will be recorded in net interest income in the future as forecasted interest payments occur.

The decrease in gain on sale relative to the amount of loans sold was primarily the result of market pressures upon pricing but was also impacted by an adverse change in the standard cost estimate assigned to the loans sold under SFAS No. 91, Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, when compared with the year-earlier period.

Provision for Loan Losses

Loans 90 days past due increased during the first six months of 2006 from $13.3 million, or 0.24%, of the $5.5 billion loan balance, at December 31, 2005 to $17.2 million, or 0.36% of the $4.8 billion loan balance, at June 30, 2006. Charge-offs were $0.9 million during the three months ended June 30, 2006, as compared to no charge-offs during the year-earlier period. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses, as necessary, to maintain the adequacy of the Allowance.

Other Revenue

			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	For the Three Months Ended June 30,
Other Revenue Component	2006	2005
	(Dollars in thousands)
HomeBanc Title Partners	$787	$921	$(134)	(14.5)%
Mortgage servicing income, net	1,347	(578)	1,925	333.0
Other	298	311	(13)	(4.2)
Total other revenue	$2,432	$654	$1,778	271.9%

The single largest component of the increase in other revenue was an increase in mortgage servicing income resulting from the recognition of $1.5 million in MSR amortization/impairment during the second quarter of 2005, compared with a $0.6 million write-down to fair value pursuant to the adoption of SFAS No. 156 in the second quarter of 2006, resulting in a period-to-period change of $0.9 million. The remaining growth in mortgage servicing income resulted from growth in the principal balance of loans serviced. Loans serviced for others increased from $0.8 billion at June 30, 2005 to $2.1 billion at June 30, 2006, while loans held for investment increased from $4.4 billion at June 30, 2005 to $4.8 billion at June 30, 2006.

Expenses

			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	For the Three Months Ended June 30,
Expense Component	2006	2005
	(Dollars in thousands)
Salaries and associate benefits, net	$15,017	$15,402	$385	2.5%
Marketing and promotions	6,333	6,512	179	2.7
Occupancy and equipment expense	3,994	3,520	(474)	(13.5)
Depreciation and amortization	2,049	1,949	(100)	(5.1)
Minority interest	42	101	59	58.4
Other operating expense	6,279	5,974	(305)	(5.1)
Total expenses	$33,714	$33,458	$(256)	(0.8)%

The growth in expenses was due to increases in occupancy and equipment and other operating expense, as described below.

Salaries and Associate Benefits, Net

The decrease in salaries and associate benefits was primarily driven by a reduction in accrued bonus expense of $1.5 million from the quarter ended June 30, 2005 to the quarter ended June 30, 2006. This decrease was offset by an increase in other forms of compensation due to growth in the number of associates other than commissioned sales associates from 856 at June 30, 2005 to 876 at June 30, 2006, including $0.3 million in stock-based compensation expense.

Marketing and Promotions

Marketing and promotions expense exhibited little change from the year-earlier period as the single largest component, expenses related to SMAs decreased by $0.3 million. Details regarding the number of SMA relationships and the proportion of purchase money and total origination volume that they represent are presented below:

	2006	2005
Strategic marketing alliances at June 30,:
Realtor marketing alliances	118	108
Builder services alliances	100	127
Strategic marketing alliance originations for the three months ended June 30,:
Percentage of purchase money originations	52.9%	44.5%
Percentage of total originations	42.3	33.6

The increasing productivity and proportion of purchase money and total originations represented by our SMAs are the result of active account portfolio management. As aging accounts expire, alliance partnerships are reevaluated and renewed based upon productivity and growth potential. In addition, we have been acquiring new accounts at more competitive market rates.

Occupancy and Equipment

The increase in occupancy and equipment was largely the result of a $0.3 million increase in rent expense associated with leased facilities.

Depreciation and Amortization

The increase in depreciation and amortization was the result of a $0.1 million increase in amortization of software costs associated with certain modules of our new servicing platform placed in service during the third quarter of 2005 and with modules of HomeBanc Way II that have been placed in service during the first six months of 2006. These substantial technological investments are designed to increase productivity and improve customer service.

Other Operating Expense

			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	For the Three Months Ended June 30,
Other Operating Expense Component	2006	2005
	(Dollars in thousands)
Audit/Tax/Legal	$1,580	$861	$(719)	(83.5)%
Consulting	518	2,804	2,286	81.5
Recruiting	133	333	200	60.1
Information systems maintenance	301	262	(39)	(14.9)
Business insurance	403	448	45	10.0
Business travel	456	386	(70)	(18.1)
Lender paid mortgage insurance	1,006	—	(1,006)	N/A
Outsourcing	874	299	(575)	(192.3)
Other	1,008	581	(427)	(73.5)
Total other operating expense	$6,279	$5,974	$(305)	(5.1)%

The increase in the quarter ended June 30, 2006 over the same period in 2005 in other operating expenses primarily was the result of a $1.0 million increase in premiums for private mortgage insurance (“PMI”) incurred in connection with a new loan product introduced during the third quarter of 2005 that includes lender paid PMI on the amount of the loan in excess of 80% of the appraised value of the property. We expect lender paid PMI to continue to grow in the future. The remainder of the increase in other operating expenses from the quarter ended June 30, 2005 to the quarter ended June 30, 2006 is mainly attributable to growth in audit, tax and legal of $0.7 million, the majority of which was incurred in defending employment-related litigation, and outsourcing expenses of $0.6 million resulting from expenses required to support growth in the loan servicing platform. The reduction in consulting was the result of certain fees for e-business and strategic planning projects during the six months ended June 30, 2005 that were not incurred in 2006. The increase in other was due to insignificant increases in the various components of this line item.

 Income Taxes

Income tax benefit for the three months ended June 30, 2006 was $3.1 million, compared to an income tax benefit of $1.7 million for the same period in the prior year, reflecting effective beneficial tax rates of 1,221.1% and 31.4%, respectively. The effective tax rates are computed based on consolidated income or loss before income taxes, including the results of both HomeBanc Corp. and HBMC, which, as is more fully discussed below, are generally treated differently for income tax purposes. The change in the effective rate is due to the following:

•	Growth in non-taxable income. Estimated REIT taxable income was $17.0 million in the second quarter of 2006, compared to $13.5 million in the second quarter of 2005;
•	A taxable loss of approximately $26.7 million was realized by HBMC during the second quarter of 2006. This compares to $3.7 million in taxable loss realized in the second quarter of 2005; and
•

A release of $2.4 million recorded to the deferred tax asset valuation allowance during the second quarter of 2006. There was no change in the second quarter of 2005 to the valuation allowance of $4.5 million that was added in the first quarter. The change in the level of a valuation allowance reflects management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income.

HomeBanc Corp. generally does not pay any income taxes as long as it continues to meet the criteria to be a REIT, including the distribution of 90% of its taxable income. Our primary operating subsidiary, HBMC, is a TRS of HomeBanc Corp. As such, HBMC must record income tax expense or benefits based on its stand-alone earnings or losses, and must file a separate income tax return. HBMC regularly sells and transfers mortgage loans to HomeBanc Corp. For GAAP purposes, no gain on sale is recognized on these mortgage loans sold and transferred to HomeBanc’s investment portfolio. However, for income tax purposes, mortgage loans sold and transferred to HomeBanc are transferred at their fair values, resulting in a taxable gain on sale to HBMC. The amortization of these gains or losses in subsequent periods also impact HBMC’s income for income tax purposes, but they are ignored for GAAP purposes. Additionally, the creation of MSRs through the sale of originated mortgage loans on a servicing retained basis by HBMC to third parties gives rise to income for GAAP purposes, but they are excluded from income for income tax purposes.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Overview

When compared with the first six months of 2005, our results of operations for the six months ended June 30, 2006 were significantly affected by: (1) the growth of our portfolio of loans held for investment and associated funding; (2) the growth in investment securities and associated funding; (3) the securitization facilitated by HomeBanc Mortgage Trust 2006-1; (4) decreased loan volume as a result of the rising interest rate environment and diminished home sales in Florida; (5) significant derivative gains during the period; and (6) an increase in the value of the MSR portfolio recognized during the period as a result of significant capitalizations along with a change in valuation assumptions.

Mortgage Loan Originations

Industry data obtained from the MBA as of July 12, 2006 estimated a decrease of 13.2% in total mortgage originations and a 0.7% decrease in purchase money originations in the first six months of 2006 when compared to the same period in 2005. This estimated decrease was diminished by the impact of option ARMs, a product that we do not currently offer, and sub-prime lending, a product that we do not participate in to a significant degree, both of which have experienced substantial growth throughout the industry. The following table details loan origination data and SMA relationships as of and for the six months ended:

			$ Change	% Change
			Favorable/	Favorable/
	June 30, 2006	June 30, 2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Loan Originations:
Purchase money originations	$2,106,116	$2,393,148	$(287,032)	(12.0)%
Refinancing originations	576,739	785,171	(208,432)	(26.5)
Total loan originations	$2,682,855	$3,178,319	$(495,464)	(15.6)
Adjustable-rate originations:	$1,692,236	$2,408,293	$(716,057)	(29.7)
Fixed-rate originations	990,619	770,026	220,593	28.6
Total loan originations	$2,682,855	$3,178,319	$(495,464)	(15.6)

Originations directly resulting from SMAs	$1,075,525	$1,003,153	$72,372	7.2
Loan application volume	3,230,190	4,230,849	(1,000,659)	(23.7)
SMAs at period-end:
Realtors	118	108	10	9.3
Builders	100	127	(27)	(21.3)

Our total loan volume during the first six months of 2006, when compared to the same period in 2005, decreased 15.6%, which lags the MBA data cited above. Historically, our loan originations have outpaced industry trends as a result of our success in developing our SMAs and maintaining our focus on the purchase money mortgage market, which has historically exhibited more stability than the refinance market. MBA estimated a 0.7% decline in the purchase money market during the six months ended June 30, 2006 when compared with the year earlier period. The following table details our purchase money production by state for the six-month periods ended:

			$ Change	% Change
			Favorable/	Favorable/
	June 30, 2006	June 30, 2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Purchase Money Loan Originations:
Florida	$977,862	$1,281,500	$(303,638)	(23.7)%
Georgia	962,058	990,452	(28,394)	(2.9)
North Carolina	166,196	121,196	45,000	37.1
Total purchase money loan originations	$2,106,116	$2,393,148	$(287,032)	(12.0)

Our overall purchase production declined 12.0% in this period, which was driven by a 23.7% decline in mortgage originations in Florida.  Florida marketplace conditions published on the website of the Florida Association of Realtors indicated a 25.8% decrease in sales of existing homes, the largest component of the purchase money market, during the first six months of 2006, compared to the same period in the prior year.

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

Derivative Financial Instruments

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

During the first three months of 2006, mortgage loans held for investment prepaid at a CPR of 21%. This level of principal repayments contributed to the decrease in the mortgage loans held for investment portfolio and also resulted in the accelerated repayment of our CDOs. As a result of the actual repayments of mortgage loans held for investment in the first quarter and the expected rate of repayments in the future, our CDOs forecasted to be outstanding at future dates were lower than previously forecasted. For certain periods in the future, the notional value of derivative financial instruments designated in cash flow hedging relationships was expected to exceed the amount of CDOs forecasted to be outstanding. Correspondingly, the cash flows related to interest payments on these CDOs were no longer considered to be probable of occurrence. As a result, we de-designated and terminated interest rate swaps representing $100.0 million in notional value and $1.9 million in fair value during the first quarter of 2006. These swaps were terminated at the time they were determined to no longer be effective hedging instruments, and approximately, $0.2 million in ineffectiveness was recognized as a reduction of interest expense for the increase in value subsequent to December 31, 2005, the last date at which retrospective testing proved there was an effective hedging relationship. Further, $1.7 million related to previous mark-to-market adjustments on these instruments was released from AOCI, offsetting interest expense, as the forecasted transactions that these instruments were intended to hedge were deemed probable of not occurring.

We also recognized significant gains during the first three months of 2006 as a result of our change in intent with respect to current and future anticipated securitization transactions. We completed a securitization during the first quarter of 2006 that was accounted for as a sale in accordance with SFAS No. 140. Prior to the first quarter of 2006, management’s intent was to structure this and other future securitizations as collateralized borrowings similar to the structures utilized in our previous seven securitizations. As a result of this change of intent, forecasted interest payments we previously assessed as being probable of occurrence were deemed probable of not occurring. In order to comply with SFAS No. 133, we recognized into earnings, as an offset to interest expense, the full terminated value of instruments initially designated in cash flow hedging relationships of the interest payments that would have occurred had this change of intent not taken place. The total impact of these instruments upon net interest income was an increase of $7.5 million during the first quarter of 2006. Further, the Company recognized $4.1 million in income within gain on sale of mortgage loans for undesignated derivative financial instruments entered into to mitigate interest rate risks associated with current and anticipated loan sales.

Net Income (Loss)

			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	For the Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Net income (loss)	$4,126	$(11,200)	$15,326	136.8%

The net income realized in the current period compared to the net loss in the year-earlier period was attributable to a $22.4 million increase in net interest income resulting from growth in interest income on the held for investment loan portfolio and MBS holdings, which exceeded the growth in interest expense on the debt instruments used to fund these assets, the impact of derivative financial instruments and a $3.3 million increase in other revenue. The impact of these increases was somewhat diminished by a $2.3 million decrease in gain on sale of mortgage loans, a $0.3 million increase in provision for loan losses, a $6.6 million increase in expenses and a $1.4 million decrease in income tax benefit.

For a discussion of certain changes made during the period to our process for calculating the fair value of MSRs, please see the discussion under Net Income (Loss) in the earlier discussion of the results of operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 in this Management’s Discussion and Analysis.

The following are reconciliations of consolidated GAAP net income (loss) attributable to holders of common stock to estimated REIT taxable income available to holders of common stock:

	For the Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Consolidated GAAP net income (loss) attributable
to holders of common stock	$2,140	$(11,200)
Taxable loss of taxable REIT subsidiaries	45,371	21,091
Book/tax differences(2)	(7,550)	19,502
Income tax benefit	(3,822)	(5,172)
Estimated REIT taxable income available
to holders of common stock(1)	$36,139	$24,221

_____________________________________

(1)

We define estimated REIT taxable income available to holders of common stock to be estimated REIT taxable income calculated under the Code for purposes of the REIT distribution requirement, less dividends applicable to preferred stock. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from TRSs (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by TRSs), plus 90% of net after-tax income from foreclosure property. Estimated REIT taxable income available to holders of common stock is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that estimated REIT taxable income available to holders of common stock is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net income (loss) attributable to holders of common stock, which reflects the impact of dividends on preferred stock. Estimated REIT taxable income available to holders of common stock should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc Corp. uses estimated REIT taxable income available to holders of common stock as the basis for establishing the amount of dividends payable to holders of its common stock.

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

Revenues

			$ Change	% Change
	For the Six Months Ended June 30,		Favorable/	Favorable/
Revenue Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Net interest income	$50,241	$27,856	$22,385	80.4%
Provision for loan losses	1,542	1,203	(339)	(28.2)
Net gain on sale of mortgage loans	18,217	20,535	(2,318)	(11.3)
Other revenue	5,014	1,718	3,296	191.9
Total revenues	$71,930	$48,906	$23,024	47.1%

The overall increase in revenues during the first six months of 2006 compared with the year-earlier period was directly attributable to substantial growth in net interest income resulting from an increase in interest income on mortgage loans held for investment and the new MBS investment strategy initiated in the fourth quarter of 2005, which exceeded the growth in interest expense on the debt instruments used to fund these assets.

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

Net Interest Income

Net interest income for the six months ended June 30, 2006 increased substantially from the first six months of 2005 due to growth in the loan portfolio as a direct result of mortgage loan retention and growth in the MBS portfolio along with the impact of derivative financial instruments. The table below summarizes the changes in our net interest income, prior to provision for loan losses, for the six months ended June 30,:

Yields Earned on Mortgages Loans and Mortgage-Backed Securities and Rates on Borrowings to Finance Mortgage Loans and Mortgage-Backed Securities

	2006			2005
	Average Balance	Revenue/ Expense	Rate/ Yield	Average Balance	Revenue/ Expense	Rate/ Yield
	(Dollars in thousands)
Mortgage loans	$5,689,218	$172,031	6.10%	$3,940,124	$98,903	5.02%
Mortgage-backed securities	611,611	16,130	5.32	—	—	—
Borrowings to finance mortgage loans	5,591,253	(147,928)	(5.34)	3,810,783	(66,461)	(3.49)
Mortgage-backed security repurchase agreements	559,690	(12,494)	(4.50)	—	—	—
Impact of derivative financial instruments		22,502	0.74		(4,586)	(0.24)
Net interest margin		$50,241	1.61%		$27,856	1.41%

As discussed above, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. For the six months ended June 30, 2006, estimated REIT taxable net interest income was $50.6 million. The following table provides a reconciliation of consolidated GAAP net interest income to estimated REIT taxable net interest income:

	For the Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Loans held for investment net interest income	$39,929	$24,965
Mortgage-backed securities net interest income	3,636	—
Loans held for sale net interest income	6,676	2,891
Consolidated GAAP net interest income	50,241	27,856
Intercompany interest between REIT and TRS	7,028	5,157
Loans held for sale net interest income	(6,676)	(2,891)
Estimated REIT taxable net interest income(1)	$50,593	$30,122

_________________________________________________________

(1)

Estimated REIT taxable net interest income is a non-GAAP financial measure. Management believes that estimated REIT taxable net interest income is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net interest income. Estimated REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. Estimated REIT taxable net interest income represents the largest revenue component to estimated REIT taxable income available to holders of common stock, which HomeBanc Corp. uses as the basis for establishing the amount of dividends payable to holders of its common stock.

 Net Gain on Sale of Mortgage Loans

The following table presents sales volume and related gain on sale information:

	For the Six Months Ended June 30,
	2006	2005	$ Change	% Change
	(Dollars in thousands)
Gain on sale	$18,217	$20,535	$(2,318)	(11.3)%

Sales volume	2,397,815	1,227,359	1,170,456	95.4

The overall increase in sales volume was the direct result of efforts to decrease the difference in income recognized under GAAP and under the Code, and was also impacted by structuring the 2006-1 securitization of $455.8 million in loans as a sale under SFAS No. 140 as opposed to the collateralized borrowing structures that we have historically employed. The gain on sale realized in association with this transaction was $1.3 million. We also recognized $1.5 million in gains on interest rate swaps entered into to mitigate the interest rate risk associated with the fair value of the loans included within the securitization and $2.6 million related to other loan sales.

Gain on sale is presented net of the provision for contingent loss reserves of $1.1 million and $1.8 million for the first six months of 2006 and 2005, respectively. Gain on sale during the six months ended June 30, 2006 did not reflect derivative gains of $1.8 million recorded in equity related to cash flow hedges of forecasted interest expense on collateralized debt obligations. We transferred $357.1 million of loans from held for investment to held for sale during the second quarter of 2006 that ultimately would have been financed with collateralized debt obligations had a change of intent regarding holding the mortgage loans to maturity not occurred. The forecasted interest payments are still deemed probable to occur according to forecasts of collateralized borrowing balances and the associated interest expense. The economic impact of these derivative financial instruments, however, was to protect the fair value of the loans transferred to held for sale from interest rate movements, although in accordance with GAAP and our historical practice with respect to classification, the impact will be recorded in net interest income in the future as forecasted interest payments occur.

The decrease in gain on sale relative to the amount of loans sold was primarily the result of market pressures upon pricing but was also impacted by an adverse change in the standard cost estimate assigned to the loans sold under SFAS No. 91 when compared with the year-earlier period.

Provision for Loan Losses

We only began retaining loans for investment during the first quarter of 2004 and, therefore, have not yet seen any significant charge-off activity or noticeable deterioration in credit quality. Loans 90 days past due increased during the first six months of 2006 from $13.3 million, or 0.24% of the $5.5 billion loan balance, at December 31, 2005 to $17.2 million, or 0.36% of the $4.8 billion loan balance, at June 30, 2006. Charge-offs were $1.0 million during the six months ended June 30, 2006, as compared to no charge-offs during the year-earlier period. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses, as necessary, to maintain the adequacy of the Allowance.

Other Revenue

			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	For the Six Months Ended June 30,
Other Revenue Component	2006	2005
	(Dollars in thousands)
HomeBanc Title Partners	$1,666	$1,329	$337	25.4%
Mortgage servicing income, net	2,619	(506)	3,125	617.6
Other	729	895	(166)	(18.5)
Total other revenue	$5,014	$1,718	$3,296	191.9%

The single largest component of the increase in other revenue was an increase in mortgage servicing income resulting from the recognition of $2.3 million in MSR amortization/impairment during the first six months of 2005, compared with a $0.7 million write-down to fair value pursuant to the adoption of SFAS No. 156 in the first six months of 2006, resulting in a period-to-period change of $1.6 million. The remaining growth in mortgage servicing income resulted from growth in the principal balance of loans serviced. Loans serviced for others increased from $0.8 billion at June 30, 2005 to $2.0 billion at June 30, 2006, while loans held for investment increased from $4.4 billion at June 30, 2005 to $4.8 billion at June 30, 2006.

Expenses

			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	For the Six Months Ended June 30,
Expense Component	2006	2005
	(Dollars in thousands)
Salaries and associate benefits, net	$33,840	$30,458	$(3,382)	(11.1)%
Marketing and promotions	12,935	12,866	(69)	(0.5)
Occupancy and equipment expense	8,141	7,325	(816)	(11.1)
Depreciation and amortization	4,282	3,823	(459)	(12.0)
Minority interest	94	125	31	24.8
Other operating expense	12,604	10,681	(1,923)	(18.0)
Total expenses	$71,896	$65,278	$(6,618)	(10.1)%

The growth in expenses was due to increases in salaries and associate benefits and other operating expense, as described below.

Salaries and Associate Benefits, Net

The increase in salaries and associate benefits resulted from the growth in the number of associates other than commissioned sales associates from 856 at June 30, 2005 to 876 at June 30, 2006, including $0.5 million in stock-based compensation expense. The increase was offset by a reduction in accrued bonus expense of $2.0 million from the six-month period ended June 30, 2005 to the six-month period ended June 30, 2006.

Marketing and Promotions

Marketing and promotions expense exhibited little change from the year-earlier period as the single largest component, expenses related to SMAs, increased by only $0.1 million. Details regarding the number of SMA relationships and the proportion of purchase money and total origination volume that they represent are presented below:

	2006	2005
Strategic marketing alliances at June 30,:
Realtor marketing alliances	118	108
Builder services alliances	100	127
Strategic marketing alliance originations for the six months ended June 30,:
Percentage of purchase money originations	51.1%	41.9%
Percentage of total originations	40.1	31.6

The increasing productivity and proportion of purchase money and total originations represented by our SMAs are the result of active account portfolio management. As aging accounts expire, alliance partnerships are reevaluated and renewed based upon productivity and growth potential. In addition, we have been acquiring new accounts at more competitive market rates.

Occupancy and Equipment

The increase in occupancy and equipment was largely the result of a $0.6 million increase in rent expense associated with leased facilities.

Depreciation and Amortization

The increase in depreciation and amortization was the result of a $0.5 million increase in amortization of software costs associated with certain modules of our new servicing platform placed in service during the third quarter of 2005 and with modules of HomeBanc Way II that have been placed in service during the first six months of 2006. These substantial technological investments are designed to increase productivity and improve customer service.

Other Operating Expense

			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	For the Six Months Ended June 30,
Other Operating Expense Component	2006	2005
	(Dollars in thousands)
Audit/Tax/Legal	$2,838	$1,548	$(1,290)	(83.3)%
Consulting	873	3,662	2,789	76.2
Recruiting	406	430	24	5.6
Information systems maintenance	623	812	189	23.3
Business insurance	716	961	245	25.5
Business travel	1,108	676	(432)	(63.9)
Lender paid mortgage insurance	1,800	—	(1,800)	N/A
Outsourcing	1,781	807	(974)	(120.7)
Other	2,459	1,785	(674)	(37.8)
Total other operating expense	$12,604	$10,681	$(1,923)	(18.0)%

The increase during the six months ended June 30, 2006 over the same period in 2005 in other operating expenses primarily was the result of a $1.8 million increase in premiums for PMI incurred in connection with a new loan product introduced during the third quarter of 2005 that includes lender paid PMI on the amount of the loan in excess of 80% of the appraised value of the property. We expect lender paid PMI to continue to grow in the future. The remainder of the increase in other operating expenses during the six months ended June 30, 2006 over the same period in 2005 is attributable to growth in audit, tax and legal of $1.3 million, the majority of which was incurred in defense of employment-related litigation, and outsourcing expenses of $1.0 million resulting from expenses required to support growth in the loan servicing platform. The reduction in consulting was the result of certain fees for e-business and strategic planning projects during the six months ended June 30, 2005 that were not incurred in 2006. The increase in other was due to insignificant increases in the various components of this line item.

Cumulative Effect of Change in Accounting Principle

The cumulative effect adjustment was the result of the implementation, on January 1, 2006, of SFAS No. 123(R), which required us to estimate the impact of forfeitures on expense associated with stock-based compensation. This amount represents the impact, net of tax, of reducing previously recognized compensation expense in association with HomeBanc Corp.’s Long-Term Incentive Plan (the “LTIP”) and HomeBanc Corp.’s Amended and Restated Sales Equity Incentive Plan (the “Sales Equity Plan”) for expected forfeitures. As a result of the cumulative effect adjustment, net income increased by $0.3 million.

 Income Taxes

Income tax benefit for the six months ended June 30, 2006 was $3.7 million, compared to an income tax benefit of $5.2 million for the same period in the prior year, reflecting effective beneficial tax rates of 768.6% and 31.6%, respectively. The effective tax rates are computed based on consolidated pre-tax income or loss, including the results of both HomeBanc Corp. and HBMC, which are generally treated differently for income tax purposes. The change in the effective rate is due to the following:

•	Growth in non-taxable income. Estimated REIT taxable income was $38.1 million for the six months ended June 30, 2006, compared to $24.2 million for the six months ended June 30, 2005;
•	A taxable loss of $45.4 million was realized by HBMC during the first half of 2006. This compares to $21.1 million in taxable loss realized for the first half of 2005; and
•

A release of $2.5 million recorded to the valuation allowance during the first half of 2006. A valuation allowance of $4.5 million was added in the first half of 2005. The change in the level of a valuation allowance reflects management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income.

Effects of Inflation

There have been no material changes from the effects of inflation discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. See Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk.

Cyclicality and Seasonality

The mortgage banking industry is cyclical and seasonal in nature. Mortgage loan production generally is greatest when interest rates are low and declines as rates increase. Seasonal trends in purchase money mortgage originations reflect the pattern of home sales in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. The effect of this seasonality is muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing mortgage rates, and is less in the Southeast due to more temperate winter weather than in other parts of the country. In addition, mortgage delinquency rates typically rise temporarily in the winter months driven by mortgagor payment patterns. Our purchase money mortgage loan origination volumes and revenues typically are lowest in the first and fourth calendar quarters and highest in the second and third calendar quarters.

Contractual Obligations and Off Balance Sheet Arrangements

Interest rate lock commitments (“IRLCs”) are agreements to lend at specified interest rates for loans we intend to sell to third parties. Since many commitments to extend credit may expire without being drawn upon, total commitment amounts do not necessarily represent future cash flow requirements. We had $419.8 million of outstanding IRLCs at June 30, 2006.

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

We have various contractual commitments and financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of June 30, 2006 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
Financing arrangements(1)	$1,943,060	$1,809,038	$—	$—	$134,022
Operating leases(2)	62,067	5,549	21,016	15,934	19,568
Employment agreements	3,750	1,138	2,612	—	—
Contractual marketing(3)	22,832	7,268	15,147	417	—
Total	$2,031,709	$1,822,993	$38,775	$16,351	$153,590

(1)

Obligations for financing arrangements solely represent principal payments due under existing borrowing agreements and do not include the related future interest payments. Excluded from financing arrangements are $4.4 billion in CDOs issued in association with our securitization transactions. These securitizations are accounted for as secured borrowings with debt issuance directly financing loans held for investment. The CDOs will be repaid as cash is received from borrowers, in the form of scheduled payments, prepayments and curtailments, on the underlying loan balances.

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

Liquidity and Capital Resources

We expect to structure some of our future securitizations as sale transactions and also to leverage our equity through borrowings, including some securitizations treated as debt for financial reporting and federal income tax purposes. We presently expect to seek a leverage ratio of 18 to 25 times the amount of our equity. For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities, all of which are discussed in more detail below, allow us to include the trust preferred securities issued by HMB Capital Trust I (“Capital Trust I”) and Capital Trust IV as equity. Our leverage ratio may also be limited by the covenants related to our various credit facilities, which may change from time to time. We also seek to match the maturities of our long-term borrowings, which include CDOs, to the maturities of our loans held for investment. The following discussion summarizes the financing methods that we use to take advantage of financing alternatives available to us.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay interest on and repay the principal amounts of our borrowings, fund and maintain investments, make distributions to our shareholders and pay our general business expenses. We presently believe our current cash balances, funds available under our financing arrangements (as described below) and cash flows from operations, including proceeds from sales of fixed-rate and adjustable-rate mortgage loans, will be sufficient for our liquidity requirements for the next 12 months. Our investments and assets also generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings. Should our liquidity needs exceed these ongoing or immediate sources of liquidity, we believe that our mortgage loan portfolio could be sold to raise additional cash, subject to limitations on such sales needed to preserve our REIT status. We do, however, expect to continue the expansion of our loans held for investment and investment securities portfolio that we have undertaken, although the rate of expansion may vary over time. As discussed in Industry and Management Outlook, we may also consider alternative strategies to increase our loan origination volume and REIT investment portfolio. Should we pursue any of these strategies, additional expenditures of cash will be required. From time to time, we may seek additional sources of capital through the issuance of debt or equity securities or by entering into new borrowing facilities. In the past, we have amended our credit facilities to permit additional leverage as we aggregated mortgage loans in anticipation of our initial public offering or in anticipation of securitizations of mortgage loans. We currently have no commitments for any financings other than through our existing facilities, and we cannot ensure that we will be able to access the capital markets or obtain any additional financing at the times required and on terms and conditions acceptable to us, if at all. If we fail to obtain needed additional financing, our growth would be slowed or suspended.

Loan Securitizations

We have completed seven securitizations accounted for as collateralized borrowings since July 2004 resulting in the issuance of approximately $6.3 billion of notes. As of June 30, 2006, the outstanding balance of our collateralized borrowings amounted to $4.4 billion. During the first quarter of 2006, we also completed our first securitization treated as a sale under SFAS No. 140, through the issuance by HomeBanc Mortgage Trust 2006-1, of approximately $451.8 million of certificates. The Company expects to use securitization transactions, whether structured as sales or collateralized borrowings, as a source of liquidity in the future.

Warehouse Facilities

We use a syndicated credit facility with third parties referred to as the “warehouse line” or “warehouse facility.” Under the warehouse line, HBMC borrows funds to originate new mortgage loans, and in turn, pledges the mortgage loans to the warehouse lender as collateral. We maintain a syndicated warehouse facility led by JPMorgan Chase Bank (the “JP Warehouse Facility”), which at June 30, 2006 had $500 million committed. We have the option, subject to receipt of commitments from existing lenders or new lenders who become parties to the JP Warehouse Facility, to increase the aggregate commitment level to $750 million. As of June 30, 2006, the aggregate outstanding balance under the JP Warehouse Facility was $333.2 million, and the aggregate maximum amount available for additional borrowings was $166.8 million.

On May 5, 2006, HomeBanc and HBMC entered into the 5/06 Amendment to Credit Agreement (the “5/06 Amendment”), which amended the terms of the JP Warehouse Facility. The 5/06 Amendment permits HomeBanc to maintain a maximum ratio of total liabilities, less qualified subordinated debt, to adjusted tangible net worth of 25 to 1 for all periods on and after November 30, 2005.

On July 31, 2006, HomeBanc and HBMC entered into the 7/06 Amendment to Credit Agreement (the “7/06 Amendment”), which amended the terms of the JP Warehouse Facility. The 7/06 Amendment extends the maturity date of the JP Warehouse Facility to October 31, 2006.

We were in compliance with each of the financial covenants required by the JP Warehouse Facility as of June 30, 2006.

Loan Repurchase Agreements

HBMC and HomeBanc also use repurchase agreements to finance a portion of the mortgage loans that they originate. Under these repurchase agreements, HBMC sells a mortgage loan to a counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor.

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

•	maintain a maximum ratio of total liabilities, less qualified subordinated debt, to adjusted tangible net worth of:
•	20 to 1 as of the end of any calendar month or any of HomeBanc Corp.’s fiscal quarter or fiscal year ends, other than during the Capital Raise Period defined below, or
•

25 to 1 as of the end of any calendar month or any of HomeBanc Corp.’s fiscal quarter or fiscal year ends during the period from November 30, 2005 to the earlier of August 31, 2006 or the date on which HomeBanc Corp. realizes at least $50 million from any public offering of common equity; and

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

On May 5, 2006, HomeBanc and HBMC entered into Amendment No. 1 (the “Merrill Lynch Amendment”) to the Merrill Repurchase Agreement. The Merrill Lynch Amendment permits HomeBanc to maintain a maximum ratio of total liabilities, less qualified subordinated debt, to adjusted tangible net worth of 25 to 1 as of the end of any calendar month or any of HomeBanc’s fiscal quarter or fiscal year ends during the period from November 30, 2005 to the earlier of August 31, 2006 or the date on which HomeBanc realizes at least $50 million from any public offering of common equity. As of June 30, 2006, the outstanding balance under the Merrill Lynch Repurchase Agreement was $30.7 million.

On March 27, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Liquid Funding Repurchase Agreement”) by and among Liquid Funding, Ltd. (“Liquid Funding”), HomeBanc and HBMC. The Liquid Funding Repurchase Agreement provides for a $300 million uncommitted facility under which HomeBanc and HBMC may sell to Liquid Funding mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a pricing spread, which is calculated much like interest on a loan. The pricing spread is reset daily, is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Liquid Funding and HomeBanc or HBMC, as applicable, and on the termination date, which is March 27, 2007. Under the Liquid Funding Repurchase Agreement, the outstanding balance, when combined with the outstanding balance of the Bear Stearns aggregation facility may not exceed $300 million.

The Liquid Funding Repurchase Agreement contains covenants limiting our ability and the ability of the subsidiaries to:

•	transfer or sell all or substantially all of their non-loan assets;
•	grant liens on the loans subject to repurchase transactions under the Repurchase Agreement;
•	pay dividends or distributions to shareholders following the occurrence and during the continuation of an event or default;
•	consolidated or merge with another entity, or sell all or substantially all of the assets of HomeBanc and HBMC; and
•	enter into transactions with affiliates other than in the ordinary course of business on arm’s length terms.

On May 31, 2006, HomeBanc and HBMC entered into Amendment No. 1 (the “Liquid Funding Amendment”) to the Liquid Funding Repurchase Agreement. The Liquid Funding Amendment eliminates the financial covenants previously applicable to HomeBanc and HBMC under the terms of the original Repurchase Agreement. As of June 30, 2006, the outstanding balance under the Liquid Funding Repurchase Agreement was $35.9 million

We were in compliance with all applicable loan repurchase agreement covenants as of June 30, 2006.

Fannie Mae As Soon As Pooled® Plus Program

In connection with the sale of conforming mortgage loans to the Federal National Mortgage Association (“Fannie Mae”) for cash or for their inclusion in a pool of MBS guaranteed by Fannie Mae, HBMC entered into an “As Soon As Pooled® Plus” agreement with Fannie Mae. As of June 30, 2006 the outstanding balance on this facility was $0.7 million.

Loan Aggregation Facilities

HomeBanc Funding Corp. maintains a $500 million uncommitted master repurchase agreement with JPMorgan Chase Bank (the “JPMorgan Chase Bank Repurchase Agreement”). On July 19, 2006, HomeBanc Funding Corp. entered into Amendment No. 8 (the “JPMorgan Chase Bank Amendment”) to the JPMorgan Chase Bank Repurchase Agreement. The JPMorgan Chase Bank Amendment extended the termination of the JPMorgan Chase Bank Repurchase Agreement to June 29, 2007. As of June 30, 2006, the outstanding balance on the JPMorgan Chase Bank Repurchase Agreement amounted to $256.7 million.

HomeBanc Funding Corp. II maintains a similar $300 million uncommitted master repurchase agreement with Bear Stearns Mortgage Capital Corporation (the “Bear Stearns Repurchase Agreement”) Under the Bear Stearns Repurchase Agreement, the outstanding balance, when combined with the outstanding balance of the Liquid Funding Repurchase Agreement may not exceed $300 million. The Bear Stearns Repurchase Agreement matures on September 28, 2006. As of June 30, 2006, the outstanding balance on Bear Stearns Repurchase Agreement amounted to $2.6 million.

On May 31, 2006, HomeBanc Funding Corp. II and Bear Stearns entered into Amendment No. 9 (the “Bear Stearns Amendment”) to the Bear Stearns Repurchase Agreement. The Bear Stearns Amendment eliminates the financial covenants applicable to HomeBanc under the terms of the Bear Stearns Repurchase Agreement.

These facilities are used to purchase adjustable-rate mortgage loans from HBMC and to aggregate mortgage loans to be held for investment until they are securitized.

We were in compliance with all applicable aggregation facility financial covenants as of June 30, 2006.

Repurchase Agreements for Mortgage-Backed Securities

HomeBanc also uses repurchase agreements to finance investment securities. These repurchase agreements are collateralized by the underlying investment securities that they are used to finance, and the terms of the arrangements generally allow us to borrow up to a maximum of 95% of the market value of the securities. As of June 30, 2006, the outstanding balance on these facilities amounted to $1.1 billion.

Trust Preferred Securities

On June 1, 2006, the Company formed Capital Trust IV to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $82.5 million in Debentures to Capital Trust IV, which in turn issued $80 million in trust preferred securities to a third-party investor and $2.5 million in common trust securities by the Company. The trust preferred securities and the Debentures mature on June 15, 2036 and are callable by the Company, after five years, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities allow us to include the trust preferred securities issued by Capital Trust I and Capital Trust IV as equity.

Preferred Stock

In February 2006, we completed a public offering of our 10% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). The transaction involved the offering of 2,000,000 shares of Preferred Stock at a public offering price of $25 per share for gross proceeds of $50 million. The Preferred Stock is not subject to any mandatory redemption and, except in limited circumstances, we may not optionally redeem it prior to March 31, 2011. Proceeds to the Company, net of expenses, were approximately $48.0 million.

Recent Accounting Developments

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We have not completed our assessment of the impact that the new guidance will have on our financial condition, results of operations or cash flows.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

We are exposed to credit risk from the time we fund mortgage loans until they are either sold or the principal balance is repaid in full. While we have not experienced any significant credit losses to date, in the event of a significant rising interest rate environment and/or economic downturn, mortgage loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. This risk may be magnified as we continue to build our portfolio of adjustable-rate mortgage loans whose rates increase as the base rate (e.g., LIBOR) increases, subject to contractual limits.

Our hedging transactions using derivative financial instruments also involve certain additional risks such as counterparty credit risk. The counterparties to our derivative financial instruments are major financial institutions and securities dealers, which we believe are well capitalized with investment grade credit ratings and with which we may have other financial relationships. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty is the difference between the value of the contract and the current market price at the time of the default. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

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

Our loans held for investment as of June 30, 2006 were primarily comprised of mortgage loans that have interest rates that change at one-month or six-month intervals based on changes in LIBOR. In addition, a portion of the loans that are held for investment are hybrid adjustable-rate loans, which carry an initial fixed coupon rate for the first three, five, seven or ten years, with interest rates that reset each six months thereafter based on the six-month LIBOR rate plus a margin. These mortgage loans also have lifetime caps (maximum allowed interest rates).

The table below shows the change in net interest income we estimate would occur from 50 and 100 basis point increases and decreases in interest rates based upon current funding and derivative financial instrument positions. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis

on Mortgage Loans Held for Investment

Interest Rate Change from June 30, 2006	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	$3,007	4.4%
+50	237	0.3
-50	(586)	(0.8)
-100	(2,124)	(3.1)

Our mortgage loans held for sale as of June 30, 2006 were comprised of adjustable- and fixed-rate mortgage loans. The interest rates on adjustable-rate mortgage loans reset at various intervals and are generally subject to lifetime caps, while the rates on fixed-rate loans do not change. We also originate hybrid loans with both fixed and variable pricing components. We presently do not believe that we have significant interest rate risk on our loans held for sale under most of the interest rate scenarios we believe likely to occur. However, should interest rates move significantly before we sell the loans, we would be more significantly affected by the change in interest rates.

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

The following table summarizes the sensitivity of the fair value of our mortgage loans held for sale and IRLCs and of the related derivatives to instantaneous shifts of various magnitudes in the yield curve:

	+100 Basis Points	+50 Basis Points	-50 Basis Points	-100 Basis Points
	(Dollars in millions)
As of June 30, 2006
Change in fair value of mortgage loans held for sale
and IRLCs	$(20.612)	$(9.900)	$8.103	$14.957
Change in fair value of derivative financial instruments
related to loans held for sale and IRLCs	14.743	7.255	(6.814)	(13.196)
Net Change	$(5.869)	$(2.645)	$1.289	$1.761

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

Instantaneous Interest Rate Change Analysis

on Investment Securities

Interest Rate Change from June 30, 2006	Change in Fair Value	Percentage Change in Fair Value
(in basis points)	(Dollars in thousands)
+100	$(54,823)	(4.3)%
+50	(26,037)	(2.0)
-50	22,819	1.8
-100	40,142	3.1

Item 4: Controls and Procedures

HomeBanc’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Exchange Act, that are designed to ensure that information HomeBanc is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information HomeBanc files or submits under the Exchange Act is accumulated and communicated to HomeBanc’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

HomeBanc’s management has evaluated, with the participation of HomeBanc’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2006, HomeBanc’s disclosure controls and procedures are effective in ensuring, to a reasonable assurance level, that all material information required to be disclosed and filed in this Report was recorded, summarized and reported within the time period required by the SEC’s rules and forms.

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

There was no change in HomeBanc’s internal control over financial reporting identified in connection with that evaluation that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to affect, HomeBanc’s internal controls over financial reporting.

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

Over the past few years, the number and scope of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and others with sales duties are required to be paid overtime under the Fair Labor Standards Act appear to be increasing. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs.  We have received several such claims and currently have several lawsuits pending in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they are owed back pay for unpaid overtime.  A motion for conditional class certification of these claims into one action is presently pending in the United States District Court in the Middle District of Florida.  In these actions, plaintiffs are seeking an unspecified dollar amount of damages to be determined under statutory formulae.  The dollar amount of these damages presently is not estimable due to the uncertainty of the class certification and the number of potential participants in any class that may be certified. We are vigorously defending these proceedings.  However, at this stage of the proceedings, it is not possible to predict the ultimate outcome of this litigation.

Although it is difficult to predict the outcome of any litigation, we have established litigation reserves where necessary in accordance with GAAP.  Management, after consulting with counsel, presently believes that, taken as a whole, the proceedings to which it is subject will not have a material adverse impact on our financial condition or results of operations.

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

The disclosure set forth below supplements and updates the risk factors included in Part I under the caption “Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005:

Protracted declines in real estate markets in the Southeast in general and Florida in particular may negatively affect our loan originations and the ability of our customers to repay their loans.

During 2005 and the first six months of 2006, 52.1% and 48.4%, respectively, of our loan originations were concentrated in Florida, including 52.8% and 46.4% of our purchase money originations during those periods. Florida marketplace conditions published on the website of the Florida Association of Realtors indicated a 29.7% decrease in sales of existing homes, a significant component of the purchase money market, during the second quarter of 2006 compared to the same period in the prior year. Continued volume declines in the Southeast in general and Florida in particular may negatively affect our revenues, results of operations and ability to make distributions to our shareholders.

Risks associated with geographic expansion of our business may adversely affect our business.

We may seek to expand our existing mortgage loan origination activities into new geographic markets. Any expansion into new markets will require significant expenditures and may place additional demands on our management, operational and financial resources. If we are unable to manage any geographic expansion efforts effectively, our revenues and results of operations may be negatively affected, which may affect our ability to make distributions to our shareholders.

Certain of the mortgage products that we offer may expose us to greater credit risks, including the risks of delinquencies and/or credit losses, which may negatively affect our results of operations.

A substantial portion of the mortgage loans that we originated in 2005 and the first six months of 2006 are ARMs or hybrid ARMs. In 2005 and the first six months of 2006, these products comprised substantially all of the mortgage loans held in our investment portfolio. In addition, we may, from time to time, introduce additional variable rate mortgage loan products to address changes in market conditions and customer demand. For example, in July 2006, we introduced a negative amortization mortgage loan product. Credit risks and the risk of delinquencies associated with certain types of mortgages, particularly those with non-traditional interest rate and/or amortization terms, may be greater than those associated with traditional mortgage loans. As interest rates increase, borrowers may be more likely to refinance their mortgage loans when the applicable fixed-interest or interest only period expires, resulting in increased prepayments. In addition, once a borrower’s monthly payment has been increased to include principal amortization, the delinquency or default rate on these mortgage loans may be higher. With respect to negative amortization loans, during a period of rising interest rates, the amount of interest accruing on the principal balance of the related mortgage loan may exceed the amount of the scheduled monthly payment, and the amount of the deferred accrued interest will increase the principal balance of the loan over time.  This will increase the monthly payments to be paid by the borrower when principal must be repaid, making refinancing more difficult and increasing the potential adverse effect of macroeconomic trends. In offering these products, we assume the potential risk of increased delinquency rates and/or credit losses, which may negatively affect our results of operations.

Continuing increases in market rates of interest may result in a decrease in our net interest margin because of the adjustable-rate borrowings we utilize to fund ARM and hybrid ARM loans, which may have interest rate caps and/or fixed interest rates for an initial period of time.

Our mortgage loan portfolio includes mortgage ARMs or hybrid ARM mortgage loans. These are mortgages with fixed interest rates for an initial period of time, after which they bear interest based upon short-term interest rate indices and adjust periodically. We fund these mortgages with adjustable-rate borrowings having interest rates that are indexed to short-term interest rates and which adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable-rate borrowings and the interest rate on the hybrid ARM loan is fixed, our net interest margin will decrease or become negative.

Adjustable-rate mortgages typically have interest rate caps, which limit interest rates charged to the borrower during any given period, and substantially all of the ARM and hybrid ARM loans that we originate contain interest rate caps. Our borrowings are not subject to similar restrictions. As a result, in a period of rapidly increasing interest rates, and absent any hedging activities, the interest rates we pay on our borrowings could increase without limitation, while the interest rates we earn on our ARM assets would be capped. If this occurs, our net interest spread could be significantly reduced or we could suffer a net interest loss.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

On June 1, 2006, the Company formed Capital Trust IV to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $82.5 million in Debentures to Capital Trust IV, which in turn issued $80 million in trust preferred securities to a third-party investor and $2.5 million in common trust securities to the Company. The trust preferred securities and the Debentures mature on June 15, 2036 and are callable after five years by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

The net proceeds of the issuance were used to repay debt under existing borrowing facilities.

 (b) Uses of Proceeds.

None

(c) Repurchases of Equity Securities.

119,064 shares of our common stock were purchased on the market at the average price of $8.29 per share on behalf of participants in our Sales Equity Plan during the six months ended June 30, 2006 for purposes of making awards under that plan. Such shares remain issued and outstanding and are subject to the terms and conditions of the plan. Effective May 25, 2006, the Sales Equity Plan was amended to provide that all awards under this plan would be made in the form of restricted stock units granted under the LTIP. Amendments to the LTIP included an increase of five million in the total number of shares of the Company’s common stock reserved and available under the LTIP, so that the total number of shares available for award under the LTIP is currently 8.3 million shares, which includes all shares to be issued in the future under the Sales Equity Plan.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Shareholders on May 25, 2006. The Company’s shareholders considered three proposals, which are described below:

Proposal 1 – Election of Directors. The Company’s shareholders elected the ten individuals named below to serve as directors for a one-year term expiring at the Company’s 2007 annual meeting of shareholders:

Name	Votes Cast For	Votes Withheld
Patrick S. Flood	55,047,661	267,414
Kevin D. Race	54,463,269	851,806
Glenn T. Austin, Jr.	55,037,083	277,992
Lawrence W. Hamilton	55,046,444	268,631
Warren Y. Jobe	55,035,163	279,912
Joel K. Manby	55,202,314	112,761
Robert C. Patton	55,183,149	131,926
Bonnie L. Phipps	55,200,235	114,840
John W. Spiegel	55,150,050	165,025
James B. Witherow	55,145,612	169,025

Proposal 2 – Approval of Amendments to Long-Term Incentive Plan. The Company’s shareholders approved amendments to the LTIP. The amendments to the LTIP:

•

increased by five million shares the total number of shares of HomeBanc’s common stock reserved and available for awards under the LTIP, so that the total number of shares available for award under the LTIP are 8,300,000 shares, which includes all shares to be issued in the future under HomeBanc’s Sales Equity Plan as described below under the caption “Amendment to Sales Equity Plan;”

•	provided for the grant of “qualified performance-based” awards that are intended to be fully deductible by the HomeBanc under Section 162(m) of the Code;
•	established the performance criteria on which qualified performance-based awards granted under the LTIP may be based; and
•	updated and clarified the LTIP to reflect new tax and accounting rules.

The table below sets forth the number of votes cast for and against the LTIP, as well as the number of abstentions and broker non-votes on the proposal to approve the amendments to the LTIP:

Votes cast for	40,453,383
Votes cast against	1,991,137
Abstentions	155,924
Broker non-votes	12,714,631
Total votes	55,315,075

Proposal 3 – Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accountants for 2006. The Company’s shareholders ratified the appointment of Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accountants for 2006. The table below sets forth the number of votes cast for and against E&Y, as well as the number of abstentions and broker non-votes on the proposal to approve and adopt E&Y:

Votes cast for	55,171,015
Votes cast against	89,563
Abstentions	54,497
Broker non-votes	0
Total votes	55,315,075

Item 5: Other Information

None

Item 6: Exhibits

Exhibit Number	Description
3.1(i)

Articles of Incorporation of HomeBanc Corp. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333-113777, and incorporated herein by this reference thereto).

3.1(ii)

Articles of Amendment of HomeBanc Corp. (Filed as Exhibit 3.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on May 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

3.1(iii)

Articles of Amendment of HomeBanc Corp. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on February 3, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

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

10.1

Amendment No. 3 to the HomeBanc Corp. 2004 Director Compensation Plan. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 1, 2006, as filed with the Commission on May 5, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.2

Amendment No. 1, dated as of May 5, 2006, to Master Repurchase Agreement dated as of February 24, 2006 between Merrill Lynch Bank USA, HomeBanc Mortgage Corporation and HomeBanc Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 5, 2006, as filed with the Commission on May 8, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3

5/06 Amendment to Credit Agreement, dated as of May 5, 2006, by and among HomeBanc Corp., HomeBanc Mortgage Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and a Lender, and the other Lender(s) named as parties thereto. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 5, 2006, as filed with the Commission on May 8, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.4

HomeBanc Corp. Amended and Restated 2004 Long-Term Incentive Plan (as amended May 25, 2006). (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 25, 2006, as filed with the Commission on May 30, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.5

HomeBanc Corp. Amended and Restated Sales Equity Plan. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 25, 2006, as filed with the Commission on May 30, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.6

Amendment No. 1 to Master Repurchase Agreement, dated as of May 31, 2006, by and among HomeBanc Corp., HomeBanc Mortgage Corporation and Liquid Funding, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 5, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.7

Amendment No. 9 to Master Repurchase Agreement, dated as of May 31, 2006, by and between Bear Stearns Mortgage Capital Corporation and HomeBanc Funding Corp. II. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 5, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.8

Amended and Restated Limited Guaranty, dated as of May 31, 2006, made by HomeBanc Corp. in favor of Bear Stearns Mortgage Capital Corporation. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 5, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.9

Indenture, dated as of June 15, 2006, by and between HMB Capital Trust IV and Wilmington Trust Company. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 15, 2006, as filed with the Commission on June 20, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.10

Amended and Restated Declaration of Trust dated as of June 15, 2006 by and among Wilmington Trust Company, as Delaware trustee and institutional trustee, HomeBanc Corp., as sponsor, and the Administrators named therein. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 15, 2006, as filed with the Commission on June 20, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

11	Statement Regarding Computation of Per Share Earnings.***

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges. (1)

12.2	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. (1)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a). (1)

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a). (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)**

32.2	Certification of the Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)**

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.
**

The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***	Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 7 to the condensed consolidated financial statements included in this Report.
(1)	Filed herewith via EDGAR.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2006.

HOMEBANC CORP.

August 9, 2006	By:	/s/ PATRICK S. FLOOD
Patrick S. Flood
Chairman and Chief Executive Officer

August 9, 2006	By:	/s/ KEVIN D. RACE
Kevin D. Race
President, Chief Financial Officer and Chief Operating Officer