Form 10-Q
period 2006-09-30
HOMEBANC CORP
filed 2006-11-09
CIK 1283683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
OR

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
	YES ☐	NO ☒

Class	Outstanding at November 7, 2006
Common Stock, $.01 par value per share	56,838,725 shares

i

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “outlook,” “target,” and other similar words and expressions of the future. Such forward-looking statements include, without limitation, statements regarding:

•	our decision to elect not to operate our public company as a real estate investment trust (“REIT”) in 2007 and the anticipated benefits of this change in our operating model;
•	our consideration and possible pursuit of strategic alternatives;
•	our business strategy, including, without limitation, our recent changes to that strategy;
•	alternative strategies that we may consider to increase our loan origination volume and investment portfolio;
•	expected benefits to us from our investments in strategic marketing alliances (“SMAs”);
•	future performance, including earnings under accounting principles generally accepted in the United States of America (“GAAP”), developments or market forecasts;
•	projected leverage ratios, capital needs and the timing of future financings;
•	projected capital expenditures;
•	our strategy to sell a larger percentage of the mortgage loans that we originate;
•	our strategy to purchase a greater amount of mortgage backed securities (“MBS”) for our investment portfolio; and
•	the anticipated effects of these new strategies.

It is important to note that the description of our business, in general, and our financings through the issuance of collateralized debt obligations (“CDOs”), in particular, is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, and the types of assets we hold, the products that we offer, the amount of leverage we use, the liabilities we incur, our hedging activities, our corporate structure (including without limitation, the election, for as long as we may continue to do so, of our public company to be treated as a REIT) and other characteristics of our business assets and liabilities are subject to reevaluation and change from time to time without notice.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•

risks related to our present intention to elect not to operate our public company as a REIT in 2007, including our ability to obtain all required approvals and consents to implement this change in our operating model;

•	our ability to achieve the benefits we anticipate from our election not to operate as a REIT in 2007;
•	our ability to successfully identify, consummate and realize the anticipated benefits of one or more strategic transactions or other corporate changes that we may pursue;
•	risks related to our cost-cutting initiatives, including our ability to realize the anticipated benefits from such initiatives;

•	the risks of changes in interest rates and the yield curve on our mortgage loan production, our product mix, our interest rate sensitive assets and liabilities, and our net interest margin;
•	risks inherent in originating and holding mortgage loans, including the risks of early principal repayment and fluctuations in collateral values;
•	risks related to the high concentration of our mortgage loan originations in the Southeast in general and Florida in particular;
•	risks in our ability to retain experienced loan officers;
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
•

pricing pressure that could negatively impact gain on sale relative to the amount of loans sold, which could be exacerbated as we continue to sell a greater percentage of the mortgage loans that we originate into the secondary market;

•	future economic or business conditions and general consumer confidence and spending habits;
•

governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations, applicable to both corporate and individual taxpayers, and changes in the regulation of government-sponsored enterprises (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the related changes in their required capital and activities;

•

federal and state regulations governing the mortgage lending industry and the risk that changes in or in the application of such regulations may adversely impact our business or make compliance more difficult or expensive;

•	interest rate risks and credit risks of customers and counteparties;
•	loan loss experience and the rate of loan charge-offs;
•	the uncertainties and costs of litigation, including, without limitation, the litigation that is described in this Report;
•	the percentage of applications that will result in closed loans;
•	loss experience arising from alleged breaches of representations and warranties provided to third-party buyers of mortgage loans originated by us;
•	risks in our ability to meet the requirements for operation of our public company, for as long as we may continue to do so, as a REIT;
•	our limited experience as a servicer of mortgage loans;
•	competition that we face from a wide variety of local, regional, national and other originators and sellers of mortgage loans, and changes in the secondary mortgage market and investors therein;
•	risks in our ability to raise additional capital or enter into additional financing arrangements on terms that are attractive to us;
•

the failure of assumptions underlying the establishment of reserves for loan losses, litigation reserves, and other estimates, including, without limitation, those used to develop hedging and interest rate risk management strategies;

•

the risks of mergers, acquisitions, joint ventures and/or divestitures, including, without limitation, the related time and costs of implementing such transactions, failure to identify all favorable alternatives, and the possible failure to integrate operations or achieve expected gains, revenue growth and/or expense savings from such transactions;

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

•

other factors and other information discussed in this Report, including, without limitation, those discussed under “Risk Factors” in Item 1A of this Report and our other Quarterly Reports on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other filings with the Securities and Exchange Commission.

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

PART I

Item 1. Financial Statements

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2006	December 31, 2005
	(Dollars in thousands, except per share data)
Assets
Cash	$20,279	$41,505
Restricted cash	123,541	15,744
Mortgage loans held for sale, net	345,788	195,231
Mortgage loans held for investment, net of allowance of $4,917 and $3,691, respectively	4,501,546	5,449,376
Mortgage servicing rights, net	38,286	10,088
Receivable from custodian	85,361	128,641
Trading securities	4,777	—
Securities available for sale	1,434,778	111,256
Securities held to maturity (fair value of $193,402 and $68,628, respectively)	194,412	68,425
Accrued interest receivable	23,356	18,284
Premises and equipment, net	45,402	41,672
Goodwill, net	39,995	39,995
Deferred tax asset, net	27,664	23,762
Other assets	76,373	108,733
Total assets	$6,961,558	$6,252,712
Liabilities and shareholders' equity
Warehouse lines of credit	$282,050	$344,269
Aggregation credit facilities	320,599	118,685
Repurchase agreements	1,535,104	215,927
Loan funding payable	85,150	69,405
Accrued interest payable	10,951	6,039
Other liabilities	149,115	103,479
Collateralized debt obligations	4,087,227	5,026,598
Junior subordinated debentures representing obligations for trust preferred securities	175,260	51,547
Total liabilities	6,645,456	5,935,949
Minority interest	98	62
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock — par value $.01; 25,000,000 shares authorized; 2,000,000 and 0 shares
issued and outstanding at September 30, 2006 and December 31, 2005, respectively	47,992	—
Common stock — par value $.01; 150,000,000 shares authorized; 56,832,847 and 56,628,969
shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	568	566
Additional paid-in capital	303,895	336,225
Accumulated deficit	(54,593)	(57,585)
Treasury stock, at cost (43,840 and 6,647 shares at September 30, 2006 and
December 31, 2005, respectively)	(352)	(69)
Unearned compensation	—	(1,546)
Accumulated other comprehensive income	18,494	39,110
Total shareholders' equity	316,004	316,701
Total liabilities and shareholders' equity	$6,961,558	$6,252,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands, except per share data)
Revenues:
Net interest income:
Interest income:
Mortgage loans, including fees	$77,908	$69,328	$249,939	$168,231
Securities available for sale	19,759	—	30,364	—
Securities held to maturity	3,205	—	8,730	—
Total interest income	100,872	69,328	289,033	168,231
Interest expense:
Short-term borrowings	(29,608)	(9,803)	(65,184)	(30,944)
Long-term borrowings	(50,978)	(40,699)	(153,322)	(90,605)
Total interest expense	(80,586)	(50,502)	(218,506)	(121,549)
Net interest income	20,286	18,826	70,527	46,682
Provision for loan losses	1,124	609	2,666	1,812
Net interest income after provision for loan losses	19,162	18,217	67,861	44,870
Net gain on sale of mortgage loans	14,777	9,910	32,994	30,445
Mortgage servicing income, net	(2,760)	185	(493)	(321)
Other revenue	982	3,248	3,729	5,472
Total revenues	32,161	31,560	104,091	80,466
Expenses:
Salaries and associate benefits, net	16,162	15,791	50,002	46,249
Marketing and promotions	5,032	6,999	17,967	19,865
Occupancy and equipment expense	4,011	3,907	12,152	11,232
Depreciation and amortization	2,172	2,185	6,454	6,008
Minority interest	49	72	143	197
Other operating expense	6,152	5,940	18,756	16,621
Total expenses	33,578	34,894	105,474	100,172
Loss before income taxes	(1,417)	(3,334)	(1,383)	(19,706)
Income tax benefit	(283)	(2,551)	(4,105)	(7,723)
(Loss) income before cumulative effect of change in
accounting principle	(1,134)	(783)	2,722	(11,983)
Cumulative effect of change in accounting principle, net
of taxes of $171	—	—	270	—
Net (loss) income	$(1,134)	$(783)	$2,992	$(11,983)
Net loss attributable to holders of common stock	$(2,384)	$(783)	$(244)	$(11,983)
Loss per share of common stock outstanding:
Loss before cumulative effect of change in
accounting principle
Basic	$(0.04)	$(0.01)	$(0.01)	$(0.22)
Diluted	$(0.04)	$(0.01)	$(0.01)	$(0.22)
Cumulative effect of change in accounting principle
Basic	$—	$—	$0.00	$—
Diluted	$—	$—	$0.00	$—
Net loss
Basic	$(0.04)	$(0.01)	$0.00	$(0.22)
Diluted	$(0.04)	$(0.01)	$0.00	$(0.22)
Dividends declared per share of common stock
outstanding	$0.26	$0.23	$0.52	$0.42
Weighted average shares of common stock outstanding:
Basic	56,515,805	56,576,611	56,439,002	54,917,937
Diluted	56,515,805	56,576,611	56,439,002	54,917,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Dollars in thousands)
Balance at January 1, 2006	—	$—	56,628,969	$566	$336,225	$(57,585)	$(69)	$(1,546)	$39,110	$316,701
Comprehensive loss*:
Net income	—	—	—	—	—	2,992	—	—	—	2,992
Other comprehensive income, net of taxes
Change in net unrealized gains and losses on
available for sale securities	—	—	—	—	—	—	—	—	12,641	12,641
Change in net unrealized gains and losses on
cash flow hedges	—	—	—	—	—	—	—	—	(33,257)	(33,257)
Total comprehensive loss										(17,624)
Issuance of preferred stock	2,000,000	47,992	—	—	—	—	—	—	—	47,992
Stock-based compensation	—	—	203,878	2	3,110	—	—	—	—	3,112
Common stock purchased under
Sales Equity Plan, net	—	—	—	—	(710)	—	(283)	—	—	(993)
Cumulative effect of change in accounting principle	—	—	—	—	(1,988)	—	—	1,546	—	(442)
Preferred stock dividends declared ($1.62 per share)	—	—	—	—	(3,236)	—	—	—	—	(3,236)
Common stock dividends declared ($0.52 per share)	—	—	—	—	(29,506)	—	—	—	—	(29,506)
Balance at September 30, 2006	2,000,000	$47,992	56,832,847	$568	$303,895	$(54,593)	$(352)	$—	$18,494	$316,004

*

Total comprehensive income for the nine months ended September 30, 2005 was $16.2 million. Total comprehensive loss for the three months ended September 30, 2006 was $61.2 million, compared to $32.1 million comprehensive income for the three months ended September 30, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Operating activities
Net income (loss)	$2,992	$(11,983)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,454	6,008
Net amortization of premium/accretion of discount on investment securities	(4,230)	—
Provision for loan losses	2,666	1,812
Provision for losses associated with certain loan sales and mortgage loans
held for sale	1,451	2,323
Capitalization of mortgage servicing rights	(34,282)	(4,991)
Change in fair value of mortgage servicing rights	6,084	—
Amortization and impairment of mortgage servicing rights	—	2,587
Loss (gain) on disposal of premises and equipment	20	(289)
Stock-based compensation, net	2,329	1,905
Compensation expense for Sales Equity Plan, net	783	—
Cumulative effect of change in accounting principle	(442)	—
Minority interest	36	6
Deferred taxes	(3,902)	(7,571)
(Increase) decrease in restricted cash	(107,797)	838
(Increase) decrease in mortgage loans held for sale, net	(178,339)	2,692
Increase in fair value of trading securities	(328)	—
Decrease (increase) in receivable from custodian	43,280	(92,691)
Increase in accrued interest receivable	(5,072)	(10,281)
Increase in other assets	(879)	(25,754)
Increase in accrued interest payable	4,912	323
(Decrease) increase in other liabilities	(631)	6,615
Net cash used in operating activities	(264,895)	(128,451)

Investing activities
Net principal collections (originations) of loans held for investment	945,164	(2,182,808)
Purchases of premises and equipment, net	(10,204)	(12,518)
Purchases of investment securities available for sale	(1,286,984)	—
Proceeds from maturities and prepayments of investment securities available for sale	62,629	—
Purchases of investment securities held to maturity	(147,245)	—
Proceeds from maturities and prepayments of investment securities held to maturity	21,699	—
Net cash used in investing activities	(414,941)	(2,195,326)

Financing activities
Increase (decrease) in warehouse and aggregation credit facilities, net	139,695	(476,290)
Increase in repurchase agreements	1,319,177	—
Net change in loan funding payable	15,745	62,978
Proceeds from debt issuance	123,713	3,361,560
Repayment of debt	(939,371)	(677,072)
Proceeds from issuance of common stock, net	—	93,000
Proceeds from issuance of preferred stock, net	47,992	—
Purchase of shares under Sales Equity Plan	(993)	(1,123)
Cash dividends paid	(47,348)	(31,437)

Net cash provided by financing activities	658,610	2,331,616

Net (decrease) increase in cash	(21,226)	7,839
Cash and cash equivalents at beginning of period	41,505	12,232

Cash and cash equivalents at end of period	$20,279	$20,071

Supplemental disclosures
Non-cash items:
Transfers to mortgage loans held for sale from mortgage loans held for investment	$357,117	$—
Transfers to other real estate from mortgage loans held for investment	6,873	1,209
Change in net unrealized gains and losses on available for sale securities	12,641	—
Change in net unrealized gains and losses on cash flow hedges	(33,257)	28,184
Trade date purchase of investment securities available for sale not yet settled	59,422	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Basis of Presentation

Description of Business

HomeBanc Corp. (“HomeBanc” or the “Company”) is a Georgia corporation engaged in the business of mortgage banking. The Company was formed on March 17, 2004 to, among other things, hold and service residential mortgage loans. The Company completed its initial public offering (the “Offering”) of 38,750,000 shares of its common stock on July 19, 2004. Immediately prior to the Offering, the Company completed a corporate reorganization, through a merger with an affiliate, to meet the requirements for qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company elected to be taxed as a REIT beginning with the tax year ending December 31, 2004.

The Company, through its wholly-owned subsidiary, HomeBanc Mortgage Corporation (“HBMC”), originates residential mortgage loans through its 21 store locations and its 155 realtor store-in-store locations in the states of Georgia, Florida and North Carolina. HBMC’s mortgage product line includes conforming Fannie Mae and Freddie Mac mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, including construction-to-permanent and second-lien mortgage loans, nonconforming jumbo loans and a limited volume of sub-prime mortgage loans. The Company’s strategy emphasizes retail residential mortgage loan originations, primarily purchase money mortgages, which are originated in connection with the purchase and sale of real property. The Company augments its production strategy through the formation of strategic marketing alliances (“SMAs”) with residential realtors and home builders who have a significant presence in its markets. As of September 30, 2006, the Company had 212 SMAs, 124 of which were with residential realtors and 88 of which were with home builders.

At September 30, 2006, the Company had the following subsidiaries: HBMC; HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; HomeBanc Title Partners, LLC (“Title Partners”); and HMB Mortgage Partners, LLC (“Mortgage Partners”). All of these entities are direct or indirect wholly-owned subsidiaries of the Company, except for Title Partners, a joint venture in which First American Title Insurance, an agent offering title insurance to customers of the Company, owns a 15% equity interest. HBMC has elected to be treated as a taxable REIT subsidiary (“TRS”) of the Company. HomeBanc Funding Corp., HomeBanc Funding Corp. II and HMB Acceptance Corp. are treated as qualified REIT subsidiaries. Mortgage Partners, a single-member limited liability company, is a wholly-owned subsidiary of HBMC.

In addition, at September 30, 2006, the Company held all of the equity interests in 11 Delaware statutory trusts: HomeBanc Mortgage Trust 2004-1 (the “2004-1 Trust”); HomeBanc Mortgage Trust 2004-2 (the “2004-2 Trust”); HomeBanc Mortgage Trust 2005-1 (the “2005-1 Trust”); HomeBanc Mortgage Trust 2005-2 (the “2005-2 Trust”); HomeBanc Mortgage Trust 2005-3 (the “2005-3 Trust”); HomeBanc Mortgage Trust 2005-4 (the “2005-4 Trust”); HomeBanc Mortgage Trust 2005-5 (the “2005-5 Trust”); HomeBanc Mortgage Trust 2006-1 (the “2006-1 Trust”); HMB Capital Trust I (“Capital Trust I”); HMB Capital Trust IV (“Capital Trust IV”); and HMB Capital Trust V (“Capital Trust V”). These trusts are bankruptcy-remote Delaware statutory trusts used in connection with the Company’s securitization and financing activities and are disregarded entities for federal income tax purposes. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), all of these entities, except the 2006-1 Trust, Capital Trust I, Capital Trust IV and Capital Trust V are consolidated for financial reporting purposes. The 2006-1 Trust is a qualifying special purpose entity used in a securitization accounted for as a sale and is therefore not consolidated. For tax purposes, the 2006-1 Trust has been structured as a real estate mortgage investment conduit. Title Partners is a limited partnership for federal income tax purposes. HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp.; the 2004-1 Trust; the 2004-2 Trust; the 2005-1 Trust; the 2005-2 Trust; the 2005-3 Trust; the 2005-4 Trust; and the 2005-5 Trust are all bankruptcy-remote special purpose entities utilized in the financing of the Company’s operations. Capital Trust I, formed in June 2005, Capital Trust IV, formed in June 2006, and Capital Trust V, formed in September 2006, were formed to purchase junior subordinated debentures from the Company funded by the issuance of trust preferred securities to provide financing for the Company’s operations. Mortgage Partners became the owner, effective July 1, 2006, of a 51% interest in BH Mortgage Partners, LLC (“BH Mortgage”), a joint venture with an affiliate of an Atlanta-based homebuilder, Brayson Homes. BH Mortgage was created to originate mortgage loans with borrowers, including purchasers of homes built by Brayson Homes. HomeBanc consolidates BH Mortgage consistent with Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries.

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

The mortgage lending business is seasonal as it is tied to home sales, which typically rise during the spring and summer seasons and decline during the fall and winter seasons. The effect of this seasonality is, at times, offset by mortgage refinancing activity, which is primarily driven by prevailing mortgage interest rates.

Unless the context otherwise requires, for purposes of these notes to the condensed consolidated financial statements, the “Company” refers to HomeBanc and the entities it consolidates, as discussed above.

Note 2. Summary of Significant Accounting Policies

The following is an updated discussion of the Company’s significant accounting policies:

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

During the second quarter of 2006, the Company changed its intent with respect to $357.1 million of mortgage loans held for investment and transferred the loans to mortgage loans held for sale, and no write-down was necessary at that time.

Mortgage Servicing Rights

Prior to adoption of SFAS No. 156, Accounting for Servicing of Financial Assets, the Company periodically evaluated mortgage servicing rights (“MSRs”) for impairment in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which evaluation was based upon the fair value of the MSRs as compared to amortized cost. Impairment was determined by stratifying the MSRs into tranches based on predominant risk characteristics, such as interest rate and loan type. Impairment was recognized through a valuation allowance for an individual tranche, to the extent that fair value was less than the capitalized amount for the tranche. If the Company later determined that all or a portion of the impairment no longer existed for a particular tranche, a reduction of the valuation allowance was recorded as an increase to income. Additionally, in a transfer of mortgage loans, MSRs were characterized as retained interests of the transferor and were recorded at an amount representing an allocation of the carrying amount of the mortgage loans prior to the transfer. The allocation was based on the relative fair values of all components retained and sold in the transaction and typically resulted in the MSRs being recorded at an amount less than fair value.

The Company elected early adoption of SFAS No. 156 on January 1, 2006. SFAS No. 156 requires servicers to define classes of MSRs based on: (1) the availability of market inputs used in determining the fair value of servicing rights; (2) the servicer’s method for managing the risks of its servicing rights; or (3) a combination of the two elements. As dictated by SFAS No. 156, servicers may opt to measure the individual classes of MSRs using either the amortization method or the fair value method. At January 1, 2006, the Company defined one class of MSRs and elected to measure MSRs using the fair value method, which allows the MSRs to be marked to market each quarter, thus eliminating the need for a valuation allowance. Additionally, as opposed to allocating an amount equal to the relative fair value in a transfer of mortgage loans treated as a sale, MSRs are initially recorded at fair value and treated as part of the proceeds received by the Company. Since the MSR balance at December 31, 2005 was equal to fair value, there was no cumulative effect adjustment as a result of the early adoption of SFAS No. 156.

Stock-Based Compensation

Prior to adoption of SFAS No. 123(R), Share-Based Payment, the Company recognized stock-based compensation using the fair value-based method encouraged by SFAS No. 123, Accounting for Stock-Based Compensation. Under this method, the fair value of equity awards granted was estimated as of the date of grant using a Black-Scholes option-pricing model or other fair value estimation methods, as appropriate. As permitted by SFAS No. 123, forfeitures were recognized as incurred.

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

The adoption of SFAS No. 123(R) resulted in a cumulative effect adjustment that decreased additional paid-in capital by $2.0 million, which included a $1.5 million reclassification from unearned compensation to additional paid-in capital related to unvested (restricted) stock awarded under HomeBanc Corp.’s Amended and Restated Sales Equity Incentive Plan (the “Sales Equity Plan”) that, under previous guidance, was accounted for as unearned compensation and, under SFAS No. 123(R), must be treated as a reduction of additional paid-in capital. The Company also recorded an increase to income of $0.5 million related to recognition of expected forfeitures, which was reduced by $0.2 million in tax expense.

Recent Accounting Pronouncements

During February 2006, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which nullifies the guidance from the FASB’s Derivatives Implementation Group in Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the bifurcation requirements of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, for certain beneficial interests. The impacts of SFAS No. 155 are to: (1) provide a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarify that only the simplest separations of interest payments and principal payments qualify for the exception from derivative accounting afforded to interest-only strips and principal-only strips; (3) require that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarify that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) allow a qualifying special purpose entity to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 is effective for all instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. The Company does not currently expect that the new guidance will have a material impact on its financial condition, results of operations or cash flows.

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has not completed its assessment of the impact that the new guidance will have on its financial condition, results of operations or cash flows.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 creates a common definition of fair value to be used throughout GAAP and prescribes methods for measuring fair value, which should, in combination, make the measurement of fair value more consistent and comparable across companies. The standard also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007. The Company has not completed its assessment of the impact that the new guidance will have on its financial condition, results of operations or cash flows.

Note 3. Investment Securities

Trading

As further discussed in Note 12, “Securitizations,” the Company retained the economic residual interest in the securitization transaction facilitated by the 2006-1 Trust, which was structured and accounted for as a sale under SFAS No. 140, and classified this interest as a trading security in accordance with SFAS No. 140 and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At September 30, 2006, this trading security had a fair value of $4.8 million. Net trading gains of $0.1 million and $0.3 million arising from the change in the fair value of the security, were recognized during the three and nine months ended September 30, 2006, respectively. No trading gains or losses were recognized during the three and nine months ended September 30, 2005 as the Company did not own any trading securities during 2005.

Available for Sale and Held to Maturity

The amortized cost and fair value of available for sale and held to maturity investment securities, with gross unrealized gains and losses are summarized as follows:

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage-backed securities	$1,422,404	$14,090	$(1,716)	$1,434,778
Total securities available for sale	$1,422,404	$14,090	$(1,716)	$1,434,778

Securities Held to Maturity
Mortgage-backed securities	$194,412	$141	$(1,151)	$193,402
Total securities held to maturity	$194,412	$141	$(1,151)	$193,402

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage-backed securities	$111,505	$136	$(385)	$111,256
Total securities available for sale	$111,505	$136	$(385)	$111,256

Securities Held to Maturity
Mortgage-backed securities	$68,425	$203	$—	$68,628
Total securities held to maturity	$68,425	$203	$—	$68,628

The Company began purchasing investment securities during the fourth quarter of 2005 and has not experienced any unrealized losses that could potentially be considered other-than-temporary impairment under Emerging Issues Task Force Issue (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Similarly, the Company tested investment securities falling under EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for other-than-temporary impairment due to credit conditions or prepayment risk and recorded less than $20,000 of such impairment as of September 30, 2006.

At September 30, 2006 and December 31, 2005, all of the available for sale and held to maturity securities were pledged as collateral for the Company’s obligations under repurchase agreements. The Company did not complete any sale transactions with respect to these investment securities during the nine months ended September 30, 2006, and the Company did not own any investment securities during the nine months ended September 30, 2005. As such, no realized gains or losses have been recorded for these periods. Expected maturities of securities differ from contractual maturities because some borrowers, whose obligations serve as collateral for the investment securities, have the right to prepay their obligations without prepayment penalties.

As further discussed in Note 12, “Securitizations,” the Company retained the M-1, M-2 and B-1 classes in the 2006-1 securitization. These investment securities, classified as available for sale, equaled $23.4 million in allocated fair value at the time the securitization transaction occurred.

Note 4. Mortgage Servicing Rights

Prior to January 1, 2006, the Company accounted for its MSR portfolio under the amortization method in accordance with SFAS No. 140. Upon adoption of SFAS No. 156 on January 1, 2006, the Company elected to account for its entire MSR portfolio at fair value. At September 30, 2006, the Company was acting as servicer on behalf of others for approximately $3.2 billion of mortgage loans, compared to $1.0 billion at December 31, 2005. The principal balances of loans serviced for others are not included in the condensed consolidated balance sheet. The following table presents a reconciliation of the changes in MSRs for the nine months ended September 30, (dollars in thousands):

	2006	2005
Beginning balance	$10,088	$5,097
MSRs capitalized	34,282	4,991
Change in fair value of MSRs	(6,084)	—
Amortization of MSRs	—	(1,890)
Change in valuation allowance	—	(697)
Ending balance	$38,286	$7,501

Significant assumptions utilized in determining the fair value of MSRs at September 30, 2006 were as follows:

Weighted average prepayment speed	25.02%	Constant Prepayment Rate (“CPR”)
Weighted average discount rate	11.58%

The significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of MSRs as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At September 30, 2006, the reduction in the current fair value of MSRs resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $6.3 million and $12.6 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loan and the costs related to refinancing.

Beginning in the second quarter of 2006, the Company changed certain assumptions underlying its MSR valuation due to substantial growth in the MSR portfolio. The most significant of the assumption changes pertain to the prepayment speeds and the discount rate utilized in the fair value calculation, values previously provided by a third party and validated by the Company.  While the third party assumptions have historically been and continue to be within a reasonable range, management believes the 25.0% CPR prepayment speed and the 11.6% discount rate used in the September 30, 2006 valuation were more appropriate and reflective of the fair value of the Company’s MSR portfolio. Management has calculated the estimated impact on earnings that would have resulted had no adjustments to the third party assumptions for prepayment speeds of 24.6% to 27.7% and the discount rate of 15.2% been made as of September 30, 2006 and determined that amount to be a decrease of $4.6 million, which would have been a reduction in income before income taxes for the three- and nine-month periods ended September 30, 2006.  While the Company would have realized an increased tax benefit resulting from a larger taxable loss, this benefit would have been offset by a larger deferred tax asset valuation allowance, resulting in no impact upon the recorded income tax benefit for the three- and nine-month periods ended September 30, 2006.

The Company does not presently enter into derivative financial instruments to directly manage the interest rate risk associated with the MSR portfolio. MSRs are, however, incorporated into the Company’s overall risk management framework and are viewed primarily as a natural economic hedge of the Company’s mortgage loans held for sale portfolio.

Note 5. Borrowings

Repurchase Agreements

On February 24, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Merrill Repurchase Agreement”) by and among Merrill Lynch Bank, USA (“Merrill”), HBMC and HomeBanc. The Merrill Repurchase Agreement replaces the Master Repurchase Agreement, dated as of February 27, 2002, by and among HomeBanc, HBMC and Merrill Lynch Mortgage Capital Inc., which terminated in accordance with the terms of that agreement, as amended, on February 24, 2006. The Merrill Repurchase Agreement provides for a $150 million uncommitted facility under which HomeBanc and HBMC may sell to Merrill mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a premium, which is calculated much like interest on a loan. The premium rate is reset daily, is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Merrill and HomeBanc or HBMC, as applicable, and on the termination date, which is February 24, 2007. On May 5, 2006, HomeBanc and HBMC entered into Amendment No. 1 (the “Merrill Lynch Amendment”) to the Merrill Repurchase Agreement. The Merrill Lynch Amendment permits HomeBanc to maintain a maximum ratio of total liabilities, less qualified subordinated debt, to adjusted tangible net worth of 25 to 1 as of the end of any calendar month or any of HomeBanc’s fiscal quarter or fiscal year ends during the period from November 30, 2005 to August 31, 2006, at which time it became 20 to 1.

On March 27, 2006, HomeBanc and HBMC entered into a Master Repurchase Agreement (the “Liquid Funding Repurchase Agreement”) by and among Liquid Funding, Ltd. (“Liquid Funding”), HomeBanc and HBMC. The Liquid Funding Repurchase Agreement provides for a $300 million uncommitted facility under which HomeBanc and HBMC may sell to Liquid Funding mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a pricing spread, which is calculated much like interest on a loan. The pricing spread is reset daily, is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Liquid Funding and HomeBanc or HBMC, as applicable, and on the termination date, which is March 27, 2007. On May 31, 2006, HomeBanc and HBMC entered into Amendment No. 1 (“Liquid Funding Amendment No. 1”) to the Liquid Funding Repurchase Agreement. Liquid Funding Amendment No. 1 eliminates the financial covenants applicable to HomeBanc and HBMC under the terms of the original Liquid Funding Repurchase Agreement. On September 29, 2006, HomeBanc and HBMC entered into Amendment No. 2 (“Liquid Funding Amendment No. 2”) to the Liquid Funding Repurchase Agreement. Liquid Funding Amendment No. 2 deleted a section of the payment provision under the original Liquid Funding Repurchase Agreement, which previously disallowed negative amortization on mortgage loans the Company originates. Liquid Funding Amendment No. 2 also deleted the capitalization or forbearance of interest provision, in its entirety, under the original Liquid Funding Repurchase Agreement.

On May 5, 2006, HomeBanc and HBMC entered into the 5/06 Amendment to Credit Agreement (the “5/06 Amendment”) by and among HomeBanc, HBMC, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and a Lender, and the other Lender(s) named as parties thereto (as amended), amending the terms of the warehouse line of credit led by JP Morgan Chase Bank (the “JP Warehouse Facility”). The 5/06 Amendment permits HomeBanc to maintain a maximum ratio of total liabilities, less qualified subordinated debt, to adjusted tangible net worth of 25 to 1 for all periods on and after November 30, 2005. On July 31, 2006, HomeBanc and HBMC entered into the 7/06 Amendment to Credit Agreement (the “7/06 Amendment”), which further amended the terms of the JP Warehouse Facility. The 7/06 Amendment extends the maturity date of the JP Warehouse Facility to October 31, 2006. On September 13, 2006, HomeBanc and HBMC entered into the 9/06 Amendment to Credit Agreement (the “9/06 Amendment”), which modified the limitation on indebtedness covenant to increase the dollar limit on the amount of certain indebtedness that may be issued by HomeBanc or HBMC.

On May 31, 2006, HomeBanc Funding Corp. II and Bear Stearns entered into Amendment No. 9 (“Bear Stearns Amendment No. 9”) to the Bear Stearns aggregation credit facility. Bear Stearns Amendment No. 9 eliminates the financial covenants applicable to HomeBanc under the terms of the Bear Stearns aggregation credit facility. On September 28, 2006, HomeBanc Funding Corp. II and Bear Stearns entered into Amendment No. 10 (“Bear Stearns Amendment No. 10”) to the Bear Stearns aggregation credit facility. Bear Stearns Amendment No. 10 extended the termination date of the Bear Stearns aggregation credit facility to September 27, 2007.

On July 19, 2006, HomeBanc Funding Corp. entered into Amendment No. 8 (the “JPMorgan Chase Bank Amendment”) to the JPMorgan Chase Bank Repurchase Agreement (the “JPMorgan Chase Bank Repurchase Agreement”). The JPMorgan Chase Bank Amendment extends the termination of the JPMorgan Chase Bank Repurchase Agreement to June 29, 2007.

Trust Preferred Securities

On June 1, 2006, the Company formed Capital Trust IV to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $82.5 million in Junior Subordinated Debentures (the “Capital Trust IV Debentures”) to Capital Trust IV, which in turn issued $80.0 million in trust preferred securities to a third-party investor and $2.5 million in common trust securities to the Company. The Capital Trust IV trust preferred securities and the Capital Trust IV Debentures mature on June 15, 2036 and are callable after five years by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

On September 13, 2006, the Company formed Capital Trust V to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $41.2 million in Debentures (the “Capital Trust V Debentures”) to Capital Trust V, which in turn issued $40.0 million in trust preferred securities to a third-party investor and $1.2 million in common trust securities to the Company. The Capital Trust V trust preferred securities and the Capital Trust V Debentures mature on September 21, 2036 and are callable after five years by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

For leverage purposes, the Company’s warehouse facilities, master repurchase agreements and aggregation facilities allow it to include the trust preferred securities issued as equity.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Basic
(Loss) income before cumulative effect of change in
accounting principle	$(1,134)	$(783)	$2,722	$(11,983)
Less: preferred dividends	1,250	—	3,236	—
Loss attributable to holders of common
stock before cumulative effect of change in
accounting principle	(2,384)	(783)	(514)	(11,983)
Cumulative effect of change in accounting principle,
net of tax	—	—	270	—
Net loss attributable to holders of
common stock	$(2,384)	$(783)	$(244)	$(11,983)
Average shares of common stock outstanding	56,800,235	56,576,611	56,690,407	54,917,937
Less: average shares of unvested (restricted) stock
awarded under the Sales Equity Plan and legally
outstanding	284,430	—	251,405	—
Average shares of common stock outstanding for
basic EPS calculation	56,515,805	56,576,611	56,439,002	54,917,937
Loss per share of common stock outstanding:
Loss before cumulative effect of change in
accounting principle	$(0.04)	$(0.01)	$(0.01)	$(0.22)
Cumulative effect of change in accounting principle,
net of tax	—	—	0.00	—
Net loss (1)	$(0.04)	$(0.01)	$0.00	$(0.22)
Diluted
(Loss) income before cumulative effect of change in
accounting principle	$(1,134)	$(783)	$2,722	$(11,983)
Less: preferred dividends	1,250	—	3,236	—
Loss attributable to holders of common
stock before cumulative effect of change in
accounting principle	(2,384)	(783)	(514)	(11,983)
Cumulative effect of change in accounting principle,
net of tax	—	—	270	—
Net loss attributable to holders of common
stock	$(2,384)	$(783)	$(244)	$(11,983)
Average shares of common stock outstanding	56,800,235	56,576,611	56,690,407	54,917,937
Long-Term Incentive Plan adjustment	—	—	—	—
Less: average shares of unvested (restricted) stock
awarded under the Sales Equity Plan and legally
outstanding	284,430	—	251,405	—
Average common shares outstanding for diluted
EPS calculation	56,515,805	56,576,611	56,439,002	54,917,937
Loss per share of common stock outstanding:
Loss before cumulative effect of change in
accounting principle	$(0.04)	$(0.01)	$(0.01)	$(0.22)
Cumulative effect of change in accounting principle,
net of tax	—	—	0.00	—
Net loss (1)	$(0.04)	$(0.01)	$0.00	$(0.22)

(1) Slight variation in totals are due to rounding

Excluded from the computation of diluted shares for the three- and nine-month periods ended September 30, 2006 were 1.0 million restricted stock units (“RSUs”) and 1.2 million stock appreciation rights (“SARs”) because the effect would be antidilutive. Similarly, approximately 1.3 million SARs and approximately 0.9 million RSUs were excluded from the computation of diluted shares for the three- and nine-month periods ended September 30, 2005.

Note 8. Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), which continues to require a fair value-based method of accounting for awards of stock-based compensation as previously required under SFAS No. 123; however, under SFAS No. 123(R), forfeitures are required to be estimated at grant date and factored into the associated compensation expense calculation rather than being recognized as incurred, as was permissible under SFAS No. 123. Unlike expense amounts recognized subsequent to implementation, compensation expense recognized prior to January 1, 2006 does not reflect the expected impact of forfeitures.

Effective May 25, 2006, the Company adopted certain amendments to HomeBanc Corp.’s Amended and Restated Long-Term Incentive Plan (the “LTIP”) and the Sales Equity Plan. The Sales Equity Plan was amended to provide that all future issuances of RSUs and the shares of HomeBanc Corp. common stock issued upon settlement of any RSUs granted under the Sales Equity Plan shall be issued under the LTIP, and the Sales Equity Plan will no longer constitute a separate source of shares for the granting of equity awards. Amendments to the LTIP included a five million share increase in the total number of shares of the Company’s common stock reserved and available under the LTIP, so that the total number of shares available for award under the LTIP is currently 8.3 million shares, which includes all shares to be issued in the future under the Sales Equity Plan.

Stock Appreciation Rights

There were no grants of SARs during the first nine months of 2006, and as a result, no calculation of fair value at grant date was required. The following assumptions were used for grants of SARs during the first quarter of 2005: expected dividend yield of 7.19%; expected volatility of 20.0%; risk-free interest rate of 4.11%; and an expected life of 6.5 years. The assumptions used during the second quarter of 2005 were an expected dividend yield of 10.0%, expected volatility of 20.0%, a risk-free interest rate of 4.0% and an expected life of 6.5 years. The assumptions used during the third quarter of 2005 were an expected dividend yield of 11.03%, expected volatility of 25.0%, a risk-free interest rate of 4.04% and an expected life of 6.5 years.

During each of the three-month periods ended September 30, 2006 and 2005, the Company recognized $0.2 million in compensation expense related to SARs. During each of the nine-month periods ended September 30, 2006 and 2005, the Company recognized $0.6 million in compensation expense related to SARs.

Restricted Stock Units

During the three-month periods ended September 30, 2006 and 2005, the Company recognized $0.7 million and $0.5 million, respectively, in compensation expense related to RSUs. During the nine-month periods ended September 30, 2006 and 2005, the Company recognized $1.9 million and $1.3 million, respectively, in compensation expense related to RSUs.

Sales Equity Plan

During the three-month periods ended September 30, 2006 and 2005, the Company recognized $0.1 million in compensation expense related to the Sales Equity Plan. During the nine-month periods ended September 30, 2006 and 2005, the Company recognized $0.3 million and $0.2 million, respectively, in compensation expense related to the Sales Equity Plan. Additional paid-in capital in the condensed consolidated balance sheet reflects a reduction of $1.8 million at September 30, 2006, which represents the cost, based on date of grant, of approximately 280,000 shares of restricted stock awarded under the Sales Equity Plan, net of the expense recognized in income and forfeitures of awards.

Note 9. Income Taxes

Applicable income taxes for the three months ended September 30, 2006 were a net benefit of $0.3 million (representing an effective tax rate of 20.0%), compared to a net benefit of $2.6 million (representing an effective tax rate of 76.5%) for the three months ended September 30, 2005. Applicable income taxes for the nine months ended September 30, 2006 were a net benefit of $3.9 million, including $0.2 million in income tax expense related to the cumulative effect of change in accounting principle adjustment (representing an effective tax rate of 417.6%). This compares to a net benefit of $7.7 million (representing an effective tax rate of 39.2%) for the nine months ended September 30, 2005. The effective tax rates are computed based on consolidated income or loss before income taxes, including the results of both HomeBanc Corp. and HBMC, which, as is more fully discussed below, are generally treated differently for income tax purposes.

`

At September 30, 2006, the Company had a net deferred tax asset of $27.7 million, compared to a net deferred tax asset of $23.8 million at December 31, 2005. The results for the three months ended September 30, 2006 include a gross benefit of $21.3 million and an additional valuation allowance of approximately $21.0 million, which is further discussed below. This compares to a gross benefit of $1.5 million and a release of the valuation allowance of $1.1 million for the three months ended September 30, 2005. The results for the nine months ended September 30, 2006 include a gross benefit of $22.5 million and an additional valuation allowance of approximately $18.6 million. This compares to a gross benefit of $11.1 million and an increase to the valuation allowance of $3.4 million during the nine months ended September 30, 2005.

HomeBanc Corp. generally does not pay any income taxes as long as it continues to meet the criteria to be a REIT, including the distribution of 90% of its taxable income. Our primary operating subsidiary, HBMC, is a TRS of HomeBanc Corp. As such, HBMC must record income tax expense or benefits based on its stand-alone earnings or losses, and it must file a separate income tax return. HBMC sometimes sells and transfers mortgage loans to HomeBanc Corp. For GAAP purposes, no gain on sale is recognized on these mortgage loans sold and transferred to HomeBanc’s investment portfolio. However, for income tax purposes, mortgage loans sold and transferred to HomeBanc are transferred at their fair values, resulting in a taxable gain or loss on sale to HBMC. The amortization of these gains or losses in subsequent periods also impact HomeBanc Corp.’s income for income tax purposes, but they are ignored for GAAP purposes. Additionally, the creation of MSRs through the sale of originated mortgage loans on a servicing retained basis by HBMC to third parties gives rise to income for GAAP purposes, but they are excluded from income for income tax purposes.

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

The Company’s net deferred tax asset at September 30, 2006 includes a net operating loss carryforward of approximately $184.7 million from the operations of HBMC. These net operating losses will expire in 20 years from the year of origination for federal income tax purposes. After consideration of management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income, management has concluded that $31.8 million of the net deferred tax asset at September 30, 2006 is currently unlikely to be realized within a three-year period. Accordingly, the net deferred tax asset at September 30, 2006 includes a valuation allowance of $31.8 million.

The Company released $2.4 million of the previously recorded valuation allowance during the first half of 2006. The Company then added $21.0 million in valuation allowance during the third quarter of 2006 because available tax planning strategies that could be invoked to generate taxable income at September 30, 2006 made it likely that only $27.7 million of the net deferred tax asset would be realized.

Note 10. Commitments and Contingencies

Loans Sold With Recourse

The Company maintains a reserve for contingencies arising in connection with loan sales to third parties. Reserves for contingency losses anticipated in association with investor repurchase and indemnification requests were $4.6 million and $4.1 million at September 30, 2006 and December 31, 2005, respectively. During the three-month periods ended September 30, 2006 and 2005, the Company repurchased $1.4 million and $2.7 million, respectively, of loans sold to third parties. During the nine-month periods ended September 30, 2006 and 2005, the Company repurchased $6.9 million and $4.9 million, respectively, of loans sold to third parties. The Company charged $0.2 million and $0.5 million, respectively, against previously established contingency reserves during each of the three-month periods ended September 30, 2006 and 2005. The Company charged $1.4 million and $0.8 million, respectively, against previously established contingency reserves during the nine-month periods ended September 30, 2006 and 2005.

Legal Contingencies

The nature of the Company’s business requires compliance with various state and federal lending laws and exposes it to a variety of legal proceedings and matters in the ordinary course of business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company is also subject to legal proceedings from time to time related to employee and employment issues. The Company has recorded litigation reserves where deemed necessary in accordance with GAAP, which includes subjective judgments on the Company’s part based upon the particular facts and status of the various matters as it understands them at that time.

Over the past few years, the number and scope of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and others with sales duties are required to be paid overtime under the Fair Labor Standards Act appear to be increasing. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs.  The Company has received several such claims and currently has several lawsuits pending in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they are owed back pay for unpaid overtime.  In particular, the following putative collective actions of this nature are presently pending against the Company: King et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 2:06-cv-96-Ftm-99SC, United States District Court for the Middle District of Florida; Tyler et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 0:06-60332-CIV, United States District Court for the Southern District of Florida; and Clements et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 1:06-CV-2217-ODE, United States District Court for the Northern District of Georgia. A motion for conditional class certification is presently pending in the King case. In addition to the foregoing, the Company is also defending three actions in which non-exempt employees allege that they were entitled to overtime in addition to what they were paid. The styles of these cases are Lyew v. HomeBanc Mortgage Corporation, Civil Action No. 06-0615-CIV, United States District Court for the Southern District of Florida; Gilhuly v. HomeBanc Mortgage Corporation, 6:06-CV-1669, United States District Court for the Middle District of Florida; and Davis v. HomeBanc Mortgage Corporation, 6:06-CV-1668; United States District Court for the Middle District of Florida. In each of the above-stated actions, plaintiffs are seeking an unspecified dollar amount of damages to be determined under statutory formulae.  The dollar amount of these damages presently is not estimable due to the uncertainty of the class certification and the number of potential participants in any class that may be certified. Accordingly, the Company has not established a litigation reserve for any of these cases. The Company is vigorously defending these proceedings.

The Company cannot predict the outcome of any of the litigation pending or threatened against it, nor can it predict the effect that any of this litigation might have on it, its business, financial condition or results of operations.

Note 11. Derivative Financial Instruments

During the first nine months of 2006, the Company de-designated and terminated certain interest rate swaps, representing $4.1 billion in notional value, previously designated in cash flow hedging relationships of forecasted interest payments on collateralized debt obligations (“CDOs”). These interest rate swaps were proven to be effective hedging instruments through the date of de-designation and were replaced with new interest rate swaps to maintain the Company’s hedge position. In accordance with the requirements of SFAS No. 133, the associated market value recorded in accumulated other comprehensive income (“AOCI”) of $47.9 million as of the date of de-designation will be reclassified into earnings, as an offset to interest expense, when the forecasted interest payments impact earnings. As of September 30, 2006, $38.2 million remained unamortized in AOCI.

During the third quarter of 2006, the Company changed the estimation approach for amortizing into earnings amounts deferred in AOCI related to interest rate swaps that have been de-designated and subsequently terminated. Prior to the third quarter of 2006, whenever derivative financial instruments designated in effective cash flow hedging relationships with associated gains and losses deferred in AOCI were terminated, those deferred gains and losses were recognized into income using straight-line amortization over the original life of the terminated hedging instrument (the hedge period).  This practice was determined to be consistent with the accepted industry convention and materially compliant with the requirement of SFAS No. 133 that the amounts in AOCI be reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings.  Management identified that, as a result of the large number of de-designations of effective hedging relationships and subsequent terminations of the derivative financial instrument and a less than uniformly timed series of future interest payments on the debt (previously hedged cash flows) due to changes in short-term actual and forecasted benchmark interest rates, straight-line amortization was creating progressively larger differences each quarter between the amounts that were being amortized into earnings and the amounts that would have been recognized under SFAS No. 133 had hedge accounting not been discontinued. As a result, management decided that changing the estimation approach was necessary going forward to better reflect the economics and comply with the intent of SFAS No. 133. The total impact of this change in estimate upon net interest income was an increase of $3.5 million during the third quarter of 2006.

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

Due to heightened loan prepayment activity that took place during the third quarter of 2006 and new expectations with respect to the rate of repayments in the future, it was determined that certain interest payments on CDOs that were expected to occur in the future were deemed probable of not occurring. As a result, $1.3 million related to previous mark-to-market adjustments on the derivative financial instruments that were intended to hedge these forecasted transactions was released from AOCI, offsetting interest expense.

The Company completed a securitization of mortgage loans during the first quarter of 2006 that was accounted for as a sale in accordance with SFAS No. 140. Prior to the first quarter of 2006, management’s intent was to structure this securitization transaction as a collateralized borrowing similar to the structures utilized in the Company’s previous seven securitizations. As a result of the change of intent with respect to this and other future securitizations, forecasted interest payments that the Company previously assessed as being probable of occurrence were deemed probable of not occurring. In accordance with SFAS No. 133, the Company recognized into earnings, as an offset to interest expense, the full fair value of the terminated instruments initially designated in cash flow hedging relationships of the interest payments that would have occurred had this securitization and other anticipated securitizations been structured as collateralized borrowings as initially intended. The total impact of these derivative financial instruments upon net interest income was $7.5 million during the first quarter of 2006. Further, the Company recognized $2.0 million in income within gain on sale of mortgage loans for undesignated derivative financial instruments entered into to mitigate interest rate risk associated with loan sales.

The total change in fair value of hedging instruments attributable to the ineffective portion of effective hedging relationships recorded as an offset to interest expense, excluding the impact of the aforementioned de-designations, was a $0.2 million loss during the three months ended September 30, 2006, compared to a $1.5 million gain during the year-earlier period, and a $2.8 million gain during the nine months ended September 30, 2006, compared to a $1.5 million gain during the year-earlier period.

During the second quarter of 2006, the Company began, in certain instances, formally designating forward contracts and options on forward contracts to hedge against changes in the total fair value of certain pools of its mortgage loans held for sale resulting from interest rate movements. The forward contracts and options on forward contracts are defined as derivative financial instruments under SFAS No. 133 with mark-to-market adjustments recorded in gain on sale of mortgage loans. To the extent that similar asset criteria are met for the designated pools of loans and hedge effectiveness is achieved, the Company also records the change in fair value of the loans through current period earnings as an adjustment to gain on sale of mortgage loans. In an effective hedging relationship, this loan basis adjustment substantially offsets the change in value of the designated derivatives. The basis adjustment recorded on mortgage loans held for sale as of September 30, 2006 as a result of the application of fair value hedging was less than $0.1 million.

A summary of the Company’s positions with respect to its derivative financial instruments by hedging category and designated hedged item, where appropriate, follows. The fair value of derivative financial instruments in an asset position is recorded in other assets, while the fair value of those in a liability position is recorded in other liabilities.

	September 30, 2006			December 31, 2005
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges (hedged item)
Interest rate swaps (debt)	$ 3,965,000	$ 6,930	$ (35,293)	$ 3,690,000	$ 39,708	$ (1,135)
Interest rate caps (debt)	1,479,952	9,759	—	1,743,613	11,166	—
Fair Value Hedges (hedged item)
Forward contracts (mortgage loans held for sale)	69,369	18	(293)	—	—	—
Other Derivative Financial Instruments
Interest rate lock commitments	425,022	719	(597)	98,850	254	—
Forward contracts	132,122	85	(423)	180,056	—	(858)
Options on forward contracts	20,000	123	—	5,000	12	—
Interest rate basis swaps	200,000	55	—	300,000	155	—
Interest rate swaps - pay fixed	1,724,576	7,950	(1,742)	1,885,498	6,306	(7,516)
Interest rate swaps - pay floating	1,762,044	1,529	(8,236)	1,885,498	7,230	(6,686)

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

The Company also capitalized $3.6 million in MSRs in association with the transaction and paid one of the investment banks involved in the transaction less than $0.1 million to take the non-economic residual. As a result of the $428.1 million of certificates sold to the public, total cash proceeds of $427.3 million were received, and a gain on sale of $1.3 million was recognized. The Company also recognized an additional $1.5 million gain during the first quarter related to interest rate swap agreements that were entered into to mitigate the interest rate risk associated with the fair value of the loans included within the securitization.

Note 13. Subsequent Events

As part of the Company’s efforts to reduce expenses and better position itself to compete in the current mortgage finance environment, on October 19, 2006, HomeBanc implemented an 8% reduction in general and administrative headcount, mostly at HBMC’s headquarters in Atlanta. The reduction represents approximately 4% of HBMC’s overall associate population.  The reduction resulted in an accrual for severance costs of approximately $1.3 million.

On October 25, 2006, the Compensation Committee of the Board of Directors approved a grant of $4.8 million in the form of RSUs under the LTIP for selected members of the Company’s sales force.  The RSUs will vest at 20% per year over five years from the date of grant.  Based upon the grant date price, the number of RSUs granted was approximately 850,000.

On October 31, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Warehouse Repurchase Agreement”) between JP Morgan Chase Bank and various buyers (the “Buyers”) who are parties thereto. The Warehouse Repurchase Agreement replaces the JP Warehouse Facility, dated as of August 1, 2005, that terminated in accordance with the terms of the agreement on October 31, 2006. The Warehouse Repurchase Agreement provides for a $500 million committed facility under which HomeBanc and HBMC may, from time to time, sell to the Buyers mortgage loans originated by HMBC, with a corresponding agreement from HomeBanc and HBMC to repurchase such loans at a price equal to the original sales price plus a pricing spread which is calculated much like interest on a loan. The pricing spread for all borrowings is based on LIBOR plus a spread ranging from 1.00% to 1.50% depending on the type of collateral or mortgage loan that supports the particular repurchase. Repurchases under the Warehouse Repurchase Agreement are subject to sub-limits (including sub-limits on loan types and the availability of financing for loans repurchased as a result of breaches of their representations and warranties, among other items), advance rates and terms that vary depending on the type of mortgage loans securing the repurchases. Outstanding mortgage loans must be repurchased on the date agreed upon by JPMorgan and HomeBanc or HBMC, as applicable, and on the termination date of the Warehouse Repurchase Agreement, which is October 30, 2007. HomeBanc and HBMC have the option, subject to receipt of commitments from existing buyers or new buyers who become parties to the Warehouse Repurchase Agreement, to increase the aggregate commitment level to $750 million. In the event of a decrease in the market value of the mortgage loans sold to the Buyers such that the purchase price paid to HomeBanc or HBMC exceeds the then current market value of the mortgage loans, HomeBanc and HBMC are required to transfer an additional amount of cash or eligible mortgage loans in an amount equal to the amount of the decrease in market value of such loans.

The Warehouse Repurchase Agreement contains certain financial covenants which require HomeBanc to:

•

maintain minimum adjustable tangible net worth for HomeBanc of not less than $310 million plus an amount equal to 85% of the net proceeds from future equity and Qualified Subordinated Debt offerings. HBMC shall at all times maintain an adjustable tangible net worth of at least $10,000,000.

•	maintain a ratio of total recourse liabilities to adjusted tangible net worth for HomeBanc of no greater than 11 to 1;
•	maintain a maximum ratio of total adjusted liabilities to adjusted tangible net worth no greater than 25 to 1;
•

maintain liquidity (on a consolidated basis) at all times having (a) unencumbered cash and cash equivalents and (b) available borrowing capacity on unencumbered assets under committed warehouse and repurchase facilities equal to not less than $35,000,000; and

•

not permit more than 5% of the aggregate outstanding principal balance of its servicing portfolio of Mortgage Loans owned by HomeBanc or its Affiliates to be in payment default or other material default for thirty (30) days or more.

The Warehouse Repurchase Agreement also contains covenants limiting the ability of HomeBanc and its subsidiaries to:

•	make any material change in the nature of its business as carried on at the date hereof unless JPMorgan consents otherwise in writing;
•	consolidate or merge with another entity, or sell all or substantially all of the assets of HomeBanc or HBMC;
•	pay dividends or distributions to shareholders following the occurrence and during the continuation of an event of default;
•	grant liens on the loans subject to repurchase transactions under the Warehouse Repurchase Agreement;
•	enter into certain guarantees;
•	enter into transactions with affiliates other than in the ordinary course of business and on arm’s length terms; and
•	incur additional future indebtedness under new facilities other than:
•	indebtedness under the Warehouse Repurchase Agreement or any other warehousing, repurchasing or mortgage-related financing agreement used to finance loans originated by HBMC;
•	specified existing indebteness;
•	qualified subordinated indebtedness;

•	indebtedness secured by certain types of mortgage-backed securities;
•	indebtedness supporting trust preferred stock, provided that such indebtedness does not exceed 75% of adjusted tangible net worth;
•	additional indebtedness not to exceed $20 million in the aggregate;
•	up to $200 million of debt securities convertible into HomeBanc common stock; and
•	accounts payable incurred in the ordinary course of business.

On November 1, 2006, the Company entered into employment agreements with five of its executive officers. On November 8, 2006, the Company entered into an employment agreement with another of its executive officers. The term of all of the employment agreements is two years with automatic one-year extensions thereafter. Under the terms of the employment agreements, the Company will incur approximately $1.5 million in annual salary expense.

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

During the first nine months of 2006, we had net income of $3.0 million, compared to a net loss of $12.0 million during the year-earlier period.

The increase in net income was driven by a number of factors, which include:

•

an increase in net interest income to $70.5 million in the first nine months of 2006, from $46.7 million in the first nine months of 2005, driven mainly by the growth in interest income associated with loans held for investment and our portfolio of mortgage-backed securities (“MBS”), which exceeded the growth in interest expense on the debt instruments used to fund these assets, and the impact of derivative financial instruments;

•

a gain on sale of mortgage loans of $33.0 million, or 89 basis points (“bps”), for the nine months ended September 30, 2006, of which $2.8 million was associated with our first securitization transaction treated as a sale under Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers of Financial Assets and Extinguishments of Liabilities, that took place during the period, compared to $30.4 million, or 159 bps, during the nine months ended September 30, 2005; and

•	a cumulative effect of change in accounting principle adjustment of $0.3 million during the first quarter of 2006 due to the adoption of SFAS No. 123(R), Share-Based Payment.

The factors above that contributed to our net income during the first nine months of 2006 were offset, in part, by the following:

•

a decrease in loan originations from $5.0 billion during the first nine months of 2005 to $3.9 billion during the first nine months of 2006, driven mainly by the current interest rate environment and a decline in home sales in Florida, our largest market during 2005;

•

an increase in our provision for loan losses, which was $2.7 million in the first nine months of 2006, compared to $1.8 million in the first nine months of 2005. Substantially all of the expense during 2006 was incurred during the second and third quarters because of an increase in loans past due compared to the first quarter. The year-to-year comparison was also impacted by changes made in the allowance for loan losses (the “Allowance”) methodology during the fourth quarter of 2005;

•	a $1.7 million decrease in other revenue driven by a decrease in mark-to-market gains related to derivative financial instruments not designated in hedging relationships;
•

an increase in expenses to $105.5 million in the nine months ended September 30, 2006, from $100.2 million in the year-earlier period, driven mainly by growth in salaries and associate benefits, net, as well as growth in other expenses such as audit, tax and legal, outsourcing fees and premiums paid for lender paid mortgage insurance; and

•

a decrease of $3.6 million in the income tax benefit, including $0.2 million in income tax expense related to the cumulative effect of change in accounting principle adjustment, during the nine months ended September 30, 2006 driven by a change in the mix of taxable income and an increase in the valuation allowance for the portion of the net deferred tax asset not probable to be recognized over the next three years.

This year has seen diminished mortgage loan originations throughout each quarter. Industry data obtained from the Mortgage Bankers Association (“MBA”) as of October 24, 2006 estimated a decrease of 28.7% in total mortgage originations and a 14.3% decrease in purchase money originations in the third quarter of 2006, when compared to the same period in 2005. Our total loan origination volume in the third quarter of 2006, when compared to the same period in 2005, decreased 30.8%, while our overall purchase money mortgage origination volume declined 23.6% in this period. Both of these measures of volume lag the MBA data cited above. Additionally, the MBA data estimated a decrease of 16.4% in total mortgage originations and a 6.6% decrease in purchase money originations in the first nine months of 2006, when compared to the same period in 2005. Our total loan origination volume during the first nine months of 2006, when compared to the same period in 2005, decreased 21.1%, and our overall purchase money mortgage origination volume declined 16.1% in this period. Again, both of these measures of volume lag the MBA data. Our diminished loan production in 2006 has been driven by a decrease in refinancing activity, which has been adversely impacted by the rising interest rate environment that has characterized most of 2006. There has also been a decrease in the actual number of loans originated. Furthermore, originations were adversely impacted by a decline in the median sales price of homes, especially for new homes, and especially in the state of Florida, our largest market in 2005.

General

We are a Georgia corporation formed in March 2004 to own, continue and expand the business of HomeBanc Mortgage Corporation (“HBMC”), a residential mortgage banking company. HBMC and its predecessors have been in the residential mortgage loan origination business for over 20 years. We focus our mortgage origination activities primarily on prime one-to-four family residential purchase money mortgage loans (those originated in connection with the purchase and sale of real property) rather than mortgage refinancings. While the definition of “prime” loans varies from company to company, we consider “prime” loans to be loans that satisfy our prescribed investment criteria, namely loan product type, credit scores and loan-to-value ratios. We presently focus on select markets within the states of Georgia, Florida and North Carolina. The Company has plans to open full-service stores in 2007 in two new markets: Nashville, Tennessee and another store within one of three locations currently under consideration. Our goal is to focus on markets where we believe the demographics, including population growth, new one-to-four family building permits, and sales of new and existing homes, provide opportunities to originate purchase money mortgage loans in sufficient volume to support our offices and growth objectives.

Industry and Management Outlook

According to the MBA projections as of October 24, 2006, total mortgage originations are expected to decline by 18.7% during 2006 compared with 2005. For 2007, total mortgage originations are expected to decline a further 13.5% compared to 2006. The MBA projects that the refinance mortgage originations portion of the market will experience a much more significant decline than the purchase money mortgage portion of the market.

We presently expect to originate between $5.0 billion and $5.2 billion of mortgage loans during 2006, compared with $6.4 billion in 2005. Our focus remains on utilizing traditional retail mortgage loan origination channels and developing and executing under our strategic marketing alliances (“SMAs”) with residential realtors and homebuilders. However, in light of the industry challenges, particularly within our footprint in the Southeast and challenges of raising capital on favorable terms in the current environment, we presently expect that we will not elect to operate our public company as a real estate investment trust (“REIT”) in 2007. Management believes that such a decision would enable the Company to realize the following benefits:

•	The retention of a greater portion of our earnings, as a new holding company would not be required to distribute at least 90% of its earnings under the REIT rules;
•	Greater flexibility in considering potential strategic transactions with third parties, and in pursuing new business models, generally (e.g., a depository model); and
•	Improved ability to take advantage of net operating losses that exist at HBMC.

We cannot assure you that we will be able to realize any of the anticipated benefits of our election not to operate as a REIT in 2007.

In addition, our board of directors is considering and evaluating a wide range of strategic alternatives. Although we presently hope to determine which alternative to pursue during early 2007, we cannot, and do not, make any assurances as to when we will make any such determination, or as to when we will conclude this process. In addition, once we make such a determination, we may not be in a position to announce our decision to the public, as a result of then existing confidentiality and other concerns. Accordingly, the current uncertainty regarding our company may continue to exist for the foreseeable future.

Sale of Originated Loans

In the first quarter of 2006, we began selling a higher percentage of our adjustable-rate prime mortgage loans originated by HBMC to unrelated third parties than we have since our initial public offering (“IPO”). We embarked upon this strategy with the expectation that the gain on sale on these loans would enable us to more effectively narrow the difference between income before income taxes under accounting principles generally accepted in the United States of America (“GAAP”) and taxable income for income tax purposes. Throughout 2006, we have experienced, compared to 2005, a significant decrease in gain on sale relative to the amount of loans sold, primarily as the result of market pressures upon pricing. During the third quarter of 2006, our gain on sale of mortgage loans was 113 bps of the principal balance of loans sold, compared to 144 bps during the third quarter of 2005. For the nine months ended September 30, 2006 compared to 2005, we have experienced a similar decline to 89 bps in 2006 from 159 bps in 2005. Many of these loans have been sold on a servicing-retained basis, which has resulted in the capitalization of $34.3 million in mortgage servicing rights (“MSRs”) during 2006.

As a result of selling these loans to third parties, we have fewer loans available to add to HomeBanc Corp.’s investment portfolio. Consequently, we have chosen to use MBS to supplement HomeBanc Corp.’s investment portfolio. The primary source of funds for our investment in MBS has been repurchase agreements. Our net interest margin, inclusive of the impact of derivative financial instruments, on our MBS portfolio is less than on our loans held for investment portfolio, primarily because the interest cost associated with the repurchase agreements used to fund the MBS portfolio is higher than the collateralized debt obligations (“CDOs”) used to fund the loans held for investment portfolio. We anticipate that we will continue to sell a high percentage of our adjustable-rate prime mortgage loans to unrelated third parties in the near future, and as a result, our MBS portfolio will become a larger portion of HomeBanc Corp.’s investment portfolio. As this happens, the downward pressure on our net interest margin percentage will continue to increase. Also, there may continue to exist market pressures that will result in our gain on sale relative to loans sold remaining at or falling below current levels. Furthermore, if mortgage interest rates fall, we may experience a significant decline in the fair value of our MSR portfolio.

Expense Reductions

As part of our efforts to reduce expenses and better position the Company to compete in the current mortgage finance environment, on October 19, 2006, we implemented an 8% reduction in general and administrative (“G&A”) headcount, mostly at HBMC’s headquarters in Atlanta. The reduction represents approximately 4% of HBMC’s overall associate population. We will continue to focus on increasing our total mortgage loan originations through hiring qualified loan officers and considering opportunities for expansion into new markets.

Our planned expense reduction efforts are expected to reduce 2007 origination expenses, excluding depreciation, by approximately $19.0 million compared to 2006 budget. Savings in salaries and associate benefits, primarily as a result of the headcount reduction, is expected to contribute approximately $8.0 million, while the rest of the savings is expected to be derived from cuts in other operating expenses as well as marketing and promotions expense. Our intent in managing our SMA alliance partnerships is to reduce the overall cost of SMAs without diminishing the origination opportunities these relationships present.

Critical Accounting Policies

The following presents a discussion of our critical accounting policies that have changed since December 31, 2005:

Mortgage Loans Held for Investment

When our intent changes with respect to mortgage loans held for investment, those loans must be transferred to mortgage loans held for sale at the lower of cost or fair value on the date the decision to sell is made. Any write-down required due to a decline in credit quality is recorded as a reduction in the Allowance. To the extent that the loan’s reduction in value due to credit quality was not already provided for in the Allowance, an additional provision for loan losses is recorded to restore the Allowance to an adequate level. To the extent that a write-down is required as a result of interest rate conditions, the offset for the loan basis adjustment is recorded as a reduction of gain on sale of mortgage loans.

Accounting for Transfers and Servicing of Financial Assets

Prior to adoption of SFAS No. 156, Accounting for Servicing of Financial Assets, we periodically evaluated MSRs for impairment in accordance with SFAS No. 140, which evaluation was based upon the fair value of the MSRs as compared to amortized cost. Impairment was determined by stratifying the MSRs into tranches based on predominant risk characteristics, such as interest rate and loan type. Impairment was recognized through a valuation allowance for an individual tranche, to the extent that fair value was less than the capitalized amount for the tranche. If we later determined that all or a portion of the impairment no longer existed for a particular tranche, then a reduction of the valuation allowance was recorded as an increase to income. Additionally, in a transfer of financial assets, MSRs were characterized as interests that we retained and were recorded at an amount representing an allocation of the carrying amount of the mortgage loans prior to the transfer. The allocation was based on the relative fair values of all components retained and sold in the transaction and typically resulted in the MSRs being recorded at an amount less than fair value.

We elected early adoption of SFAS No. 156 on January 1, 2006. SFAS No. 156 requires mortgage loan servicers to define classes of MSRs based on: (1) the availability of market inputs used in determining the fair value of servicing rights; (2) the servicer’s method for managing the risks of its servicing rights; or (3) a combination of the two elements. As dictated by SFAS No. 156, servicers may opt to measure the classes of MSRs using either the amortization method or the fair value method. At January 1, 2006, we defined one class of MSRs and elected to measure this class using the fair value method, which allows the MSRs to be marked to market each quarter, thus eliminating the need for a valuation allowance. Additionally, as opposed to allocating an amount equal to the relative fair value in a transfer of mortgage loans treated as a sale, MSRs are initially recorded at fair value and treated as part of the proceeds received. Since the MSR balance at December 31, 2005 was equal to fair value, there was no cumulative effect adjustment as a result of the early adoption of SFAS No. 156.

Stock-Based Compensation

Prior to adoption of SFAS No. 123(R), Share-Based Payment, we recognized stock-based compensation using the fair value-based method encouraged by SFAS No. 123, Accounting for Stock-Based Compensation. Under this method, the fair value of equity awards granted was estimated as of the date of grant using a Black-Scholes option-pricing model or other fair value estimation methods, as appropriate. As permitted by SFAS No. 123, forfeitures were recognized as incurred.

Effective January 1, 2006, we adopted SFAS No. 123(R) and continued to use the fair value-based method of accounting for equity awards initially implemented under SFAS No. 123; however, SFAS No. 123(R) requires that forfeitures be estimated at grant date and factored into the associated compensation expense calculation rather than being recognized as incurred, as was permissible under SFAS No. 123. Since we previously accounted for stock-based compensation at fair value pursuant to SFAS No. 123, it utilized the modified prospective application in the implementation of SFAS No. 123(R).

Financial Condition Discussion

Balance Sheet Component	Balance at September 30, 2006	Balance at December 31, 2005	$ Change	% Change
	(Dollars in thousands)
Cash	$20,279	$41,505	$(21,226)	(51.1)%
Restricted cash	123,541	15,744	107,797	684.7
Mortgage loans held for sale, net	345,788	195,231	150,557	77.1
Mortgage loans held for investment, net	4,501,546	5,449,376	(947,830)	(17.4)
Mortgage servicing rights, net	38,286	10,088	28,198	279.5
Receivable from custodian	85,361	128,641	(43,280)	(33.6)
Trading securities	4,777	—	4,777	N/A
Securities available for sale	1,434,778	111,256	1,323,522	1,189.6
Securities held to maturity	194,412	68,425	125,987	184.1
Accrued interest receivable	23,356	18,284	5,072	27.7
Premises and equipment, net	45,402	41,672	3,730	9.0
Deferred tax asset, net	27,664	23,762	3,902	16.4
Other assets	76,373	108,733	(32,360)	(29.8)
Warehouse lines of credit	282,050	344,269	(62,219)	(18.1)
Aggregation credit facilities	320,599	118,685	201,914	170.1
Repurchase agreements	1,535,104	215,927	1,319,177	610.9
Loan funding payable	85,150	69,405	15,745	22.7
Accrued interest payable	10,951	6,039	4,912	81.3
Other liabilities	149,115	103,479	45,636	44.1
Collateralized debt obligations	4,087,227	5,026,598	(939,371)	(18.7)
Junior subordinated debentures representing
obligations for trust preferred securities	175,260	51,547	123,713	240.0
Shareholders' equity	316,004	316,701	(697)	(0.2)

The following discussion should be read in conjunction with the table above:

Cash

Cash decreased from December 31, 2005 to September 30, 2006 because cash used to fund mortgage loans held for investment, mortgage loans held for sale, MBS and our operating activities exceeded the funds received from our preferred equity offering and the net change in our borrowings. Details regarding changes in cash balances are provided within our condensed consolidated statement of cash flows.

Restricted Cash

Restricted cash increased from December 31, 2005 to September 30, 2006 due to the increase of $50.3 million held in association with sales of loans that settled on the last day of the period. The cash was received after typical bank transaction cut-off times and could not be applied against amounts outstanding under the Company’s warehouse lines of credit for which the sold loans served as collateral. After the sale of the loans, the cash from the proceeds served as collateral for the borrowings until it was applied to reduce the outstanding borrowings on the next business day. Substantially all of the remaining increase in restricted cash is due to an increase in collateral requirements associated with certain outstanding derivative financial instruments in a liability position.

Mortgage Loans Held for Sale, Net

Mortgage loans that we have originated, but do not have the positive intent to hold for the foreseeable future, are classified as “mortgage loans held for sale.” Mortgage loans held for sale represent mortgage loans originated and held pending sale to permanent investors and are carried at fair value to the extent they are in qualifying, effective fair value hedging relationships with the remaining mortgage loans carried at the lower of cost or fair value on an aggregate basis. Fluctuations in mortgage loans held for sale are dependent upon loan production, which is affected by prevailing economic conditions, the size of and turnover in our sales force, seasonality and cyclical trends, our investors’ ability to purchase mortgage loans on a timely basis and our ability to securitize mortgage loans in sale transactions. As discussed above, in the first quarter of 2006, we began selling a higher percentage of our adjustable-rate prime mortgage loans originated by HBMC to unrelated third parties than we have since our IPO with the intent of narrowing the difference between income before income taxes for GAAP and taxable income for tax purposes.

Mortgage Loans Held for Investment, Net

Mortgage loans originated by HBMC and transferred to HomeBanc Corp. are classified as “mortgage loans held for investment.” Mortgage loans held for investment represent mortgage loans that we intend to hold for the foreseeable future and are carried at cost, less an Allowance reflecting losses inherent in the portfolio along with the net unamortized deferred loan origination costs, including loan officer commissions, and fees. The substantial majority of the mortgage loans held for investment balance represents either loans serving as collateral for CDOs resulting from securitization transactions accounted for as secured borrowings, or loans being aggregated for future securitization transactions that will also be accounted for as secured borrowings. Fluctuations in mortgage loans held for investment are dependent upon loan production, which is affected by prevailing economic conditions, including interest rates, the size of and turnover in our sales force, seasonality, scheduled loan principal repayments, prepayments and curtailments, loan charge-offs and our intent and ability to securitize mortgage loans at HomeBanc Corp. and HBMC. During the second quarter of 2006, the Company changed its intent with respect to $357.1 million of mortgage loans held for investment and transferred the loans to mortgage loans held for sale with no impact to earnings. The remainder of the decrease in the mortgage loans held for investment balance from December 31, 2005 to September 30, 2006 is due to fewer transfers made to the REIT portfolio by HBMC as more loans were sold to third parties consistent with the previously disclosed intent to improve earnings under GAAP. The remaining balance in the mortgage loans held for investment portfolio experienced prepayments and curtailments during the period, which also contributed to the decrease.

The Allowance increased to 0.11% of mortgage loans held for investment, or $4.9 million, at September 30, 2006, compared to 0.07%, or $3.7 million, at December 31, 2005. Charge-offs were $1.4 million during the nine months ended September 30, 2006, as compared to $0.1 million during the year-earlier period. Loans past due 90 days or more totaled $27.8 million, or 0.62% of the $4.5 billion loan balance, at September 30, 2006 and $13.3 million, or 0.24% of the $5.5 billion loan balance, at December 31, 2005. Other real estate owned resulting from the foreclosure of mortgage loans held for investment increased from $1.0 million at December 31, 2005 to $4.4 million at September 30, 2006. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses as necessary to maintain the adequacy of the Allowance. We view the increases in charge-offs, loans past due 90 days or more and other real estate owned as primarily being attributable to the seasoning of the mortgage loans held for investment portfolio.

Mortgage Servicing Rights, Net

The increase in the balance of MSRs was due to the capitalization of $34.3 million of MSRs during the first nine months of 2006, which exceeded the decrease in fair value of MSRs of $6.1 million during the same period. The amount of MSRs capitalized in 2006 is reflective of our strategy of selling, on a servicing retained basis, a greater percentage of the adjustable-rate prime mortgage loans that we originate on a servicing-retained basis.

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

Securities Available for Sale, Held to Maturity and Trading

During the fourth quarter of 2005, we initiated an investment strategy of purchasing MBS. As a result of selling more of our adjustable-rate prime mortgage loans to third parties, we have had fewer loans available to add to our mortgage loans held for investment portfolio and have chosen to supplement our investment portfolio during 2006 through purchasing MBS. We anticipate that we will continue to sell a high percentage of our adjustable-rate prime mortgage loans to unrelated third parties in the near future, and as a result, our MBS portfolio will become a larger portion of HomeBanc Corp.’s total investment portfolio. Most of the MBS were classified as available for sale, while the remainder were classified as held to maturity. We also completed a securitization accounted for as a sale transaction during the first quarter of 2006, with respect to which we retained $23.4 million in subordinated tranches classified as available for sale, and retained an economic residual interest of $4.4 million classified as trading.

Premises and Equipment, Net

The increase in premises and equipment was primarily the result of costs capitalized during 2006 of $6.1 million, which resulted in a total of $28.4 million of capitalized costs related to investments in HomeBanc Way II. HomeBanc Way II is a multi-year program to design and implement a new set of business processes, technology and best practices for originating, processing and closing residential mortgage loans. The primary goals are to gain substantial improvements in operational efficiencies, sales productivity and a reduction of loan defects. The capitalized costs include the following, all of which have been incurred during the application development stage:

•	Fees paid to third parties for services provided to develop software, as well as associated direct expenses;
•	Costs of hardware and software necessary for coding and testing;
•	Salaries and benefits of HomeBanc associates engaged in coding and testing the software, to the extent of time spent directly on the project; and
•	Interest costs incurred on the items listed above while developing the software.

All costs associated with business process reengineering activities related to HomeBanc Way II have been expensed as incurred.

Other Assets

The decrease in other assets from December 31, 2005 to September 30, 2006 was due primarily to a $34.2 million decrease in the amount of derivative financial instruments in an asset position that were designated in hedging relationships along with a $3.5 million decrease in the amount of derivative financial instruments in an asset position that were not designated in hedging relationships but entered into for risk mitigation purposes. The reasons for the decrease in derivatives designated in hedging relationships was the de-designation and termination of a significant amount of these instruments as discussed in Note 11, “Derivative Financial Instruments,” to the condensed consolidated financial statements in addition to a general downward movement in the value of these instruments as a result of a decline during the third quarter in the benchmark interest rate to which they are indexed. This significant decrease in other assets was slightly offset by a $4.3 million increase in other real estate owned.

Borrowings

Warehouse lines of credit and aggregation credit facilities are collectively used to finance mortgage loans held for sale and mortgage loans held for investment being aggregated for securitization and, therefore, increase or decrease based upon loan production, which is affected by prevailing economic conditions, including interest rates, the size of and turnover in our sales force, seasonality and cyclical trends, our investors’ ability to purchase mortgage loans on a timely basis and our ability to securitize mortgage loans.

CDOs decreased from December 31, 2005 to September 30, 2006 due to repayments, prepayments and curtailments of the mortgage loans that secure them. In addition, we did not enter into new securitization transactions treated as collateralized borrowings during the first nine months of 2006, the volume of which in the past has exceeded all payments by borrowers under the mortgage loans that secure the CDOs.

Repurchase agreements are used to finance the purchase of MBS. The increase in the balance from December 31, 2005 to September 30, 2006 is a result of purchasing more MBS in association with the sale of a greater number of the adjustable-rate prime mortgage loans that we originate. See the discussion in Securities Available for Sale, Held to Maturity and Trading.

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

Other Liabilities

The increase in other liabilities from December 31, 2005 to September 30, 2006 was primarily due to a $59.4 million increase in accrued liabilities representing amounts payable for MBS purchases that traded prior to period-end but were not settled until after period-end, and a $30.1 million increase in the amount of derivative financial instruments in a liability position. These increases were offset, in part, by a $25.7 million decrease in margin collateral previously received from our derivative financial instrument counterparties, a $14.6 million decrease in dividends payable and a $5.4 million decrease in accrued bonuses. The dividends payable balance at December 31, 2005 represents the dividend that was declared during the fourth quarter of 2005 and was paid during the first quarter of 2006. The common stock dividend for the third quarter of 2006 was not declared until after September 30, 2006 and, therefore, was not accrued at period-end. The bonus accrual at December 31, 2005 represented bonuses that were accrued over twelve months and paid during the first quarter of 2006, as compared to only nine months of such accrual at September 30, 2006. The bonus pool is based on anticipated achievement of pre-established bonus metrics and is expected to be smaller in 2006 than in 2005.

Junior Subordinated Debentures Representing Obligations for Trust Preferred Securities

During the second quarter of 2006, we formed HMB Capital Trust IV (“Capital Trust IV”) to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. We issued $82.5 million in Junior Subordinated Debentures (the “Capital Trust IV Debentures”) to Capital Trust IV, which in turn issued $80.0 million in trust preferred securities to a third-party investor and $2.5 million in common trust securities to us.

During the third quarter of 2006, we formed HMB Capital Trust V (“Capital Trust V”) to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. We issued $41.2 million in Junior Subordinated Debentures (the “Capital Trust V Debentures”) to Capital Trust V, which in turn issued $40.0 million in trust preferred securities to a third-party investor and $1.2 million in common securities to us.

Shareholders’ Equity

During the first quarter of 2006, we completed a public offering of 2,000,000 shares of 10% Series A Cumulative Redeemable Preferred Stock. The net proceeds received by us through September 30, 2006 increased shareholders’ equity by $48.0 million. During the nine months ended September 30, 2006, accumulated other comprehensive income (“AOCI”) decreased by $20.6 million. This net decrease resulted from the recognition of a $33.3 million net decrease in the amount of net deferred gains associated with cash flow hedges, which was offset by a $12.6 million increase in the net amount of unrealized gains on available for sale securities. These significant increases in shareholders’ equity during the period were offset by a $3.2 million decrease due to the payment of dividends on preferred stock and a $29.5 million decrease due to the payment of dividends on common stock. The remainder of the change in shareholders’ equity mainly consists of $3.0 million in net income and a $3.1 million increase in equity related to stock-based compensation.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Overview

When compared with the three months ended September 30, 2005, our results of operations for the three months ended September 30, 2006 were significantly affected by: (1) decreased loan origination volume as a result of the increase in interest rates and a decline in home sales, especially in the Florida market; (2) increased pricing pressures impacting gain on sale of mortgage loans execution; (3) the growth in MBS and associated funding as a result of supplementing our investment portfolio with MBS as a consequence of selling a higher percentage of the adjustable-rate prime mortgage loans that we originate; (4) net interest margin compression for assets held in our investment portfolio as a result of a higher relative balance of MBS, which have a lower net interest margin, and the current interest rate environment; (5) an increase in the value of the MSR portfolio recognized during the period as a result of significant capitalizations, resulting from an increase in the number of loans sold on a servicing-retained basis, and the impact of changes in valuation assumptions; and (6) the impact of our change in the estimation approach for amortizing gains on terminated cash flow hedging relationships deferred in AOCI into earnings.

Mortgage Loan Originations

Industry data obtained from the MBA as of October 24, 2006 estimated a decrease of 28.7% in total mortgage originations and a 14.3% decrease in purchase money originations in the third quarter of 2006 when compared to the same period in 2005. The overall decrease in the industry’s originations was partially diminished by the impact of option adjustable-rate mortgage loans (“ARMs”), a product that we do not currently offer, and sub-prime lending, an area that we do not participate in to a significant degree, both of which have experienced substantial growth throughout the industry. The following table details loan origination data and SMA relationships as of and for the quarters ended:

			$ Change	% Change
September 30,			Favorable/	Favorable/
2006		2005	(Unfavorable)	(Unfavorable)
(Dollars in thousands)
Loan Originations:
Purchase money originations	$1,016,779	$1,330,115	$(313,336)	(23.6)%
Refinancing originations	233,146	477,342	(244,196)	(51.2)
Total loan originations	$1,249,925	$1,807,457	$(557,532)	(30.8)
Adjustable-rate originations	$743,860	$1,255,569	$(511,709)	(40.8)
Fixed-rate originations	506,065	551,888	(45,823)	(8.3)
Total loan originations	$1,249,925	$1,807,457	$(557,532)	(30.8)

Originations directly resulting from SMAs	$534,134	$598,567	$(64,433)	(10.8)

Loan application volume	$1,377,739	$1,978,000	$(600,261)	(30.3)

SMAs at period-end:
Realtors	124	112	12	10.7
Builders	88	118	(30)	(25.4)

Our total loan volume in the third quarter of 2006, when compared to the same period in 2005, decreased 30.8%. The MBA estimated a 14.3% decline in the purchase money market during the three months ended September 30, 2006 when compared with the year-earlier period. The following table details our purchase money production by state for the quarters ended:

			$ Change	% Change
September 30,			Favorable/	Favorable/
2006		2005	(Unfavorable)	(Unfavorable)
(Dollars in thousands)
Purchase Money Loan Originations:
Florida	$408,580	$678,390	$(269,810)	(39.8)%
Georgia	497,907	559,051	(61,144)	(10.9)
North Carolina	110,292	92,674	17,618	19.0
Total purchase money loan originations	$1,016,779	$1,330,115	$(313,336)	(23.6)

Our overall purchase money mortgage origination volume declined 23.6% from period to period, which was driven in large part by a 39.8% decline in mortgage originations in Florida. Florida marketplace conditions published on the website of the Florida Association of Realtors indicated a 35.6% decrease in sales of existing homes, the largest component of the purchase money market, during the third quarter of 2006 compared to the same period in the prior year.

Adjustable-rate originations experienced a more significant decrease during the period than fixed-rate originations as the flattening of the yield curve has led customers to fix their interest rates over longer periods given the narrowing difference between short- and long-term interest rates.

The increasing productivity and proportion of purchase money and total originations represented by our SMAs are the result of active account portfolio management. As aging accounts expire, alliance partnerships are reevaluated based upon productivity and growth potential. In addition, we have acquired new accounts at more competitive market rates. Our intent in managing our SMA alliance partnerships is to reduce the overall cost of SMAs without diminishing the origination opportunities these relationships present.

 Net Income (Loss)

			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	For the Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Net loss	$(1,134)	$(783)	$(351)	(44.8)%

The increase in net loss was the result of a $2.9 million decrease in servicing income resulting from a decline in the fair value of MSRs, a $2.3 million decrease in other revenue and a $2.3 million decrease in income tax benefit. The impact of these decreases was somewhat offset by a $4.9 million increase in net gain on sale of mortgage loans, a $1.5 million increase in net interest income and a $1.3 million decrease in expenses.

Through the first quarter of 2006, we recorded our MSRs based upon fair value as calculated by a third party. We assessed the key assumptions, including discount rate and prepayment speeds, utilized in the determination of fair value by the third party and found them to be within a reasonable range.  Because of this and the fact that changes in those assumptions would have had a relatively minor impact on the recorded value of MSRs, management did not previously feel it necessary to change any of the assumptions utilized in the calculation of fair value.

Beginning in the second quarter of 2006, we changed certain assumptions underlying our MSR valuation due to: (1) substantial growth in the MSR portfolio; (2) the adoption of SFAS No. 156; and (3) the magnified impact that changes in the assumptions could have on the recorded value of our MSRs. Consequently, as part of the assessment of the reasonableness of the assumptions utilized by the third party, we obtained the results of a third quarter 2006 survey conducted by the U.S. banking regulators of assumptions utilized in valuing the portfolios of MSRs of several large banking institutions (the “Interagency Survey”).  The Interagency Survey provides detail on a number of MSR valuation assumptions by several loan types, including hybrid ARMs and other ARMs, and by several interest rate bands.  After reviewing the Interagency Survey, we concluded that changes to certain assumptions provided by the third party would result in a calculation more reflective of the fair value of our MSR portfolio.

The most significant of the assumption changes pertain to the prepayment speeds and the discount rate utilized in the fair value calculation. While the third party assumptions have, presently and historically, been within a reasonable range, management believes the 25.0% constant prepayment rate (“CPR”) and the 11.6% discount rate used in the September 30, 2006 valuation were more appropriate and reflective of the fair value of our MSR portfolio. We have calculated the estimated impact on earnings that would have resulted had no adjustments to the third party assumptions for prepayment speeds of

24.6% to 27.7% CPR and the discount rate of 15.2% been made as of September 30, 2006 and estimate that the fair value of the MSRs would have been approximately $4.6 million less, which would have been a reduction in income before income taxes for the three- and nine-month periods ended September 30, 2006.  While we would have realized an increased tax benefit resulting from a larger taxable loss, this benefit would have been offset by a larger deferred tax asset valuation allowance, resulting in no impact upon the recorded income tax benefit for the three- and nine-month periods ended September 30, 2006.

During the third quarter of 2006, we changed our estimation approach for amortizing into earnings amounts deferred in AOCI related to interest rate swaps that have been de-designated and subsequently terminated. Prior to the third quarter of 2006, whenever derivative financial instruments designated in effective cash flow hedging relationships with associated gains and losses deferred in AOCI were terminated, those deferred gains and losses were recognized into income using straight-line amortization over the original life of the terminated hedging instrument (the hedge period).  This practice was determined to be industry convention and materially compliant with the requirement of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, that the amounts in AOCI be reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. We identified that, as a result of a large number of de-designations of effective hedging relationships and subsequent terminations of the derivative financial instruments and a less than uniformly timed series of future interest payments on the debt (previously hedged cash flows) due to changes in short-term actual and forecasted benchmark interest rates, straight-line amortization was creating progressively larger differences each quarter between the amounts that were being amortized into earnings and the amounts that would have been recognized under SFAS No. 133 had hedge accounting not been discontinued. As a result, management decided that changing the estimation approach was necessary going forward to better reflect the economics and comply with the intent of SFAS No. 133. The total impact of this change in estimate upon net interest income was an increase of $3.5 million during the third quarter of 2006, $1.8 million of which would have been recorded prior to the third quarter of 2006 had this new estimation approach been previously followed.

Due to heightened loan prepayment activity that took place during the third quarter of 2006 and new expectations with respect to the rate of repayments in the future, it was determined that certain interest payments on CDOs that were expected to occur in the future were probable of not occurring. As a result, $1.3 million related to previous mark-to-market adjustments on the derivative financial instruments that were intended to hedge these forecasted transactions was released from AOCI, offsetting interest expense.

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

The following is a reconciliation of consolidated GAAP net loss attributable to holders of common stock to estimated REIT taxable income available to holders of common stock:

	For the Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Consolidated GAAP net loss attributable
to holders of common stock	$(2,384)	$(783)
Taxable loss of taxable REIT subsidiaries	30,676	7,236
Book/tax differences(2)	(13,289)	10,328
Income tax benefit	(283)	(2,551)
Estimated REIT taxable income available
to holders of common stock(1)	$14,720	$14,230

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

Revenues

			$ Change	% Change
	For the Three Months Ended September 30,		Favorable/	Favorable/
Revenue Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Net interest income	$20,286	$18,826	$1,460	7.8%
Less: provision for loan losses	1,124	609	(515)	(84.6)
Net gain on sale of mortgage loans	14,777	9,910	4,867	49.1
Mortgage servicing income, net	(2,760)	185	(2,945)	(1,591.9)
Other revenue	982	3,248	(2,266)	(69.8)
Total revenues	$32,161	$31,560	$601	1.9%

The overall increase in revenues during the third quarter of 2006 compared with the third quarter of 2005 was attributable to substantial growth in gain on sale of mortgage loans and growth in net interest income resulting from an increase in interest income on mortgage loans held for investment and the new MBS investment strategy initiated in the fourth quarter of 2005, which exceeded the growth in interest expense on the debt instrument used to fund these assets. These revenue increases were somewhat diminished by a decrease in mortgage servicing income and other revenue and an increase in the provision for loan losses.

Net Interest Income

Interest income for the three months ended September 30, 2006 increased from the three months ended September 30, 2005 due predominantly to growth in the MBS portfolio, along with the impact of derivative financial instruments. We experienced net interest margin compression as a result of: (1) the increasing amount of MBS and the associated funding within the portfolio and (2) the impact of the current interest rate environment. Interest expense was reduced by $3.5 million due to management’s change in estimate for AOCI amortization and $1.3 million in additional AOCI releases due to updated prepayment speed expectations during the quarter, which made certain forecasted cash flows associated with the payment of interest on outstanding CDOs probable to not occur.

As a result of selling a higher percentage of our adjustable-rate prime mortgage loans to third parties, we have chosen to use MBS to supplement HomeBanc Corp.’s investment portfolio. The primary source of funds for our investment in MBS has been repurchase agreements. Our net interest margin, inclusive of the impact of derivative financial instruments, on our MBS portfolio is less than on our loans held for investment portfolio, primarily because the interest cost associated with the repurchase agreements used to fund the MBS portfolio is higher than the CDOs used to fund the loans held for investment portfolio. We anticipate that we will continue to sell a high percentage of our adjustable-rate prime mortgage loans to unrelated third parties in the near future, and as a result, our MBS portfolio will become a larger portion of HomeBanc Corp.’s investment portfolio. As this happens, the downward pressure on our net interest margin percentage will continue to increase.

The table below summarizes the changes in our net interest income, prior to provision for loan losses, for the three months ended September 30,:

Yields Earned on Mortgages Loans and Mortgage-Backed Securities and Rates on Borrowings to Finance Mortgage Loans and Mortgage-Backed Securities

	2006			2005
	Average Balance	Revenue/ Expense	Rate/ Yield	Average Balance	Revenue/ Expense	Rate/ Yield
	(Dollars in thousands)
Mortgage loans	$5,124,058	$77,908	6.10%	$5,044,886	$69,328	5.45%
Mortgage-backed securities	1,467,299	22,964	6.28	—	—	—
Borrowings to finance mortgage loans	5,152,204	(75,759)	(5.82)	4,999,427	(50,790)	(4.03)
Mortgage-backed security repurchase agreements	1,346,480	(19,486)	(5.74)	—	—	—
Impact of derivative financial instruments		14,659	0.88		288	0.02
Net interest margin		$20,286	1.22%		$18,826	1.48%

As discussed above, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. For the three months ended September 30, 2006, estimated REIT taxable net interest income was $21.5 million. The following table provides a reconciliation of consolidated GAAP net interest income to estimated REIT taxable net interest income:

	For the Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Mortgage loans held for investment net interest income	$14,195	$16,910
Mortgage-backed securities net interest income	3,478	—
Mortgage loans held for sale net interest income	2,613	1,916
Consolidated GAAP net interest income	20,286	18,826
Intercompany interest between REIT and TRS	3,816	2,923
Mortgage loans held for sale net interest income	(2,613)	(1,916)
Estimated REIT taxable net interest income(1)	$21,489	$19,833

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

Net Gain on Sale of Mortgage Loans

The following table presents sales volume and related gain on sale information:

	For the Three Months Ended September 30,
	2006	2005	$ Change	% Change
	(Dollars in thousands)
Gain on sale	$14,777	$9,910	$4,867	49.1%

Sales volume	1,312,195	690,281	621,914	90.1

The overall increase in sales volume was the result of continued efforts to decrease the difference in income recognized under GAAP and under the Code. Gain on sale was also impacted by a $2.1 million loss on interest rate swaps entered into to mitigate the interest rate risk associated with the fair value of future loan sales. Gain on sale is presented net of the provision for contingent loss reserves of $0.4 million and $0.5 million for the third quarter of 2006 and 2005, respectively.

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

Provision for Loan Losses

Loans 90 days or more past due increased during the first nine months of 2006 from $13.3 million, or 0.24% of the $5.5 billion loan balance, at December 31, 2005 to $27.8 million, or 0.62% of the $4.5 billion loan balance, at September 30, 2006. Charge-offs were $0.5 million during the three months ended September 30, 2006, compared to $0.1 million during the year-earlier period. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses, as necessary, to maintain the adequacy of the Allowance. We view the increases in loans past due 90 days or more and charge-offs as primarily being attributable to the seasoning of the mortgage loans held for investment portfolio.

Mortgage Servicing Income

The decrease in mortgage servicing income resulted from the recognition of $0.6 million in MSR amortization, which was offset by a $0.3 million release of MSR valuation allowance into income during the third quarter of 2005, compared with a $5.4 million decrease in the fair value of MSRs recorded pursuant to SFAS No. 156 in the third quarter of 2006, resulting in a period-to-period decrease of $5.1 million. The negative impact of MSR activity during the three months ended September 30, 2006 was offset by increased servicing income resulting from growth in the principal balance of loans serviced. The average principal balance of loans serviced for others increased significantly from $0.8 billion during the three months ended September 30, 2005 to $2.7 billion during the three months ended September 30, 2006 due to selling a larger percentage of the adjustable-rate prime mortgage loans that we originate to third parties on a servicing retained basis, while the average balance of the loan portfolio was relatively consistent period to period.

Other Revenue

			$ Change	% Change
	For the Three Months Ended September 30,		Favorable/	Favorable/
Other Revenue Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
HomeBanc Title Partners	$804	$971	$(167)	(17.2)%
Other	178	2,277	(2,099)	(92.2)
Total other revenue	$982	$3,248	$(2,266)	(69.8)%

The decrease in other revenue from the year-earlier period is attributable to a $2.0 million decrease in mark-to-market gains related to derivative financial instruments not designated in hedging relationships. During the third quarter of 2005, we recognized a $1.9 million gain in other revenue as a result of the increase in the value of undesignated derivative financial instruments, compared with a loss of less than $0.1 million recognized during the third quarter of 2006.

Expenses

			$ Change	% Change
	For the Three Months Ended September 30,		Favorable/	Favorable/
Expense Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Salaries and associate benefits, net	$16,162	$15,791	$(371)	(2.3)%
Marketing and promotions	5,032	6,999	1,967	28.1
Occupancy and equipment expense	4,011	3,907	(104)	(2.7)
Depreciation and amortization	2,172	2,185	13	0.6
Minority interest	49	72	23	31.9
Other operating expense	6,152	5,940	(212)	(3.6)
Total expenses	$33,578	$34,894	$1,316	3.8%

The decline in expenses is attributable to a substantial decrease in marketing expense, which was offset by an increase in salaries and associate benefits expense and other operating expense, as described below.

Salaries and Associate Benefits, Net

The increase in salaries and associate benefits expense from the year-earlier period was the result of $0.5 million of one-time accruals during the quarter ended September 30, 2006 for voluntary separation agreements as part of expense reduction initiatives. Salaries and associate benefits was also impacted by a decrease in accrued bonus expense of $2.2 million and a decrease in commissions expense of $2.1 million, prior to SFAS No. 91 deferral adjustments, due largely to decreasing loan origination volume. The decrease in commissions expense resulting from diminished loan origination volume was somewhat offset by a change in the loan officer commissions structure that became effective on August 1, 2006. The change in the commissions structure eliminated compensation paid in the form of restricted stock units (“RSUs”) under HomeBanc Corp.’s Amended and Restated Sales Equity Plan (the “Sales Equity Plan”) and increased the relative amount of cash compensation paid per origination dollar. The increase in the relative cash payout will cease on December 31, 2006; however, on October 25, 2006, the Compensation Committee of the Board of Directors approved a grant of $4.8 million in the form of RSUs under HomeBanc Corp.’s Amended and Restated Long-Term Incentive Plan (the “LTIP”) for selected members of the Company’s sales force. The RSUs will vest at 20% per year over five years from the date of grant.  Based upon the grant date price, the number of RSUs granted was approximately 850,000.

The number of associates, excluding commissioned sales associates, declined from 858 at September 30, 2005 to 785 at September 30, 2006. The total number of associates declined from 1,347 at September 30, 2005 to 1,303 at September 30, 2006.

As part of our efforts to reduce expenses and better position the Company to compete in the current mortgage finance environment, on October 19, 2006, we implemented an 8% reduction in G&A headcount, mostly at HBMC’s headquarters in Atlanta. The reduction represents approximately 4% of HBMC’s overall associate population. We will continue to focus on increasing our total mortgage loan originations through hiring qualified loan officers and considering opportunities for expansion into new markets.

Marketing and Promotions

Marketing and promotions expense decreased from the year-earlier period as the single largest component, expenses related to SMAs, decreased by $1.4 million. Details regarding the number of SMA relationships and the proportion of purchase money and total origination volume that they represent are presented below:

	2006	2005
Strategic marketing alliances at September 30,:
Realtor marketing alliances	124	112
Builder services alliances	88	118
Strategic marketing alliance originations for the three months ended September 30,:
Percentage of purchase money originations	52.5%	45.0%
Percentage of total originations	42.7	33.1

The increasing productivity and proportion of purchase money and total originations represented by our SMAs are the result of active account portfolio management. As aging accounts expire, alliance partnerships are reevaluated and renewed based upon productivity and growth potential. In addition, we have acquired new accounts at more competitive market rates. Our intent in managing our SMA alliance partnerships is to reduce the overall cost of SMAs without diminishing the origination opportunities these relationships present.

Other Operating Expense

			$ Change	% Change
	For the Three Months Ended September 30,		Favorable/	Favorable/
Other Operating Expense Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Audit/Tax/Legal	$1,262	$1,367	$105	7.7%
Consulting	400	1,568	1,168	74.5
Recruiting	161	227	66	29.1
Information systems maintenance	325	199	(126)	(63.3)
Business insurance	327	461	134	29.1
Business travel	460	602	142	23.6
Lender paid mortgage insurance	1,323	474	(849)	(179.1)
Outsourcing	1,111	744	(367)	(49.3)
Other	783	298	(485)	(162.8)
Total other operating expense	$6,152	$5,940	$(212)	(3.6)%

The increase during the quarter ended September 30, 2006 over the same period in 2005 in other operating expenses primarily was the result of a $0.8 million increase in premiums for private mortgage insurance (“PMI”) incurred in connection with a new loan product introduced during the third quarter of 2005 that includes lender paid PMI on the amount of the loan in excess of 80% of the appraised value of the property. We expect lender paid PMI to continue to grow in the future. The remainder of the increase in other operating expenses from the quarter ended September 30, 2005 to the quarter ended September 30, 2006 is mainly attributable to growth in outsourcing expenses of $0.4 million resulting from expenses required to support growth in the number of loans serviced. The increase in other was due to individually insignificant increases in the various components of this line item. The overall increase in other operating expense was offset largely by a reduction in consulting as a result of certain fees for e-business and strategic planning projects during the three months ended September 30, 2005 that were not incurred in the quarter ended September 30, 2006.

Income Taxes

Income tax benefit for the three months ended September 30, 2006 was $0.3 million, compared to an income tax benefit of $2.6 million for the same period in the prior year, reflecting effective beneficial tax rates of 20.0% and 76.5%, respectively. The effective tax rates are computed based on consolidated income or loss before income taxes, including the results of both HomeBanc Corp. and HBMC, which, as is more fully discussed below, are generally treated differently for income tax purposes. The change in the effective rate is due to the following:

•	Growth in non-taxable income. Estimated REIT taxable income was $16.0 million in the third quarter of 2006, compared to $14.2 million in the third quarter of 2005;
•	A taxable loss of approximately $30.7 million was realized by HBMC during the third quarter of 2006. This compares to $7.2 million in taxable loss realized in the third quarter of 2005; and
•

An addition of $21.0 million recorded to the deferred tax asset valuation allowance during the third quarter of 2006, compared to a $1.1 million release of the deferred tax asset valuation allowance during the third quarter of 2005. The change in the level of a valuation allowance reflects management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income.

HomeBanc Corp. generally does not pay any income taxes as long as it continues to meet the criteria to be a REIT, including the distribution of 90% of its taxable income. Our primary operating subsidiary, HBMC, is a TRS of HomeBanc Corp. As such, HBMC must record income tax expense or benefits based on its stand-alone earnings or losses, and must file a separate income tax return. HBMC sometimes sells and transfers mortgage loans to HomeBanc Corp. For GAAP purposes, no gain on sale is recognized on these mortgage loans sold and transferred to HomeBanc’s investment portfolio. However, for income tax purposes, mortgage loans sold and transferred to HomeBanc are transferred at their fair values, resulting in a taxable gain or loss on sale to HBMC. The amortization of these gains or losses in subsequent periods also impact HomeBanc Corp.’s income for income tax purposes, but they are ignored for GAAP purposes. Additionally, the creation of MSRs through the sale of originated mortgage loans on a servicing-retained basis by HBMC to third parties gives rise to income for GAAP purposes, but originated MSRs are excluded from income for income tax purposes.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Overview

When compared with the first nine months of 2005, our results of operations for the nine months ended September 30, 2006 were significantly affected by: (1) decreased loan origination volume as a result of the increase in interest rates and a decline in home sales, especially in the Florida market; (2) increased pricing pressures impacting gain on sale of mortgage loans execution; (3) the growth in our portfolio of loans held for investment and associated funding; (4) the growth in MBS and associated funding as a result of supplementing our investment portfolio with MBS as a consequence of selling a higher percentage of the adjustable-rate prime mortgage loans that we originate; (5) the securitization facilitated by HomeBanc Mortgage Trust 2006-1; (6) significant gains from derivative financial instruments during the period, including the impact of our change in the estimation approach for amortizing gains on terminated cash flow hedging relationships deferred in AOCI into earnings; and (7) an increase in the value of the MSR portfolio recognized during the period as a result of significant capitalizations, resulting from an increase in the number of loans sold on a servicing-retained basis, and the impact of the change in valuation assumptions.

Mortgage Loan Originations

Industry data obtained from the MBA as of October 24, 2006 estimated a decrease of 16.4% in total mortgage originations and a 6.6% decrease in purchase money originations in the first nine months of 2006 when compared to the same period in 2005. The overall decrease was partially diminished by the impact of option ARMs, a product that we do not currently offer, and sub-prime lending, an area that we do not participate in to a significant degree, both of which have experienced substantial growth throughout the industry. The following table details loan origination data and SMA relationships as of and for the nine months ended:

			$ Change	% Change
	September 30,		Favorable/	Favorable/
	2006	2005	(Unfavorable)	(Unfavorable)
(Dollars in thousands)
Loan Originations:
Purchase money originations	$3,122,895	$3,723,263	$(600,368)	(16.1)%
Refinancing originations	809,885	1,262,513	(452,628)	(35.9)
Total loan originations	$3,932,780	$4,985,776	$(1,052,996)	(21.1)

Adjustable-rate originations	$2,436,096	$3,663,861	$(1,227,765)	(33.5)
Fixed-rate originations	1,496,684	1,321,915	174,769	13.2)
Total loan originations	$3,932,780	$4,985,776	$(1,052,996)	(21.1)

Originations directly resulting from SMAs	$1,609,659	$1,601,720	$7,939	0.5

Loan application volume	$4,607,929	$6,208,849	$(1,600,920)	(25.8)

SMAs at period-end:
Realtors	124	112	12	10.7
Builders	88	118	(30)	(25.4)

Our total loan volume during the first nine months of 2006, when compared to the same period in 2005, decreased 21.1%. The MBA estimated a 6.6% decline in the purchase money market during the nine months ended September 30, 2006 when compared with the year-earlier period. The following table details our purchase money production by state for the nine-month periods ended:

			$ Change	% Change
	September 30,		Favorable/	Favorable/
	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Purchase Money Loan Originations:
Florida	$1,386,353	$1,957,860	$(571,507)	(29.2)%
Georgia	1,460,040	1,551,415	(91,375)	(5.9)
North Carolina	276,502	213,988	62,514	29.2
Total purchase money loan originations	$3,122,895	$3,723,263	$(600,368)	(16.1)

Our overall purchase money origination volume declined 16.1% from period to period, which was driven in large part by a 29.2% decline in mortgage originations in Florida.  Florida marketplace conditions published on the website of the Florida Association of Realtors indicated a 29.0% decrease in sales of existing homes, the largest component of the purchase money market, during the first nine months of 2006 compared to the same period in the prior year.

Adjustable-rate originations experienced a more significant decrease during the period than fixed-rate originations as the flattening of the yield curve led customers to fix their interest rates over longer periods given the narrowing difference between short- and long-term interest rates.

The increasing productivity and proportion of purchase money and total originations represented by our SMAs are the result of active account portfolio management. As aging accounts expire, alliance partnerships are reevaluated based upon productivity and growth potential. In addition, we have acquired new accounts at more competitive market rates. Our intent in managing our SMA alliance partnerships is to reduce the overall cost of SMAs without diminishing the origination opportunities these relationships present.

Derivative Financial Instruments

We utilize derivative financial instruments in an effort to mitigate interest rate risk, primarily to insulate our borrowing costs and yields on loans held for investment from interest rate changes. Some of our derivative financial instruments qualify and have been designated as cash flow hedges in accordance with SFAS No. 133. Other derivative financial instruments that we use either do not qualify or have not been designated in cash flow hedging relationships and are considered to be economic hedges. We do not use derivative financial instruments for speculative purposes, and while certain of these financial instruments are not in designated hedging relationships, they nevertheless serve to mitigate our exposure to interest rate risks. Management frequently assesses expectations about movements in market interest rates and the notional amount, type and duration of our derivative financial instruments to determine how successful those instruments are projected to be in mitigating our exposure to interest rate risk. Based on management’s assessment, we may change our portfolio of derivative financial instruments by adding new contracts, terminating existing contracts, using different types of derivative financial instruments, and designating, de-designating or re-designating contracts in qualifying hedging relationships. Our assessment, in part, is based on forecasted levels of debt expected to be outstanding at various dates in the future. Because our CDOs are repaid as the mortgage loans held for investment securing those obligations are repaid, our outstanding debt may be more or less than we originally forecasted at various dates in the future. In a period when actual and/or expected prepayments on mortgage loans held for investment exceed expectations, the likelihood of the amount of forecasted debt, in future periods, falling below the notional value of derivative financial instruments designated in cash flow hedging relationships against that debt increases. If this situation occurs, it is no longer probable (meaning a significantly greater likelihood of occurrence than the phrase “more likely than not”) that all of the forecasted cash flows related to interest payments on the debt will occur, and ineffectiveness results. Ineffectiveness must be recognized immediately in earnings. The ineffectiveness may also be significant enough that in accordance with SFAS No. 133, hedge accounting must be discontinued as to the affected hedging relationship from the last date the hedge was demonstrated to meet the effectiveness criteria. The related amounts included in AOCI while the hedging relationship was effective are only released immediately into income if it is probable that the forecasted cash flows will not occur.

During the first three months of 2006, mortgage loans held for investment prepaid at a CPR of 21%. This level of principal repayments contributed to the decrease in the mortgage loans held for investment portfolio and also resulted in the accelerated repayment of our CDOs. As a result of the actual repayments of mortgage loans held for investment in the first quarter and the expected rate of repayments in the future, our CDOs forecasted to be outstanding at future dates at that time were lower than previously forecasted. For certain periods in the future, the notional value of derivative financial instruments designated in cash flow hedging relationships was expected to exceed the amount of CDOs forecasted to be outstanding. Correspondingly, the cash flows related to interest payments on these CDOs were no longer considered to be probable of occurrence. As a result, we de-designated and terminated interest rate swaps representing $100.0 million in notional value and $1.9 million in fair value during the first quarter of 2006. These swaps were terminated at the time they were determined to no longer be effective hedging instruments, and approximately, $0.2 million in ineffectiveness was recognized as a reduction of interest expense for the increase in value subsequent to December 31, 2005, the last date at which retrospective testing proved there was an effective hedging relationship. Further, $1.7 million related to previous mark-to-market adjustments on these instruments was released from AOCI, offsetting interest expense, as the forecasted transactions that these instruments were intended to hedge were deemed probable of not occurring.

During the three months ended September 30, 2006, mortgage loans held for investment prepaid at a CPR of 22%. This level of principal repayments contributed to the decrease in the mortgage loans held for investment portfolio and also resulted in the accelerated repayments of our CDOs. As a result of the actual repayments of mortgage loans held for investment during the third quarter and the expected rate of repayments in the future, we released an additional $1.3 million in previous mark-to-market adjustments from AOCI, as an offset to interest expense, related to certain interest rate swaps that were intended to hedge future interest payments that were deemed probable of not occurring.

We also recognized significant gains during the first three months of 2006 as a result of our change in intent with respect to current and future anticipated securitization transactions. We completed a securitization during the first quarter of 2006 that was accounted for as a sale in accordance with SFAS No. 140. Prior to the first quarter of 2006, management’s intent was to structure this and other future securitizations as collateralized borrowings similar to the structures utilized in our previous seven securitizations. As a result of this change of intent, forecasted interest payments we previously assessed as being probable of occurrence were deemed probable of not occurring. In order to comply with SFAS No. 133, we recognized into earnings, as an offset to interest expense, the full terminated value of instruments initially designated in cash flow hedging relationships of the interest payments that would have occurred had this change of intent not taken place. The total impact of these instruments upon net interest income was an increase of $7.5 million during the first quarter of 2006. Further, the Company recognized $2.0 million in income within gain on sale of mortgage loans for undesignated derivative financial instruments entered into to mitigate interest rate risks associated with current and anticipated loan sales.

During the third quarter of 2006, we changed our estimation approach for amortizing into earnings amounts deferred in AOCI related to interest rate swaps in effective cash flow hedging relationships that have been de-designated and subsequently terminated. The total impact of this change in estimate upon net interest income was an increase of $3.5 million during the third quarter of 2006.

Net Income (Loss)

			$ Change	% Change
	For the Nine Months Ended September 30,		Favorable/	Favorable/
	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Net income (loss)	$2,722	$(11,983)	$14,705	122.7%

The net income realized in the current period compared to the net loss in the year-earlier period was attributable to a $23.8 million increase in net interest income resulting from growth in the held for investment loan portfolio and MBS holdings, in addition to the impact of derivative financial instruments and a $2.5 million increase in net gain on sale of mortgage loans. These increases were somewhat diminished by a $5.3 million increase in expenses, a $3.6 million decrease in the income tax benefit and a $0.9 million increase in provision for loan losses.

In addition to the impact of derivative financial instruments discussed above, we also changed certain assumptions underlying our MSR valuation. Had no adjustments been made to these assumptions, the fair value of our MSRs would have been approximately $4.6 million less at September 30, 2006, which would have reduced income before income taxes for the nine month period ended September 30, 2006 by the same amount. For a discussion of the changes made during the period for calculating the fair value of MSRs, see Net Income (Loss) in the earlier discussion of the results of operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 in this Management’s Discussion and Analysis.

The following are reconciliations of consolidated GAAP net loss attributable to holders of common stock to estimated REIT taxable income available to holders of common stock:

	For the Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Consolidated GAAP net loss attributable
to holders of common stock	$(244)	$(11,983)
Taxable loss of taxable REIT subsidiaries	76,047	28,327
Book/tax differences(2)	(20,839)	29,830
Income tax benefit	(4,105)	(7,723)
Estimated REIT taxable income available
to holders of common stock(1)	$50,859	$38,451

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

Revenues

			$ Change	% Change
	For the Nine Months Ended September 30,		Favorable/	Favorable/
Revenue Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Net interest income	$70,527	$46,682	$23,845	51.1%
Less: provision for loan losses	2,666	1,812	(854)	(47.1)
Net gain on sale of mortgage loans	32,994	30,445	2,549	8.4
Mortgage servicing income, net	(493)	(321)	(172)	(53.6)
Other revenue	3,729	5,472	(1,743)	(31.9)
Total revenues	$104,091	$80,466	$23,625	29.4%

The overall increase in revenues during the first nine months of 2006 compared with the year-earlier period was directly attributable to substantial growth in net interest income resulting from an increase in mortgage loans held for investment and the new MBS investment strategy initiated in the fourth quarter of 2005.

Net Interest Income

Net interest income for the nine months ended September 30, 2006 increased substantially from the first nine months of 2005 due to growth in the loan portfolio as a direct result of mortgage loan retention and growth in the MBS portfolio along with the impact of derivative financial instruments. We recognized a $7.5 million interest expense offset, as a result of management’s change of intent with respect to the structure of the 2006-1 securitization and other anticipated securitizations, a $3.5 million interest expense offset as a result of management’s change in estimation approach for amortizing deferred gains and losses related to interest rate swaps in effective cash flow hedging relationships that have been de-designated and subsequently terminated, and a $3.2 million interest expense offset for AOCI releases due to revised prepayment speed expectations, which made certain forecasted cash flows associated with the payment of interest on outstanding CDOs probable to not occur.

As a result of selling a higher percentage of our adjustable-rate prime mortgage loans to third parties, we have chosen to use MBS to supplement HomeBanc Corp.’s investment portfolio. The primary source of funds for our investment in MBS has been repurchase agreements. Our net interest margin, inclusive of the impact of derivative financial instruments, on our MBS portfolio is less than on our loans held for investment portfolio, primarily because the interest cost associated with the repurchase agreements used to fund the MBS portfolio is higher than the CDOs used to fund the loans held for investment portfolio. We anticipate that we will continue to sell a high percentage of our adjustable-rate prime mortgage loans to unrelated third parties in the near future, and as a result, our MBS portfolio will become a larger portion of HomeBanc Corp.’s investment portfolio. As this happens, the downward pressure on our net interest margin percentage will continue to increase.

The table below summarizes the changes in our net interest income, prior to provision for loan losses, for the nine months ended September 30,:

Yields Earned on Mortgages Loans and Mortgage-Backed Securities and Rates on Borrowings to Finance Mortgage Loans and Mortgage-Backed Securities

	2006			2005
	Average Balance	Revenue/ Expense	Rate/ Yield	Average Balance	Revenue/ Expense	Rate/ Yield
	(Dollars in thousands)
Mortgage loans	$5,511,599	$249,939	6.06%	$4,313,053	$168,231	5.21%
Mortgage-backed securities	887,166	39,094	5.89	—	—	—
Borrowings to finance mortgage loans	5,450,620	(223,687)	(5.49)	4,209,604	(117,700)	(3.74)
Mortgage-backed security repurchase agreements	822,026	(31,980)	(5.20)	—	—	—
Impact of derivative financial instruments		37,161	0.79		(3,849)	(0.12)
Net interest margin		$70,527	1.47%		$46,682	1.45%

As discussed above, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. For the nine months ended September 30, 2006, estimated REIT taxable net interest income was $72.1 million. The following table provides a reconciliation of consolidated GAAP net interest income to estimated REIT taxable net interest income:

	For the Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Mortgage loans held for investment net interest income	$54,124	$41,875
Mortgage-backed securities net interest income	7,114	—
Mortgage loans held for sale net interest income	9,289	4,807
Consolidated GAAP net interest income	70,527	46,682
Intercompany interest between REIT and TRS	10,844	8,081
Mortgage loans held for sale net interest income	(9,289)	(4,807)
Estimated REIT taxable net interest income(1)	$72,082	$49,956

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

Net Gain on Sale of Mortgage Loans

The following table presents sales volume and related gain on sale information:

	For the Nine Months Ended September 30,
	2006	2005	$ Change	% Change
	(Dollars in thousands)
Gain on sale	$32,994	$30,445	$2,549	8.4%

Sales volume	3,710,010	1,917,639	1,792,371	93.5

The overall increase in sales volume was the direct result of efforts to decrease the difference in income recognized under GAAP and under the Code, and was also impacted by structuring the 2006-1 securitization of $455.8 million in loans as a sale under SFAS No. 140 as opposed to the collateralized borrowing structures that we have historically employed. The gain on sale realized in association with this transaction was $1.3 million. We also recognized $1.5 million in gains on interest rate swaps entered into to mitigate the interest rate risk associated with the fair value of the loans included within the securitization and $0.6 million related to other loan sales. Gain on sale is presented net of the provision for contingent loss reserves of $1.5 million and $2.3 million for the first nine months of 2006 and 2005, respectively.

The decrease in gain on sale relative to the amount of loans sold was primarily the result of market pressures upon pricing but was also impacted by an adverse change in the standard cost estimate assigned to the loans sold under SFAS No. 91 when compared with the year-earlier period.

Provision for Loan Losses

We only began retaining loans for investment during the first quarter of 2004 and, therefore, have not yet seen any significant charge-off activity or significant deterioration in credit quality. Loans 90 days past due increased during the first nine months of 2006 from $13.3 million, or 0.24% of the $5.5 billion loan balance, at December 31, 2005 to $27.8 million, or 0.62% of the $4.5 billion loan balance, at September 30, 2006. Charge-offs were $1.4 million during the nine months ended September 30, 2006, as compared to $0.1 million during the year-earlier period. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses, as necessary, to maintain the adequacy of the Allowance. We view the increases in loans past due 90 days or more and charge-offs as primarily being attributable to the seasoning of the mortgage loans held for investment portfolio.

Mortgage Servicing Income

The slight decrease in mortgage servicing income was driven by the recognition of $2.6 million in MSR amortization and impairment during the first nine months of 2005, compared with a $6.1 million decrease in the fair value of MSRs recorded pursuant to SFAS No. 156 in the first nine months of 2006, resulting in a period-to-period decrease of $3.5 million. The negative impact of MSR activity was offset by increased servicing income resulting from growth in the principal balance of loans serviced for others and mortgage loans held for investment. The average principal balance of loans serviced for others increased from $0.7 billion during the nine months ended September 30, 2005 to $1.9 billion during the nine months ended September 30, 2006 due to selling a larger percentage of the adjustable-rate prime mortgage loans that we originate to third parties on a servicing retained basis. The average balance of the loan portfolio increased from $4.3 billion during the nine months ended September 30, 2005 to $5.5 billion during the nine months ended September 30, 2006. As previously discussed, certain adjustments were made to the assumptions underlying the MSR fair value calculation. If those changes had not been made, the fair value would have been approximately $4.6 million less at September 30, 2006, which would have reduced mortgage servicing income for the nine month period ended September 30, 2006.

Other Revenue

			$ Change	% Change
	For the Nine Months Ended September 30,		Favorable/	Favorable/
Other Revenue Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
HomeBanc Title Partners	$2,470	$2,300	$170	7.4%
Other	1,259	3,172	(1,913)	(60.3)
Total other revenue	$3,729	$5,472	$(1,743)	(31.9)%

The decrease in other revenue from the year-earlier period is attributable to a $1.6 million decrease in mark-to-market gains related to derivative financial instruments not designated in hedging relationships. During the nine months ended September 30, 2006, we recognized a $0.3 million net gain in other revenue as a result of the increase in the value of derivative financial instruments, compared to a $1.9 million net gain recognized in other revenue during the nine months ended September 30, 2005.

Expenses

			$ Change	% Change
	For the Nine Months Ended September 30,		Favorable/	Favorable/
Expense Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Salaries and associate benefits, net	$50,002	$46,249	$(3,753)	(8.1)%
Marketing and promotions	17,967	19,865	1,898	9.6
Occupancy and equipment expense	12,152	11,232	(920)	(8.2)
Depreciation and amortization	6,454	6,008	(446)	(7.4)
Minority interest	143	197	54	27.4
Other operating expense	18,756	16,621	(2,135)	(12.8)
Total expenses	$105,474	$100,172	$(5,302)	(5.3)%

The growth in expenses was mainly attributable to increases in salaries and associate benefits and other operating expense, which was offset by a decrease in marketing and promotions expense as described below.

Salaries and Associate Benefits, Net

The increase in salaries and associate benefits was largely the result of an increase in compensation expense for associates other than commissioned sales associates, prior to SFAS No. 91 deferral adjustments, of $3.0 million. This increase was predominantly driven by additional compensation costs required to support growth in the number of loans serviced and HomeBanc Title Partners, LLC in addition to $0.5 million in accruals during the quarter ended September 30, 2006 for voluntary separation agreements as part of expense reduction initiatives. These increases were offset by a reduction of $4.9 million in accrued bonus expense and a $0.8 million reduction in employer 401(k) contribution expense due to a reduction in the employer match percentage. Salaries and associate benefits was also impacted by a decrease in commissions expense of $4.7 million, prior to SFAS No. 91 deferral adjustments, due largely to decreasing loan origination volume. The decrease in commissions expense resulting from diminished loan origination volume was mitigated by a change in the loan officer commissions structure that became effective on August 1, 2006, which increased the amount of cash compensation paid per origination dollar.

As part of our efforts to reduce expenses and better position the Company to compete in the current mortgage finance environment, on October 19, 2006, we implemented an 8% reduction in G&A headcount, mostly at HBMC’s headquarters in Atlanta. The reduction represents approximately 4% of HBMC’s overall associate population. We will continue to focus on increasing our total mortgage loan originations through hiring qualified loan officers and considering opportunities for expansion into new markets.

Marketing and Promotions

Marketing and promotions expense decreased from the year-earlier period as the single largest component, expenses related to SMAs, decreased by $1.6 million. Details regarding the number of SMA relationships and the proportion of purchase money and total origination volume that they represent are presented below:

2006		2005
Strategic marketing alliances at September 30,:
Realtor marketing alliances	124	112
Builder services alliances	88	118
Strategic marketing alliance originations for the nine months ended September 30,:
Percentage of purchase money originations	51.5%	43.0%
Percentage of total originations	40.9	32.1

The increasing productivity and proportion of purchase money and total originations represented by our SMAs are the result of active account portfolio management. As aging accounts expire, alliance partnerships are reevaluated and renewed based upon productivity and growth potential. In addition, we have acquired new accounts at more competitive market rates.  Our intent in managing our SMA partnerships is to reduce the overall cost of SMAs without diminishing the origination opportunities these relationships present.

Occupancy and Equipment

The increase in occupancy and equipment was primarily the result of a $0.9 million increase in rent expense associated with leased facilities.

Depreciation and Amortization

The increase in depreciation and amortization was the result of a $0.4 million increase in amortization of software costs associated with certain modules of our new mortgage loan servicing platform and website improvements placed in service beginning in the third quarter of 2005 and with modules of HomeBanc Way II that have been placed in service during the first nine months of 2006. These substantial technological investments are designed to increase productivity and improve customer service.

Other Operating Expense

			$ Change	% Change
	For the Nine Months Ended September 30,		Favorable/	Favorable/
Other Operating Expense Component	2006	2005	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Audit/Tax/Legal	$4,100	$2,915	$(1,185)	(40.7)%
Consulting	1,273	5,230	3,957	75.7
Recruiting	567	657	90	13.7
Information systems maintenance	948	1,011	63	6.2
Business insurance	1,043	1,422	379	26.7
Business travel	1,568	1,278	(290)	(22.7)
Lender paid mortgage insurance	3,123	474	(2,649)	(558.9)
Outsourcing	2,892	1,551	(1,341)	(86.5)
Other	3,242	2,083	(1,159)	(55.6)
Total other operating expense	$18,756	$16,621	$(2,135)	(12.8)%

The increase during the nine months ended September 30, 2006 over the same period in 2005 in other operating expenses was primarily the result of a $2.6 million increase in premiums for PMI incurred in connection with a new loan product introduced during the third quarter of 2005 that includes lender paid PMI on the amount of the loan in excess of 80% of the appraised value of the property. We expect lender paid PMI to continue to grow in the future. The remainder of the increase in other operating expenses during the nine months ended September 30, 2006 over the same period in 2005 is attributable to outsourcing expenses of $1.3 million resulting from expenses required to support growth in the number of mortgage loans serviced, and growth in audit, tax and legal of $1.2 million, the majority of which pertained to legal expenses, including expenses incurred in defense of employment-related litigation. The reduction in consulting was the result of certain fees for e-business and strategic planning projects during the nine months ended September 30, 2005 that were not incurred in 2006. The increase in other was due to individually insignificant increases in the various components of this line item.

Cumulative Effect of Change in Accounting Principle

The cumulative effect adjustment was the result of the implementation, on January 1, 2006, of SFAS No. 123(R), which required us to estimate the impact of forfeitures on expense associated with stock-based compensation. This amount represents the impact, net of tax, of reducing previously recognized compensation expense in association with the LTIP and the Sales Equity Plan for expected forfeitures. As a result of the cumulative effect adjustment, net income increased by $0.3 million.

Income Taxes

Income tax benefit for the nine months ended September 30, 2006 was $3.9 million, including $0.2 million in income tax expense related to the cumulative effect of change in accounting principle adjustment, compared to an income tax benefit of $7.7 million for the same period in the prior year, reflecting effective beneficial tax rates of 417.6% and 39.2%, respectively. The effective tax rates are computed based on consolidated pre-tax income or loss, including the results of both HomeBanc Corp. and HBMC, which are generally treated differently for income tax purposes. The change in the effective rate is due to the following:

•	Growth in non-taxable income. Estimated REIT taxable income was $54.1 million for the nine months ended September 30, 2006, compared to $38.5 million for the nine months ended September 30, 2005;
•	A taxable loss of $76.0 million was realized by HBMC during the first nine months of 2006. This compares to $28.3 million in taxable loss realized for the first nine months of 2005; and
•

An addition of $18.6 million recorded to the valuation allowance during the first nine months of 2006. A valuation allowance of $3.4 million was added in the first nine months of 2005. The change in the level of a valuation allowance reflects management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income.

Effects of Inflation

There have been no material changes from the effects of inflation discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. See Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk. In general, interest rates have risen moderately throughout 2006, and although they declined during the third quarter of 2006, they are still higher at September 30, 2006 than at December 31, 2005.

Cyclicality and Seasonality

The mortgage banking industry is cyclical and seasonal in nature. Mortgage loan production generally is greatest when interest rates are low and declines as rates increase. Seasonal trends in purchase money mortgage originations reflect the pattern of home sales in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. The effect of this seasonality may be muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing mortgage rates, and may be less in the Southeast due to more temperate winter weather than in other parts of the country. In addition, mortgage delinquency rates typically rise temporarily in the winter months driven by mortgagor payment patterns. Our purchase money mortgage loan origination volumes and revenues typically are lowest in the first and fourth calendar quarters and highest in the second and third calendar quarters. Based on MBS projections as of October 24, 2006, mortgage originations in 2007 are expected to be 13.6% less than in 2006.

Contractual Obligations and Off Balance Sheet Arrangements

Interest rate lock commitments (“IRLCs”) are agreements to lend at specified interest rates for loans we intend to sell to third parties. Since many commitments to extend credit may expire without being drawn upon, total commitment amounts do not necessarily represent future cash flow requirements. We had $425.0 million of outstanding IRLCs at September 30, 2006.

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

We have various contractual commitments and financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of September 30, 2006 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
Financing arrangements(1)	$2,313,013	$2,137,753	$—	$—	$175,260
Operating leases(2)	60,595	2,780	21,549	16,503	19,763
Employment agreements(4)	3,182	569	2,613	—	—
Contractual marketing(3)	20,495	3,575	16,422	498	—
Total	$2,397,285	$2,144,677	$40,584	$17,001	$195,023

(1)

Obligations for financing arrangements solely represent principal payments due under existing borrowing agreements and do not include the related future interest payments. Excluded from financing arrangements are $4.1 billion in CDOs issued in association with our securitization transactions. These securitizations are accounted for as secured borrowings with debt issuance directly financing loans held for investment. The CDOs will be repaid as cash is received from borrowers, in the form of scheduled payments, prepayments and curtailments, on the underlying loan balances.

(2)

Included in operating leases are leases for corporate office facilities and stores. We entered into a lease of a new corporate facility at 2002 Summit Boulevard, Atlanta, Georgia in December 2003 to consolidate our Atlanta operations. Additionally, we are still liable for vacated office facilities located at 5775 Glenridge Drive, Atlanta, Georgia until June 2007. The annual rent for our former facility is currently $1.5 million. The landlord of our new corporate facility is contractually obligated to reimburse us for the amount of rent we are obligated to pay for the vacated facility, most of which has been subleased to other tenants.

(3)	Contractual marketing obligations represent costs associated with our SMAs.
(4)

Amounts do not reflect employment agreements entered into with six executive officers on November 1, 2006 and November 8, 2006 representing approximately $1.5 million in future annual salary obligations.

Liquidity and Capital Resources

We expect to structure some of our future securitizations as sale transactions and also to leverage our equity through borrowings, including some securitizations treated as debt for financial reporting and federal income tax purposes. We presently expect to seek a leverage ratio of 18 to 25 times the amount of our equity. For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities, all of which are discussed in more detail below, allow us to include the trust preferred securities issued by HMB Capital Trust I (“Capital Trust I”), Capital Trust IV and Capital Trust V as equity. Our leverage ratio may also be limited by the covenants related to our various credit facilities, which may change from time to time. We also seek to match the maturities of our long-term borrowings, which include CDOs, to the maturities of our loans held for investment. The following discussion summarizes the financing methods that we use to take advantage of financing alternatives available to us.

The Company’s core business activities include, among other things:

•	the origination of mortgage loans to be held in our investment portfolio, and our receipt of principal and interest payments on those mortgage loans;
•	the origination of mortgage loans to be sold into the secondary market, and our receipt of the proceeds from those sales; and
•	funding, on both a short- and a long-term basis, all of the mortgage loans that we originate.

Our core business activities result in cash flows that are reported in the condensed consolidated statement of cash flows in operating activities, as well as in investing activities and financing activities, consistent with the requirements of SFAS No. 95, Statement of Cash Flows. As a result, we believe that a comparison of our distributions solely to our cash flows from operating activities would not provide readers with useful information regarding our liquidity position or our ability to make future dividend distributions that may be required in order to continue to qualify as a REIT, for as long as we may continue to operate our public company as a REIT. Accordingly, we have made no such comparison in this Report.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay interest on and repay the principal amounts of our borrowings, fund and maintain investments, make distributions to our shareholders and pay our general business expenses. We presently believe our current cash balances, funds available under our financing arrangements (as described below) and cash flows from our business activities will be sufficient for our liquidity requirements for the next 12 months. Our investments and assets also generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings. We do, however, expect to continue the expansion of our loans held for investment and investment securities portfolio that we have undertaken, although the rate of expansion may vary over time. To the extent that we determine to pursue any of the strategic alternatives that we presently are considering, additional expenditures of cash likely will be required, perhaps in both the short and long term. From time to time, we may seek additional sources of capital through the issuance of debt or equity securities or by entering into new borrowing facilities. In the past, we have amended our credit facilities to permit additional leverage as we aggregated mortgage loans in anticipation of our initial public offering or in anticipation of securitizations of mortgage loans. We currently have no commitments for any financings other than through our existing facilities, and we cannot assure you that we will be able to access the capital markets or obtain any additional financing at the times required and on terms and conditions acceptable to us, if at all. If we fail to obtain needed additional financing, our growth would be slowed or suspended and/or we will be unable to pursue any such strategic alternatives. Additionally, in the event our cash flows from operating activities, investing activities and financing activities, exclusive of the impact of the payment of a dividend distribution, are insufficient to pay a dividend distribution that we are required to make to maintain our status as a REIT, then our equity offerings, issuances of unsecured debt and the sale of assets (including mortgage loans held for sale and held for investment, and mortgage-backed securities available for sale), are additional sources of cash that we may use to make a particular dividend distribution.

Loan Securitizations

We have completed seven securitizations accounted for as collateralized borrowings since July 2004, resulting in the issuance of approximately $6.3 billion of notes. As of September 30, 2006, the outstanding balance of our collateralized borrowings amounted to $4.1 billion. During the first quarter of 2006, we also completed our first securitization treated as a sale under SFAS No. 140, through the issuance by HomeBanc Mortgage Trust 2006-1 of approximately $451.8 million of notes. We expect to use securitization transactions, whether structured as sales or collateralized borrowings, as a source of liquidity in the future.

Warehouse Facilities

We use a syndicated credit facility with third parties referred to as the “warehouse line” or “warehouse facility.” Under the warehouse line, HBMC borrows funds to originate new mortgage loans, and in turn, pledges the mortgage loans to the warehouse lender as collateral. We maintain a syndicated warehouse facility led by JPMorgan Chase Bank (the “JP Warehouse Facility”), which at September 30, 2006 had $500 million committed. We have the option, subject to receipt of commitments from existing lenders or new lenders who become parties to the JP Warehouse Facility, to increase the aggregate commitment level to $750 million. As of September 30, 2006, the aggregate outstanding balance under the JP Warehouse Facility was $274.8 million, and the aggregate maximum amount available for additional borrowings was $225.2 million.

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

On September 13, 2006, HomeBanc and HBMC entered into the 9/06 Amendment to Credit Agreement (the “9/06 Amendment”), which amended the terms of the JP Warehouse Facility. The 9/06 Amendment modified the limitation on indebtedness covenant to increase the dollar limit on the amount of certain indebtedness that may be issued by HomeBanc or HBMC.

We were in compliance with each of the financial covenants required by the JP Warehouse Facility as of September 30, 2006.

On October 31, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Warehouse Repurchase Agreement”) between JP Morgan Chase Bank and various buyers (the “Buyers”) who are parties thereto. The Warehouse Repurchase Agreement replaces the JP Warehouse Facility, dated as of August 1, 2005, that terminated in accordance with the terms of the agreement on October 31, 2006. The Warehouse Repurchase Agreement provides for a $500 million committed facility under which HomeBanc and HBMC may, from time to time, sell to the Buyers mortgage loans originated by HMBC, with a corresponding agreement from HomeBanc and HBMC to repurchase such loans at a price equal to the original sales price plus a pricing spread which is calculated much like interest on a loan. The pricing spread for all borrowings is based on LIBOR plus a spread ranging from 1.00% to 1.50% depending on the type of collateral or mortgage loan that supports the particular repurchase. Repurchases under the Warehouse Repurchase Agreement are subject to sub-limits (including sub-limits on loan types and the availability of financing for loans repurchased as a result of breaches of their representations and warranties, among other items), advance rates and terms that vary depending on the type of mortgage loans securing the repurchases. Outstanding mortgage loans must be repurchased on the date agreed upon by JPMorgan and HomeBanc or HBMC, as applicable, and on the termination date of the Warehouse Repurchase Agreement, which is October 30, 2007. HomeBanc and HBMC have the option, subject to receipt of commitments from existing buyers or new buyers who become parties to the Warehouse Repurchase Agreement, to increase the aggregate commitment level to $750 million. In the event of a decrease in the market value of the mortgage loans sold to the Buyers such that the purchase price paid to HomeBanc or HBMC exceeds the then current market value of the mortgage loans, HomeBanc and HBMC are required to transfer an additional amount of cash or eligible mortgage loans in an amount equal to the amount of the decrease in market value of such loans.

The Warehouse Repurchase Agreement contains certain financial covenants which require HomeBanc to:

•

maintain minimum adjustable tangible net worth for HomeBanc of not less than $310 million plus an amount equal to 85% of the net proceeds from future equity and Qualified Subordinated Debt offerings. HBMC shall at all times maintain an adjustable tangible net worth of at least $10,000,000.

•	maintain a ratio of total recourse liabilities to adjusted tangible net worth for HomeBanc of no greater than 11 to 1;
•	maintain a maximum ratio of total adjusted liabilities to adjusted tangible net worth no greater than 25 to 1;
•

maintain liquidity (on a consolidated basis) at all times having (a) unencumbered cash and cash equivalents and (b) available borrowing capacity on unencumbered assets under committed warehouse and repurchase facilities equal to not less than $35,000,000; and

•

not permit more than 5% of the aggregate outstanding principal balance of its servicing portfolio of Mortgage Loans owned by HomeBanc or its Affiliates to be in payment default or other material default for thirty (30) days or more.

The Warehouse Repurchase Agreement also contains covenants limiting the ability of HomeBanc and its subsidiaries to:

•	make any material change in the nature of its business as carried on at the date hereof unless JPMorgan consents otherwise in writing;
•	consolidate or merge with another entity, or sell all or substantially all of the assets of HomeBanc or HBMC;
•	pay dividends or distributions to shareholders following the occurrence and during the continuation of an event of default;
•	grant liens on the loans subject to repurchase transactions under the Warehouse Repurchase Agreement;
•	enter into certain guarantees;
•	enter into transactions with affiliates other than in the ordinary course of business and on arm’s length terms; and
•	incur additional future indebtedness under new facilities other than:
•	indebtedness under the Warehouse Repurchase Agreement or any other warehousing, repurchasing or mortgage-related financing agreement used to finance loans originated by HBMC;
•	specified existing indebteness;

•	qualified subordinated indebtedness;
•	indebtedness secured by certain types of mortgage-backed securities;
•	indebtedness supporting trust preferred stock, provided that such indebtedness does not exceed 75% of adjusted tangible net worth;
•	additional indebtedness not to exceed $20 million in the aggregate;
•	up to $200 million of debt securities convertible into HomeBanc common stock; and
•	accounts payable incurred in the ordinary course of business.

Loan Repurchase Agreements

HBMC and HomeBanc also use repurchase agreements to finance a portion of the mortgage loans that they originate. Under these repurchase agreements, HBMC sells a mortgage loan to a counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor.

On February 24, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Merrill Repurchase Agreement”) by and among Merrill Lynch Bank, USA (“Merrill”), HBMC and HomeBanc. The Merrill Repurchase Agreement replaces the Master Repurchase Agreement dated as of February 27, 2002 by and among HomeBanc, HBMC and Merrill Lynch Mortgage Capital Inc., which terminated in accordance with the terms of that agreement, as amended, on February 24, 2006. The Merrill Repurchase Agreement provides for a $150 million uncommitted facility under which HomeBanc and HBMC may sell to Merrill mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a premium, which is calculated much like interest on a loan. The premium rate is reset daily, is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Merrill and HomeBanc or HBMC, as applicable, and on the termination date, which is February 24, 2007. As of September 30, 2006, the outstanding balance under the Merrill Lynch Repurchase Agreement was $5.6 million.

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

•	maintain a maximum ratio of total liabilities, less qualified subordinated debt, to adjusted tangible net worth of:
•	20 to 1 as of the end of any calendar month or any of HomeBanc Corp.’s fiscal quarter or fiscal year ends, and
•	maintain liquidity of at least $10 million at HomeBanc Corp. as of the end of the calendar month.

The Merrill Repurchase Agreement also contains covenants limiting our ability and the ability of our subsidiaries to:

•	transfer or sell all or substantially all of their non-loan assets;
•	grant liens on the loans subject to repurchase transactions under the repurchase agreement;
•	incur additional indebtedness, in excess of $20 million, other than: (1) debt under the Merrill Repurchase Agreement; (2) other debt for borrowed money; and (3) debt owed by HBMC to HomeBanc Corp.;
•	consolidate or merge with another entity, or sell all or substantially all of the assets of HomeBanc Corp. or HBMC; and
•	enter into transactions with affiliates other than in the ordinary course of business and on arm’s-length terms.

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

The Liquid Funding Repurchase Agreement contains covenants limiting our ability and the ability of our subsidiaries to:

•	transfer or sell all or substantially all of their non-loan assets;
•	grant liens on the loans subject to repurchase transactions under the Repurchase Agreement;
•	pay dividends or distributions to shareholders following the occurrence and during the continuation of an event or default;
•	consolidate or merge with another entity, or sell all or substantially all of the assets of HomeBanc and HBMC; and
•	enter into transactions with affiliates other than in the ordinary course of business on arm’s-length terms.

On May 31, 2006, HomeBanc and HBMC entered into Amendment No. 1 (“Liquid Funding Amendment No. 1”) to the Liquid Funding Repurchase Agreement. Liquid Funding Amendment No. 1 eliminates the financial covenants applicable to HomeBanc and HBMC under the terms of the original Liquid Funding Repurchase Agreement. On September 29, 2006, HomeBanc and HBMC entered into Amendment No. 2 (“Liquid Funding Amendment No. 2”) to the Liquid Funding Repurchase Agreement. Liquid Funding Amendment No. 2 deleted a section of the payment provision under the original Liquid Funding Repurchase Agreement, which previously disallowed negative amortization on mortgage loans the Company originates. Liquid Funding Amendment No. 2 also deleted the capitalization of interest provision, in its entirety, under the original Liquid Funding Repurchase Agreement. As of September 30, 2006, we had no outstanding debt under the Liquid Funding Repurchase Agreement.

We were in compliance with all applicable loan repurchase agreement covenants as of September 30, 2006.

Fannie Mae As Soon As Pooled® Plus Program

In connection with the sale of conforming mortgage loans to the Federal National Mortgage Association (“Fannie Mae”) for cash or for their inclusion in a pool of MBS guaranteed by Fannie Mae, HBMC entered into an “As Soon As Pooled® Plus” agreement with Fannie Mae. As of September 30, 2006, the outstanding balance on this facility was $1.7 million.

Loan Aggregation Facilities

HomeBanc Funding Corp. maintains a $500 million uncommitted master repurchase agreement with JPMorgan Chase Bank (the “JPMorgan Chase Bank Repurchase Agreement”). On July 19, 2006, HomeBanc Funding Corp. entered into Amendment No. 8 (the “JPMorgan Chase Bank Amendment”) to the JPMorgan Chase Bank Repurchase Agreement. The JPMorgan Chase Bank Amendment extended the termination of the JPMorgan Chase Bank Repurchase Agreement to June 29, 2007. As of September 30, 2006, the outstanding balance on the JPMorgan Chase Bank Repurchase Agreement amounted to $320.6 million.

HomeBanc Funding Corp. II maintains a similar $300 million uncommitted master repurchase agreement (the “Bear Stearns Repurchase Agreement”) with Bear Stearns Mortgage Capital Corporation (“Bear Stearns”). Under the Bear Stearns Repurchase Agreement, the outstanding balance, when combined with the outstanding balance of the Liquid Funding Repurchase Agreement may not exceed $300 million. On May 31, 2006, HomeBanc Funding Corp. II and Bear Stearns entered into Amendment No. 9 (“Bear Stearns Amendment No. 9”) to the Bear Stearns Repurchase Agreement, which eliminates the financial covenants applicable to HomeBanc under the terms of the Bear Stearns Repurchase Agreement. On September 28, 2006, HomeBanc Funding Corp. II and Bear Stearns entered into Amendment No. 10 (“Bear Stearns Amendment No. 10”) to the Bear Stearns Repurchase Agreement, which extended the termination date of the Bear Stearns Repurchase Agreement to September 27, 2007. As of September 30, 2006, we had no outstanding debt under the Bear Stearns Repurchase Agreement.

These facilities are used to purchase adjustable-rate mortgage loans from HBMC and to aggregate mortgage loans to be held for investment until they are securitized.

We were in compliance with all applicable aggregation facility financial covenants as of September 30, 2006.

Repurchase Agreements for Mortgage-Backed Securities

HomeBanc also uses repurchase agreements to finance investment securities. These repurchase agreements are collateralized by the MBS that they are used to finance, and the terms of the arrangements generally allow us to borrow up to a maximum of 95% of the market value of the securities. As of September 30, 2006, the outstanding balance on these facilities amounted to $1.5 billion.

Trust Preferred Securities

On June 1, 2006, the Company formed Capital Trust IV to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $82.5 million in Capital Trust IV Debentures to Capital Trust IV, which in turn issued $80.0 million in trust preferred securities to a third-party investor and $2.5 million in common trust securities to the Company. The Capital Trust IV trust preferred securities and the Capital Trust IV Debentures mature on June 15, 2036 and are callable by the Company, after five years, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

On September 13, 2006, the Company formed Capital Trust V to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $41.2 million in Capital Trust V Debentures to Capital Trust V, which in turn issued $40.0 million in trust preferred securities to a third-party investor and $1.2 million in common trust securities to the Company. The Capital Trust V trust preferred securities and the Capital Trust V Debentures mature on September 21, 2036 and are callable after five years by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities allow us to include the trust preferred securities issued by Capital Trust I, Capital Trust IV and Capital Trust V as equity.

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

Recent Accounting Developments

During February 2006, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which nullifies the guidance from the FASB’s Derivatives Implementation Group in Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the bifurcation requirements of SFAS No. 133 for certain beneficial interests. The impacts of SFAS No. 155 are to: (1) provide a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarify that only the simplest separations of interest payments and principal payments qualify for the exception from derivative accounting afforded to interest-only strips and principal-only strips; (3) require that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarify that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) allow a qualifying special purpose entity to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 is effective for all instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. We do not currently expect that the new guidance will have a material impact on our financial condition, results of operations or cash flows.

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We have not completed our assessment of the impact that the new guidance will have on our financial condition, results of operations or cash flows.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 creates a common definition of fair value to be used throughout GAAP and prescribes methods for measuring fair value, which should, in combination, make the measurement of fair value more consistent and comparable across companies. The standard also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007. We have not completed our assessment of the impact that the new guidance will have on our financial condition, results of operations or cash flows.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

We are exposed to credit risk from the time we fund mortgage loans until they are either sold or the principal balance is repaid in full. While we have not experienced any significant credit losses to date, in the event of a significant rising interest rate environment and/or economic downturn, mortgage loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. This risk may be magnified if we continue to build our portfolio of adjustable-rate mortgage loans whose rates increase as the base rate (e.g., LIBOR) increases, subject to contractual limits.

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

Interest Rate Risk

Our mortgage loans held for investment also are subject to “spread risk.” We presently expect that the majority of these loans will be adjustable-rate loans valued based on a market credit spread to a benchmark yield such as U.S. Treasury security and LIBOR yields. In other words, their value is dependent upon the yield demanded on such securities by the market based on their credit relative to the benchmark yield. Excessive supply of such loans combined with reduced investor demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark yield to value such loans. Under such conditions, the value of our portfolio of mortgage loans held for investment would tend to decline. Conversely, if the spread used to value such loans were to decrease or tighten, the value of our loan portfolio would tend to increase. Such changes in the market value of our loan portfolio may directly affect our net equity, net income or cash flows or have an indirect effect through their impact on our ability to borrow and access capital.

Our loans held for investment as of September 30, 2006 were primarily comprised of mortgage loans that have interest rates that change at one-month or six-month intervals based on changes in LIBOR. In addition, a portion of the loans that are held for investment are hybrid adjustable-rate loans, which carry an initial fixed coupon rate for the first three, five, seven or ten years, with interest rates that reset each six months thereafter based on the six-month LIBOR rate plus a margin. These mortgage loans also have lifetime caps (maximum allowed interest rates).

The table below shows the change in net interest income we estimate would occur from 50 and 100 basis point increases and decreases in interest rates based upon current funding and derivative financial instrument positions. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis on Mortgage Loans Held for Investment
Interest Rate Change from September 30, 2006	Change in Net Interest Income	Percentage Change in Nest Interest Income
(in basis points)	(Dollars in thousands)
+100	$(514)	(1.0)%
+50	(193)	(0.4)
-50	(1,351)	(2.7)
-100	(5,518)	(11.0)

Our mortgage loans held for sale as of September 30, 2006 were comprised of adjustable- and fixed-rate mortgage loans. The interest rates on adjustable-rate mortgage loans reset at various intervals and are generally subject to lifetime caps, while the rates on fixed-rate loans do not change. We also originate hybrid loans with both fixed and variable pricing components. We presently do not believe that we have significant interest rate risk on our mortgage loans held for sale under most of the interest rate scenarios we believe likely to occur. However, should interest rates move significantly before we sell the loans, we would be more significantly affected by the change in interest rates.

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

The following table summarizes the sensitivity of the fair value of our mortgage loans held for sale and IRLCs and of the related derivative financial instruments to instantaneous shifts of various magnitudes in the yield curve:

	+100 Basis Points	+50 Basis Points	-50 Basis Points	-100 Basis Points
	(Dollars in millions)
As of September 30, 2006
Change in fair value of mortgage loans held for sale
and IRLCs	$(16.874)	$(8.444)	$7.950	$12.271
Change in fair value of derivative financial
instruments related to loans held for sale and IRLCs	7.024	3.313	(2.698)	(4.983)
Net Change	$(9.850)	$(5.131)	$5.252	$7.288

Our MSR portfolio provides a natural hedge against changes in the fair value of our mortgage loans held for sale and IRLCs, diminishing the overall impact to the organization of shifts in the yield curve.

Changes in market interest rates affect our estimates of the fair value of our investment securities.

The table below shows the change in fair value of our investment securities we estimate would occur from 50 and 100 basis point increases and decreases in interest rates. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis on Investment Securities
Interest Rate Change from September 30, 2006	Change in Fair Value	Percentage Change in Fair Market Value
(in basis points)	(Dollars in thousands)
+100	$(60,271)	(3.7)%
+50	(27,607)	(1.7)
-50	20,857	1.3
-100	30,958	2.0

Item 4: Controls and Procedures

HomeBanc’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information HomeBanc is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information HomeBanc files or submits under the Exchange Act is accumulated and communicated to HomeBanc’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

HomeBanc’s management has evaluated, with the participation of HomeBanc’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2006, HomeBanc’s disclosure controls and procedures are effective in ensuring, to a reasonable assurance level, that all material information required to be disclosed and filed in this Report was recorded, summarized and reported within the time period required by the SEC’s rules and forms.

HomeBanc assesses, and may change, its technology solutions from time to time to keep pace with growth in our operations.

There was no change in HomeBanc’s internal control over financial reporting identified in connection with that evaluation that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to affect, HomeBanc’s internal controls over financial reporting.

PART II

Item 1: Legal Proceedings

The nature of our business requires compliance with various state and federal lending laws and exposes us to a variety of legal proceedings and matters in the ordinary course of business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. We are also subject to legal proceedings from time to time related to employee and employment issues. We have established litigation reserves where we deemed necessary in accordance with GAAP, which includes subjective judgments on our part based upon the particular facts and status of the case as we understand them at that time.

Over the past few years, the number and scope of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and others with sales duties are required to be paid overtime under the Fair Labor Standards Act appear to be increasing. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs.  We have received several such claims and currently have several lawsuits pending in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they are owed back pay for unpaid overtime.  In particular, the following putative collective actions of this nature are presently pending against the Company: King et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 2:06-cv-96-Ftm-99SC, United States District Court for the Middle District of Florida; Tyler et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 0:06-60332-CIV, United States District Court for the Southern District of Florida; and Clements et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 1:06-CV-2217-ODE, United States District Court for the Northern District of Georgia. A motion for conditional class certification is presently pending in the King case. In addition to the foregoing, the Company is also defending three actions in which non-exempt employees allege that they were entitled to overtime in addition to what they were paid. The styles of these cases are Lyew v. HomeBanc Mortgage Corporation, Civil Action No. 06-0615-CIV, United States District Court for the Southern District of Florida; Gilhuly v. HomeBanc Mortgage Corporation, 6:06-CV-1669, United States District Court for the Middle District of Florida; and Davis v. HomeBanc Mortgage Corporation, 6:06-CV-1668; United States District Court for the Middle District of Florida. In each of the above-stated actions, plaintiffs are seeking an unspecified dollar amount of damages to be determined under statutory formulae.  The dollar amount of these damages presently is not estimable due to the uncertainty of the class certification and the number of potential participants in any class that may be certified. Accordingly, we have not established a litigation reserve for any of these cases. We are vigorously defending these proceedings.

We cannot predict the outcome of any of the litigation pending or threatened against us, nor can we predict the effect that any of this litigation might have on us, our business, financial condition or results of operations.

Item 1A: Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and our quarterly reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our quarterly reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The disclosure set forth below supplements and updates the risk factors included in Part I under the caption “Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006:

Risks associated with geographic expansion of our business may adversely affect our business.

We have plans to open full-service stores in 2007 in two markets: Nashville, Tennessee in addition to another store within one of three locations currently under consideration. In addition, we may seek to expand our existing mortgage loan origination activities into additional geographic markets. Any expansion into new markets will require significant expenditures and may place additional demands on our management, operational and financial resources. If we are unable to manage any geographic expansion efforts effectively, our revenues and results of operations may be negatively affected, which may affect our ability to make distributions to our shareholders.

We are considering any number of strategic alternatives, and this process may negatively affect our business, results of operations and the price of our shares of common stock.

We presently are considering and evaluating any number of strategic alternatives that may be available to us. Although we presently hope to determine which alternative to pursue during early 2007, we cannot, and do not, make any assurances as to when we will make any such determination, or as to when we will conclude this process. In addition, once we make such a determination, we may not be in a position to announce our decision to the public, as a result of then existing confidentiality and other concerns. Accordingly, the current uncertainty regarding our company may continue to exist for the foreseeable future.

As we consider and evaluate alternatives, we face a number of risks, including, without limitation, the following:

•

our management team and board of directors are heavily engaged in this process, and the diversion of their attention from our day-to-day business and operations may detract from their business productivity;

•	we are incurring, and will continue to incur, significant expenses related to this process, including expenses related to our outside legal counsel and other advisors;
•	our stock price has been, and may continue to be, negatively affected by the uncertainty in the market resulting from this process, and the uncertainty regarding the future of our company;
•	we may be unable to identify a strategic alternative that is attractive to us and our shareholders;
•	we may be unable to complete the alternative that we choose on the terms that we anticipated, or on terms that otherwise are attractive to us; and
•	we may be unable to realize the anticipated benefits of any such strategic alternative we choose to pursue.

If any of the foregoing risks were to occur, our business, results of operations and price of our common stock would be negatively affected.

Our decision to no longer elect to be treated as a REIT beginning in 2007 could negatively affect our business, operations and the price of our common stock.

We presently expect that we will elect to no longer be treated as a REIT, beginning in 2007. This decision involves a number of risks, including, without limitation:

•	as a result of the change in our operating model, our new corporate structure would be less efficient from a tax perspective, and we would pay a higher amount of taxes;
•

we may be unable to obtain the consents and approvals required to implement that decision, including, without limitation, those approvals and consents required from our board of directors, our shareholders and third parties with whom we have business relationships; and

•

we may be unable to realize the anticipated short- or long-term benefits from this change in operating structure, or from the other transactions that we may anticipate pursuing in conjunction with this change in corporate structure.

We may not realize the expected benefits from our expense reduction measures.

As part of our efforts to reduce expenses and better position ourselves to compete in the current mortgage finance environment, we recently implemented a reduction in G&A headcount, mostly at our HomeBanc headquarters in Atlanta. We have also implemented a hiring freeze for G&A and other non-sales, non-revenue-generating personnel. However, we cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in expected cost savings.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

On June 1, 2006, the Company formed Capital Trust IV to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $82.5 million in Capital Trust IV Debentures to Capital Trust IV, which in turn issued $80.0 million in trust preferred securities to a third-party investor and $2.5 million in common trust securities to the Company. The Capital Trust IV trust preferred securities and the Capital Trust IV Debentures mature on June 15, 2036 and are callable after five years by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

On September 21, 2006, the Company formed Capital Trust V to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $41.2 million in Capital Trust V Debentures to Capital Trust V, which in turn issued $40.0 million in trust preferred securities to a third-party investor and $1.2 million in common trust securities to the Company. The Capital Trust V trust preferred securities and the Capital Trust V Debentures mature on September 21, 2036 and are callable after five years by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

The net proceeds of the issuances were used to repay debt under existing borrowing facilities.

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

10.11(i)	Employment Agreement, dated as of November 1, 2006, between J. Michael Barber and HomeBanc Corp.(1)*

10.11(ii)	Employment Agreement, dated as of November 1, 2006, between Charles W. McGuire and HomeBanc Corp.(1)*

10.11(iii)	Employment Agreement, dated as of November 1, 2006, between Norbert C. Theisen and HomeBanc Corp.(1)*

10.11(iv)	Employment Agreement, dated as of November 1, 2006, between Debra F. Watkins and HomeBanc Corp.(1)*

10.11(v)	Employment Agreement, dated as of November 1, 2006, between Jacqueline E. Yeaney and HomeBanc Corp.(1)*

10.11(vi)	Employment Agreement, dated as of November 8, 2006, between John Kubiak and HomeBanc Corp.(1)*

11	Statement Regarding Computation of Per Share Earnings.***

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges. (1)

12.2	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. (1)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a). (1)

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a). (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)**

32.2	Certification of the Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)**

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2006.

HOMEBANC CORP.

November 9, 2006	By:	/s/ PATRICK S. FLOOD
Patrick S. Flood
Chairman and Chief Executive Officer

November 9, 2006	By:	/s/ KEVIN D. RACE
Kevin D. Race
President, Chief Financial Officer and Chief Operating Officer