Form 10-K
period 2006-12-31
HOMEBANC CORP
filed 2007-03-15
CIK 1283683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

At June 30, 2006, the aggregate market value of the voting stock held by non-affiliates was $447.6 million, based on the closing price of the Registrant’s common stock, par value $.01 per share, on the New York Stock Exchange.

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of March 1, 2007 was 56,994,421.

DOCUMENTS INCORPORATED BY REFERENCE

None.

We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

i

IMPORTANT INFORMATION ABOUT THIS REPORT

In this Report, the words “Company,” “we,” “us” and “our” mean HomeBanc Corp., including its subsidiaries, as well as HomeBanc Corp.’s predecessors and their subsidiaries. “HBMC” refers to HomeBanc Mortgage Corporation, which became our wholly-owned subsidiary pursuant to a reorganization that we effected in connection with our initial public offering (“IPO”), which was completed on July 19, 2004. Prior to the reorganization, HBMC was wholly-owned by HBMC Holdings, LLC, which we refer to in this Report as “Holdings.” Except as otherwise indicated, we refer throughout this Report to the reorganization as having been completed prior to the period covered by this Report.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this Report are “forward-looking statements” within the meaning, and subject to the protections, of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “outlook,” “target,” and other similar words and expressions of the future. Such forward-looking statements include, without limitation, statements regarding:

•

our decision to elect not to operate our public company as a real estate investment trust (“REIT”) beginning in 2007, as well as our ability to identify and pursue the most appropriate means of implementing this change in our operating model, including, without limitation, through potential changes in our corporate structure;

•

our business strategy, including, without limitation, our recent and anticipated changes to that strategy and the anticipated effects of these new strategies, as discussed in Part I of this Report under the caption “Important Information Regarding our Strategic Plans” and elsewhere in this Report;

•	alternative strategies that we may consider to increase our loan origination volume;

•	the use of proceeds from the sale of certain of our assets, including, without limitation, the sale of substantially all of our mortgage-backed securities (“MBS”) portfolio;

•	our share repurchase program and the effects of that program, including, without limitation, that the program would be accretive to our book value;

•	our ability to operate more efficiently in 2007 and future periods;

•	expected savings from the restructuring of our field operations;

•	the reduction in costs, and increase in productivity, of our strategic marketing alliances (“SMAs”), as well as our projected SMA costs in 2007;

•	expected benefits to us from our investments in SMAs;

•	our ability to maintain our high level of customer service;

•	our ability to grow our business, including, without limitation, through geographic growth and the opening of new stores;

•	new store openings in 2007, and the timing of operating those stores on a break-even and accretive basis;

•	future performance, including earnings under accounting principles generally accepted in the United States of America (“GAAP”), developments or market forecasts;

•	projected leverage ratios, capital needs and the timing of future financings; and

•	projected capital expenditures.

It is important to note that the description of our business, in general, and our financings through the issuance of collateralized debt obligations (“CDOs”), in particular, is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, and the types of assets we hold, the products that we offer, the amount of leverage we use, the liabilities we incur, our hedging activities, our corporate structure (including without limitation, the election, for as long as we may continue to do so, of our public company to be treated as a REIT), our business strategy and other characteristics of our business assets and liabilities are subject to reevaluation and change from time to time without notice.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•

risks related to our present intention to elect not to operate our public company as a REIT beginning in 2007, including, without limitation, our ability to obtain all required approvals and consents, and pay all expenses, to implement this change in our operating model, as well as our ability to determine a means of completing such a change in our operating model through a transaction upon terms that are favorable to us;

•	our inability to achieve the benefits we anticipate from our election not to operate as a REIT beginning in 2007;

•	our inability to successfully identify, consummate and realize the anticipated benefits of one or more strategic transactions or other corporate changes that we may pursue;

•	our inability to successfully apply our current business strategy, including, without limitation, our recent changes to that strategy;

•

our inability to successfully implement the cost reduction measures and other streamlining and efficiency measures that we have identified, and our inability to effectively operate our business after taking such measures;

•	unanticipated changes in the mortgage market or the further deterioration of economic and real estate market conditions in our markets generally, and in particular in our Florida markets;

•

the failure of our strategies and plans designed to improve the profitability of our mortgage origination business, including, without limitation, those strategies and plans related to improving the efficiency of the infrastructure, origination process and other aspects of our mortgage origination business, as well as those strategies and plans related to maintaining and increasing the level of our mortgage loan origination volume;

•	the failure of our strategies and plans designed to position us to grow our business in future periods and to maintain and improve our book value in the long-term;

•

our inability to effectively restructure our field operations and to realize the anticipated benefits of that restructuring, including, without limitation, as a result of any increases in the salaries that we pay to our associates and the increase of any other costs associated with our field operations;

•

our inability to continue to meet our high customer service standards, and to maintain positive customer relationships generally, including, without limitation, after implementing our cost reduction measures and other strategic plans;

•

our inability to apply the net proceeds from the sale of our MBS portfolio in the manner that we anticipate, whether as a result of market conditions, relationships with third parties, unanticipated uses of capital or otherwise;

•	our inability to implement or execute a share repurchase program on a timely and effective basis, if at all;

•	failures in our assumptions underlying the value of our business and our common stock and, accordingly, the anticipated accretive value of our proposed share repurchase program;

•

risks related to managing our SMAs to reduce the overall cost of SMAs while increasing their productivity, including, without limitation, risks related to terminating certain SMA relationships and the risk that our loan origination volume may suffer;

•	risks related to our ability to maintain investor confidence and market credibility as we revise our business strategy and corporate model;

•

risks related to changes in our executive management team, including, without limitation, the risk that members of our management team have been given additional management responsibilities, which could limit their ability to perform the functions required by their position;

•

the risks that we may be unable to sell assets on attractive terms, such sales would result in the loss of the returns from the assets sold, and we may not realize the expected benefits from employing the liquidity created from such sales;

•	the risks of changes in interest rates and the yield curve on our mortgage loan production, our product mix, our interest rate sensitive assets and liabilities, and our net interest margin;

•	mortgage loan prepayment assumptions and estimated lives of loans and the estimates used to value our mortgage servicing rights (“MSRs”);

•	risks inherent in originating and holding mortgage loans, including, without limitation, the risks of early principal repayment and fluctuations in collateral values;

•	risks related to the high concentration of our mortgage loan originations in the Southeast in general and Florida in particular;

•

our relative lack of diversity of operations and product offerings and the risk that we may be forced to further reduce the number of mortgage loan products that we offer in response to regulatory changes, recent market conditions or otherwise;

•	risks in our ability to retain experienced loan officers;

•

the effects of weather-related events that may result in property damage and increased costs of property ownership as well as a reduction in mortgage loan origination volume or an alteration of the timing of mortgage loan closings;

•	risks associated with expansion of our business, including expansion into new geographic markets and the introduction of new mortgage loan products and growth through acquisitions;

•	our inability to open new stores on a timely and effective basis, if at all, and to operate those stores on a profitable basis;

•

our inability to open new stores in 2007, whether as a result of market conditions, the lack of qualified personnel to staff those stores on terms that are attractive to us, the financial performance and liquidity of our company, or otherwise;

•	risks inherent in the application of our accounting policies as described in the footnotes to the consolidated financial statements included in our filings with the SEC;

•	risks of maintaining securities held available for sale whose value must be marked to market in our periodic consolidated financial statements;

•

pricing pressure that could negatively impact gain on sale relative to the amount of loans sold, which have been exacerbated as we have in recent periods sold more of the mortgage loans that we originate into the secondary market;

•	future economic or business conditions and general consumer confidence and spending habits;

•

governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations, applicable to both corporate and individual taxpayers, and changes in the regulation of government-sponsored enterprises (“GSEs”), such as Fannie Mae and Freddie Mac, and the related changes in their required capital and activities;

•

federal and state regulations governing the mortgage lending industry and the risk that changes in or in the application of such regulations may adversely impact our business or make compliance more difficult or expensive;

•	interest rate risks and credit risks of customers and counterparties;

•	loan loss experience and the rate of loan charge-offs;

•

the uncertainties and costs of litigation, including, without limitation, the litigation that is described in this Report, and the risk that we will be required to establish reserves for that litigation and any other litigation to which we may become subject, which would negatively affect our financial condition and results of operations;

•	the percentage of mortgage loan applications that will result in closed loans;

•	loss experience arising from alleged breaches of representations and warranties provided to third-party buyers of mortgage loans originated by us;

•	risks in our ability to meet the requirements for operation of our public company, for as long as we may continue to do so, as a REIT;

•	our limited experience as a servicer of mortgage loans;

•	competition that we face from a wide variety of local, regional, national and other originators and sellers of mortgage loans, and changes in the secondary mortgage market and investors therein;

•	risks in our ability to raise additional capital or enter into additional financing arrangements on terms that are attractive to us;

•	the failure of assumptions underlying accounting estimates including, without limitation, allowance for loan losses (the “Allowance”) and litigation reserves;

•

the risks of mergers, acquisitions, joint ventures and/or divestitures, including, without limitation, the related time and costs of implementing such transactions, failure to identify all favorable alternatives, and the possible failure to integrate operations or achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in GAAP and related industry practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	our inability to continue to satisfy the listing requirements of the NYSE or another national securities exchange or automated quotation system;

•	changes in our industry or in the rate of growth in the markets that we serve;

•	the risk that we will not be able to purchase mortgage loans from third parties for our investment portfolio on terms that are attractive to us;

•	the effects of war or other conflict, acts of terrorism, natural disasters or other catastrophic events, including hurricanes, that may affect general economic conditions; and

•

other factors and other information discussed in this Report, including, without limitation, those discussed under “Risk Factors” in Item 1A of this Report, as well as those risk factors and other information included in our future filings with the Securities and Exchange Commission (“SEC”).

All written or oral statements that are made by or are attributable to the Company are expressly qualified in their entirety by this cautionary notice. You should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. We have no obligation and do not undertake to publicly update, revise or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise, except as may be required by law.

GLOSSARY OF TERMS

Certain terms used throughout this Report that are not otherwise defined have the meanings that are included below.

Accumulated other comprehensive income or AOCI—The cumulative effect, included in shareholders’ equity, of revenue, expenses, gains and losses that, under GAAP, are included in comprehensive income but excluded from net income for a period. The most common sources of other comprehensive income are changes in fair values of investments in marketable equity securities classified as available for sale under Statement of Financial Accounting Standards No. 115 and the effective portion of changes in the fair value of derivative financial instruments designated in cash flow hedging relationships under Statement of Financial Accounting Standards No. 133. AOCI is presented net of income taxes, if applicable.

Aggregation credit facility—Lending arrangement maintained by HomeBanc to finance, through master repurchase agreements, the aggregation of mortgage loans until securitization.

Allowance for loan losses—The amount considered by management to be adequate to cover estimated probable incurred losses in the mortgage loans held for investment portfolio. The specific accounts that will ultimately result in losses may not be known.

Basis point—The equivalent of one-hundredth of one percent (0.01). One hundred basis points equals one percent. This unit is commonly used to measure movements in interest yields and rates and other gains or rates of return.

Basis risk—The risk resulting from an asset and the associated financing source repricing based upon different indices.

Basis swaps—Interest rate swaps utilized to hedge basis risk by creating a link between an existing designated asset (or group of similar assets) with variable cash flows and an existing designated liability (or group of similar liabilities) with variable cash flows.

Carrybacks—Deductions or credits that cannot be utilized on an income tax return during a given year that may be carried back to reduce taxable income or taxes payable in a prior year. An operating loss carryback is an excess of tax deductions over gross income in a year; a tax credit carryback is the amount by which tax credits available for utilization exceed statutory limitations. Different tax jurisdictions have different rules about whether excess deductions or credits may be carried back and the length of the applicable carryback period.

Carryforwards—Deductions or credits that cannot be utilized on the tax return during a year that may be carried forward to reduce taxable income or taxes payable in a future year. An operating loss carryforward is an excess of tax deductions over gross income in a year; a tax credit carryforward is the amount by which tax credits available for utilization exceed statutory limitations. Different tax jurisdictions have different rules about whether excess deductions or credits may be carried forward and the length of the applicable carryforward period. The terms carryforward, operating loss carryforward and tax credit carryforward refer to the amounts of those items, if any, reported in an income tax return for the current year.

Current tax expense or benefit—The amount of income taxes paid or payable (or refundable) for a year as determined by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues for that year.

Cash flow hedge—Involves the designation, under Statement of Financial Accounting Standards No. 133, of a derivative financial instrument as a hedge of exposure to the variability in cash flows associated with a particular type of risk. When the requirements of Statement of Financial Accounting Standards No. 133 are met, changes in the fair value of the designated derivative financial instrument are initially reported in equity (as AOCI) and later reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

Charge-offs—The amounts charged against the allowance for loan losses to reduce specific loans to their net realizable value.

Collateralized debt obligation or CDO—Debt recognized in association with securitization transactions that do not qualify for sale treatment under Statement of Financial Accounting Standards No. 140. Because these transactions do not qualify for sale treatment, they are treated as secured borrowings with mortgage loans serving as collateral for the issuance of debt to third parties.

Commissioned sales associate—A person who offers and originates mortgage loans to the general public on behalf of HomeBanc Mortgage Corporation.

Comprehensive income—The change in equity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income can be broken into net income and other comprehensive income.

Constant prepayment rate or CPR—the speed at which mortgage loans are paid before they are due. The rate is expressed as a percentage of the outstanding principal in a mortgage pool that is prepaid during a period.

Deductible temporary difference—Temporary differences that result in tax deductible amounts in future years when the related asset or liability is recovered or settled, respectively.

Deferred tax asset—The deferred tax consequences attributable to temporary differences that are deductible in future years as well as carryforwards. A deferred tax asset is measured using the applicable enacted tax rate and provisions of the enacted tax law. A deferred tax asset is reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Deferred tax consequences—The future effects on income taxes as measured by the applicable enacted tax rate and provisions of the enacted tax law resulting from temporary differences and carryforwards at the end of the current year.

Deferred tax expense or benefit—The net change during the year in an enterprise’s deferred tax liabilities and assets. Income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, extraordinary items, and items charged or credited directly to shareholders’ equity.

Deferred tax liability—The deferred tax consequences attributable to temporary differences that are taxable in future years. A deferred tax liability is measured using the applicable enacted tax rate and provisions of the enacted tax law.

Department of Housing and Urban Development or HUD—A governmental entity responsible for the implementation and administration of housing and urban development programs.

Department of Veterans Affairs or VA—A cabinet-level agency of the federal government, which administers a variety of benefit programs designed to facilitate the adjustment of returning veterans to civilian life. Among the benefit programs is the VA Home Loan Guaranty program, which encourages mortgage lenders to offer long-term, low down payment financing to eligible veterans by partially guaranteeing the lender against loss upon foreclosure.

Derivative financial instrument—A contract or agreement whose value is derived from changes in interest rates, foreign exchange rates, prices of securities or commodities, or financial or commodity indices.

Diluted earnings per common share—Net income, divided by average common shares outstanding plus the number of common shares that would be outstanding if all dilutive common shares had been issued. Dilutive common shares, for example, would represent outstanding options where the average stock price exceeds the price at which the option was granted.

Earnings per share of common stock—Net income, divided by the average number of shares of common stock outstanding in the period.

Fannie Mae—The entity formerly known as the Federal National Mortgage Association, or any successor thereto.

Federal Housing Administration or FHA—A federal agency within the Department of Housing and Urban Development that provides mortgage insurance for residential mortgages and sets standards for construction and underwriting.

Freddie Mac—The entity formerly known as the Federal Home Loan Mortgage Association, or any successor thereto.

Forward contracts—Contracts representing commitments either to purchase or sell, at a specified future date, a specified security or financial instrument at a specified price. They may be settled in cash or through delivery and are generally short-term in nature.

GAAP—Accounting principles generally accepted in the United States of America.

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

Interest rate caps and floors—Derivative financial instrument contracts with notional principal amounts that require the seller, in exchange for a fee, to make payments to the purchaser if a specified market interest rate exceeds a fixed upper “capped” level or falls below a fixed lower “floor” level on specified future dates.

Interest rate lock commitment or IRLC—A commitment resulting from a request made by a borrower to hold available for them an offered interest rate for an agreed-upon period of time.

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

Master repurchase agreement—A method of short-term financing where one party agrees to buy back, at a future date (often overnight, but sometimes longer) and an agreed-upon price, a security or other asset it sells to another party.

Mortgage-backed securities or MBS—Securities backed by a pool of mortgage loans. Principal and interest payments on the underlying mortgage loans are used to pay principal and interest on the securities.

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

Other comprehensive income—Revenue, expenses, gains and losses that, under GAAP, are included in comprehensive income but excluded from net income for a period. The most common sources of other comprehensive income are changes in fair values of investments in marketable equity securities classified as available for sale under Statement of Financial Accounting Standards No. 115 and the effective portion of changes in the fair value of derivative financial instruments designated in cash flow hedging relationships under Statement of Financial Accounting Standards No. 133.

Provision for loan losses—The periodic charge to earnings for probable losses inherent in the mortgage loans held for investment portfolio. This amount is added to our allowance for loan losses. The specific accounts that will ultimately result in losses may not be known when the provision for loan losses is recorded.

Purchase money mortgages—Mortgage loans originated in connection with the purchase of real property.

Recoveries—The amount added to the allowance for loan losses when funds are received on a loan which was previously charged off.

REIT taxable income—Taxable income calculated under the Internal Revenue Code of 1986, as amended, for purposes of the REIT distribution requirement. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from taxable REIT subsidiaries (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders and earnings retained by taxable REIT subsidiaries), plus 90% of net after-tax income from foreclosure property. REIT taxable income is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that REIT taxable income is an additional meaningful measure to evaluate our operating performance.

Restricted stock unit or RSU—A form of stock-based compensation extended to associates of HomeBanc which represents the right to receive shares of common stock in the future, subject to the satisfaction of related vesting requirements. Until an RSU is settled and stock is delivered, the grantee does not own actual shares of stock and, therefore, does not have voting rights or receive dividends. RSUs were granted with attached dividend equivalent rights.

Restructured loans—Loans where the lender, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Securitized assets or securitization—The process by which financial assets are packaged, underwritten and sold as securities, often in multiple classes.

Stock appreciation right or SAR—A form of stock-based compensation extended to associates of HomeBanc which entitles the grantee to a payment equal to the appreciation in value of the underlying common stock over a specified period of time. SARs may be granted with dividend equivalent rights.

Strategic marketing alliance or SMA—An alliance formed with a builder or realtor to share facilities and advertising to increase opportunities to originate purchase money mortgage loans.

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

Valuation allowance—(1) The portion of an asset or group of assets (e.g., mortgage loans held for sale) for which the asset’s recorded value, without consideration of a valuation allowance, is in excess of its fair value; or (2) the portion of an asset (e.g., deferred tax asset) for which it is more likely than not that a benefit will not be realized.

Warehouse line—A secured borrowing facility which is used to fund the holding, usually prior to securitization, of mortgage loans. Borrowings under the facility are typically paid back and re-borrowed as the mortgage loans held for sale balance fluctuates.

PART I

IMPORTANT INFORMATION REGARDING OUR STRATEGIC PLANS

Since 2003, we have changed our strategic plan in a number of important ways. This Report contains financial and other information relating to historical periods during which we made significant changes to our strategic plans. It is very important that you read and consider the following summary of our historical and current strategic plans in conjunction with the other information contained in this Report.

This is a summary of some of the more important aspects of the historical and current changes in our strategic plan. Because it is only a summary, it may not provide the level of detail, or the related statistical and other information, that may be important to you. For a more complete understanding of our historical and current strategic plans, and the effects of those plans on our financial condition and results of operations, you should review carefully all of the information contained in this Report, including, without limitation, the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as all of the information contained in our other historical and future filings that we make with the SEC.

Our Background

Prior to the formation of HomeBanc Corp. in 2004:

•	HBMC was a privately held mortgage loan origination company that sold, in whole loan and securitized form, substantially all of the mortgage loans that it originated to third parties;

•	HBMC realized gain on sale income from the sales of the mortgage loans that it originated;

•	HBMC did not have, and did not seek to create, a significant investment portfolio of mortgage loans or other assets; and

•

HBMC routinely transferred the servicing responsibilities on mortgage loans that it originated, other than construction-to-permanent loans during the construction phase, to third-party servicers shortly after the origination of the loans, until December 2003, when HBMC began to also retain servicing on substantially all of its nonconforming interest-only adjustable-rate mortgage loans and a limited number of Fannie Mae mortgage loans that it sold.

Our Initial Public Offering and Reorganization

In July 2004, we completed our IPO and a related corporate reorganization, which resulted in HomeBanc Corp. becoming a publicly held, parent holding company of HBMC. We also elected for HomeBanc Corp. to be treated as a REIT for federal income tax purposes, which, among other things, required us to distribute to our shareholders at least 90% of our REIT taxable income.

Following our IPO and corporate reorganization, we implemented the following new strategy:

•	we continued to sell to third parties a majority of the fixed-rate mortgage loans that we originated, and we earned revenue reported as gain on sale of mortgage loans; and

•

we began to build a leveraged portfolio of the prime adjustable-rate mortgage (“ARM”) loans that we originated, that met our investment criteria and that we funded by issuing CDOs in connection with our securitizations, and began to earn revenue reported as net interest income.

We believed that this REIT/portfolio model would create greater tax efficiencies, enable us to take advantage of what we perceived as being inappropriate pricing in the secondary market for certain mortgage loan products, and provide greater returns and value to our shareholders.

Because market conditions in 2005 were relatively favorable, we were able to increase our mortgage loan origination volume and the size of our investment portfolio during that period. Consistent with our strategic plan at that time, we were able to realize gain on sale income from the sale of our fixed-rate mortgage loans and net interest income from our investment portfolio, comprised largely of adjustable-rate mortgage loans. Given our experience in 2004 and 2005, we believed that the differences between our income for GAAP purposes, on the one hand, and our REIT taxable income, on the other hand, would naturally narrow over time.

Strategic Changes Made in Response to the Adverse Market Conditions in 2006

In 2006, we began to face, and suffer from, severely adverse market conditions in the mortgage loan origination industry, especially in Florida, one of our primary markets. Our mortgage loan origination volume began to decrease to levels significantly lower than those we enjoyed in previous periods.

In response to these adverse market conditions, we took the following steps during 2006:

•

In an effort to generate greater short-term income, and to continue to narrow the difference between our GAAP income and our REIT taxable income, we began to sell substantially all of the mortgage loans that we originated; and

•	In lieu of transferring mortgage loans to our investment portfolio, we began to purchase and hold MBS to supplement our net interest income.

However, two trends worked to negate the anticipated benefits from this change in strategy:

•

Competitive conditions in the secondary market created pricing compression, which, in turn, reduced the amount of gain on sale income that we realized from selling mortgage loans into the secondary market; as a result, although we sold significantly greater amounts of mortgage loans, we generated only modest incremental returns from those sales; and

•

Our decision to purchase MBS, which tend to generate a lower net interest margin than mortgage loans, to “replace” the mortgage loans that we otherwise would have transferred to our portfolio, but instead sold, resulted in a decrease in the net interest income from our investment portfolio.

In addition, during 2006, we also began retaining servicing rights in respect of a greater percentage of the adjustable-rate mortgage loans that we sold to unrelated third parties, and in August 2006, we began retaining servicing rights in respect of substantially all of the conforming mortgage loans sold to, or included in MBS guaranteed by, Fannie Mae and Freddie Mac.

Our Current Strategic Plans for 2007

We have announced our intent to change our corporate model so that our publicly held parent company will no longer elect to be treated as a REIT beginning in 2007. We presently are considering and evaluating the most appropriate means of implementing this change in our corporate model, including potential changes in our corporate structure.

We expect to realize the following benefits, among others, from our decision to no longer operate as a publicly held REIT:

•	We will have the ability to retain a greater portion of our earnings, as we will no longer be required to distribute at least 90% of our earnings to public shareholders; and

•	We will have greater corporate flexibility, including, without limitation, in considering business opportunities and other changes in our strategy, including possibly migrating to a depository model.

As a result, we do not expect to pay dividends on our common stock in the foreseeable future, although we expect to continue to pay dividends on our 10% Series A Cumulative Redeemable Preferred Stock.

In addition, we have identified a number of other strategic measures for 2007 that are designed to improve our operating efficiencies and opportunities for growth:

•

In the first quarter of 2007, we sold substantially all of our MBS portfolio as a means of generating liquidity, and we determined that, in the near term, we would not make any additional significant purchases of MBS to be held in our investment portfolio at the REIT;

•

In February 2007, we announced a share repurchase program, pursuant to which we intend to use a portion of the proceeds from the sale of the MBS portfolio to repurchase up to $16.5 million of our common stock;

•

We intend to use the remaining proceeds from the sale of our MBS portfolio for liquidity and other general corporate purposes, for costs associated with our proposed change in corporate operating structure, and for capital management purposes, including, but not limited to, potentially refinancing outstanding debt and trust preferred securities;

•

We may contribute to HBMC the ownership interest in certain of our securitization trusts, which are nearing their “clean up call;” HBMC will have greater flexibility than us in selling or funding the underlying loans;

•

We have undertaken significant cost reduction measures that include reducing the number of our personnel, reducing the number and expenses of our SMAs, streamlining our origination process, “right-sizing” our corporate infrastructure and improving efficiencies throughout our organization;

•	We expect to supplement our mortgage loan portfolio through purchases, from time to time, of mortgage loans, which meet our investment criteria, from other originators;

•	We expect to originate mortgage loans through a direct lending channel; and

•	We expect to open a new store location in Nashville, Tennessee in April 2007, and we intend to open two new stores in other new markets in 2007.

We continue to consider any number of alternative and/or additional strategic plans, and we may change our strategy at any time. The preceding description of our current strategy speaks only as of the date hereof and is subject to, among other things, our ability to execute that strategy on terms that are favorable to us. Accordingly, you should not rely upon the preceding description of our strategy.

Item 1.  Business

We are a Georgia corporation formed in March 2004 to: (1) become the parent holding company of HBMC, a residential mortgage lender that originates loans through a retail network of stores and SMAs, and (2) hold a leveraged portfolio of prime adjustable-rate mortgage loans and other real estate related assets. HBMC and its predecessors have been in the residential mortgage loan origination business for over 20 years. In connection with our IPO, we completed a corporate reorganization, discussed in more detail below, that resulted in our owning 100% of the outstanding common stock of HBMC. We elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for the tax year ended December 31, 2004 and expect to continue this election through December 31, 2006. HBMC, which has elected to be a taxable REIT subsidiary (“TRS”), focuses its origination activities primarily on prime one-to-four family residential purchase money mortgage loans rather than mortgage loan refinancings. We consider “prime” loans to be loans that satisfy our prescribed investment criteria, namely loan product type, credit scores and loan-to-value (“LTV”) ratios.

Our business model emphasizes retail prime residential mortgage loan originations and is built on a foundation of people dedicated to delivering the right products and consistently high levels of customer satisfaction. We believe that our goals of sustainable growth and consistent profitability can be achieved through our “Five Ps” strategy, including our SMAs with residential realtors and home builders, and a continued focus on purchase money mortgage originations.

We seek to meet and exceed customer expectations with point-of-service technology, innovative products and a consultative approach to delivering creative solutions customized to our customers’ needs.

We presently focus on select markets within the states of Georgia, Florida, North Carolina and South Carolina. Our goal is to focus on markets where we believe the demographics, including population growth, new one-to-four family building permits, and sales of new and existing homes, provide opportunities to originate purchase money mortgage loans in sufficient volume to support our offices and growth objectives. We intend, subject to favorable market conditions, to expand our business further into specific markets in Georgia, Florida and North Carolina, as well as into selected markets in South Carolina and the Washington, D.C. metropolitan area. We have also announced our plans to open a store in the Nashville, Tennessee market in April 2007, as well as two other stores in markets that remain to be determined during the second half of 2007.

We operate in two segments: (1) the mortgage investment operations segment and (2) the mortgage banking operations segment. The activities of the mortgage investment operations segment are conducted at HomeBanc Corp. and center around generating net interest income through a portfolio of mortgage loans held for investment and MBS funded predominantly with CDOs and repurchase agreements, respectively. The activities of the mortgage banking operations segment are conducted at HBMC and center around originating loans in our store locations and realtor store-in-store locations and the subsequent generation of gain on sale of these mortgage loans, in addition to servicing loans for others.

Our business is founded upon what we call the “Five Ps” strategy—People, Process, Product offerings, Purchase money mortgage originations and Profitability.

People.    We believe that the success of our organization begins with our people and their ability to provide quality customer service. Focusing on our people, we seek to recruit, train and retain only the highest quality people to provide outstanding customer service. Each of our associates completes a recruitment pre-screening exam. We have a comprehensive nine-week Professional Sales Development (“PSD”) “boot camp” for sales associates and a seven-week Operations Training and Certification (“OTC”) program for operations associates. Our Office of People and Culture is responsible for creating a culture based on ethics and the development and satisfaction of our employees, whom we refer to as “associates.” We are ranked 67th on FORTUNE Magazine’s 2007 list of the “100 Best Companies To Work For.”

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

Product Offerings.    We offer a wide variety of fixed- and adjustable-rate residential mortgage loan products to meet our different market and customer needs. We originate Fannie Mae/Freddie Mac mortgage loans, U.S. Department of Housing and Urban Development (“HUD”) and Veterans Administration (“VA”) government-insured mortgage loans, adjustable-rate mortgage loans, which include construction-to-permanent and second-lien mortgage loans (generally in connection with first-lien mortgage loans), nonconforming mortgage loans and a limited volume of sub-prime mortgage loans. In each case, we apply our loan underwriting guidelines and practices and other quality control measures to seek better returns and consistency through our origination process. We utilize a proprietary point-of-sale technology, which enables us to employ a consultative selling approach that we believe enables us to offer our products to customers more effectively than many of our competitors. We also aggressively market our brand name and product offerings in each of our markets to develop an identity that is unique and to enhance our visibility and customer loyalty.

Purchase Money Mortgage Loan Originations.    We generally focus on originating prime one-to-four family purchase money mortgage loans, rather than mortgage loan refinancings. During 2006, 2005 and 2004, approximately 78%, 74% and 80%, respectively, of our mortgage loan originations, based upon principal balance, were purchase money mortgage loans, compared to industry averages of 56%, 54% and 55%, respectively, according to the Mortgage Bankers Association (“MBA”). Our purchase money mortgage loans have represented approximately two-thirds of our annual mortgage loan production since 2001. Purchase money mortgage originations grew for four consecutive years from $2.7 billion in 2001 to $4.8 billion in 2005. However, an overall decrease in purchase money originations within the industry in general, which was especially acute in Florida, one of our largest markets, drove a decrease in our purchase money originations to $4.0 billion in 2006.

Through HBMC, we originate residential mortgage loans through 21 store locations and, as of December 31, 2006, 140 store-in-store locations in the offices of our realtor SMA partners, located in the states of Georgia, Florida, North Carolina and South Carolina. In addition to utilizing traditional retail mortgage loan origination channels, our purchase money mortgage origination strategy focuses on deriving benefit from our SMAs with residential realtors and home builders who have a significant presence in their markets. As of December 31, 2006, we had 181 SMAs, 111 of which were with residential realtors and 70 of which were with home builders, compared to 229 SMAs at December 31, 2005, 116 of which were with residential realtors and 113 of which were with home builders. We believe that active account portfolio management has led to an increase in the relative percentage of our SMAs within our total originations accounting for 52%, 44% and 36% of our purchase money mortgage loan originations during 2006, 2005 and 2004, respectively. See “Our Approach to Marketing—Strategic Marketing Alliances.”

Profitability.    We believe that our focus on people development and our customer-oriented process, coupled with our product offerings and our emphasis on purchase money mortgage loans, distinguish our company and drive our potential profitability. Since our IPO, we have used estimated REIT taxable income as the basis for establishing the amount of dividends payable to holders of our common stock. REIT taxable income is not a financial measure under GAAP. The most comparable GAAP measure is consolidated GAAP net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of consolidated GAAP net income to estimated REIT taxable income. We have previously announced our intention to no longer operate our public company as a REIT beginning in 2007. As a result, GAAP net income, rather than REIT taxable income, will likely become the most important measurement of our profitability. See “Important Information Regarding our Strategic Plans” in Part I of this Report.

Changes in our Strategy Regarding ARM Loans.    Prior to our IPO and reorganization, HBMC sold substantially all of the mortgage loans that it originated to third parties in whole loan and securitized form. Following our IPO, we continued to sell a majority of the fixed-rate mortgage loans that we originated. In February 2004, we began to hold for investment prime adjustable-rate mortgage loans we originated and that met our investment criteria, in order to more fully realize their value. We service the loans that we hold for investment. We continued to sell a majority of our fixed-rate mortgage loan originations. As a result, our revenues and losses for the years ended December 31, 2005 and 2004 reflect changes in the business strategy during which we, through our affiliates, continued to retain and aggregate a significant amount of our total adjustable-rate loan origination volume, rather than selling those loans to generate gains on sale.

In the first quarter of 2006, we began selling a higher percentage of our adjustable-rate prime mortgage loans originated by HBMC to unrelated third parties than we had since our IPO. We embarked upon this strategy with the expectation that the gain on sale of these loans would enable us to more effectively narrow the difference between income before income taxes under GAAP and taxable income for income tax purposes. Currently, we are selling substantially all of the loans originated by HBMC and expect to continue to do so. See “Important Information Regarding our Strategic Plans” in Part I of this Report.

At December 31, 2006, our portfolio of mortgage loans had an aggregate principal amount of approximately $4.4 billion, the majority of which was comprised of ARMs, including hybrid ARMs, with rates based on LIBOR. Based upon the principal amount outstanding, 13.2% of the loans in the portfolio consists of 6-month LIBOR loans and closed-end second-lien loans, which have interest rates that adjust every six months; 77.8% consists of 3-year fixed/6-month interest-only, 5-year fixed/6-month interest-only, 7-year fixed/6-month interest-only and 10-year fixed/6-month interest-only hybrid ARM loans, which have a fixed interest rate for three to 10 years, and then adjust every six months thereafter; 5.0% consists of 3-year fixed/1-year interest-only, 5-year fixed/1-year interest-only, 7-year fixed/1-year interest-only and 10-year fixed/1-year interest-only hybrid ARM loans, which have a fixed interest rate for three to 10 years, and then adjust annually thereafter; 3.8% consists of one-month LIBOR loans, which have interest rates that adjust monthly; and less than 0.1% consists of interest-only construction-to-permanent loans that are either prime-rate based loans, which adjust monthly, LIBOR-based loans, which adjust every six months, or loans that have a fixed interest rate for five years and then adjust every six months thereafter.

Securitization.    During the first six months of 2004 and periods prior to December 31, 2003, we relied upon short-term warehouse and repurchase agreement facilities to fund our loans. In the third quarter of 2004, we began to securitize ARMs held for investment by offering CDOs, through securitization transactions, which generally cost less than our warehouse and repurchase facilities.

We have financed, and in the future may continue to finance, our mortgage loans held for investment, whether originated by us or purchased from other originators, through debt and equity offerings, primarily CDOs offered through securitization transactions and treated as debt for financial reporting and tax purposes, which provide substantially matched-funded (after consideration of derivative positions), long-term financing with lower interest rates than short-term debt facilities. Since our IPO in July 2004, we have completed eight securitization transactions accounted for as securitized borrowings representing approximately $6.7 billion of CDOs backed by adjustable-rate, residential first- and second-lien mortgage loans. Our wholly owned subsidiary, HMB Acceptance Corp. (“Acceptance”), has an effective shelf registration statement that we may from time to time use to offer additional series of CDOs.

During 2006, we also completed our first securitization accounted for as a sale in which we sold $455.8 million in loans and recognized a gain of $1.3 million. We expect to sell substantially all of the loans originated by HBMC in 2007, and Acceptance’s shelf registration statement is also available to us to securitize and sell those loans.

MBS Investment.    As a result of selling more loans to third parties beginning in 2006, we have had significantly fewer loans available to add to HomeBanc Corp.’s investment portfolio. Consequently, during 2006, we chose to use MBS to supplement HomeBanc Corp.’s investment portfolio. The primary source of funds for our investment in MBS has been repurchase agreements. To enhance our liquidity position, we sold substantially all of our MBS portfolio during the first quarter of 2007 and do not expect to purchase, in the near term, a significant amount of MBS to hold in our REIT investment portfolio. See “Important Information Regarding our Strategic Plans” in Part I of this Report.

Servicing.    We service the mortgage loans that we originate and hold for investment. While we are an experienced mortgage loan originator, we historically have only serviced, for brief periods of generally not more than three months, the mortgage loans we originated. Prior to December 2003, we routinely transferred the servicing responsibilities on mortgage loans that we originated, other than construction-to-permanent loans during the construction phase, to third-party servicers shortly after our origination of the loans. Since December 2003, we have retained servicing of substantially all of our nonconforming interest-only ARM loans and a limited number of Fannie Mae mortgage loans, and we have continued to service the construction-to-permanent loans during the construction phase of these mortgage loans. During 2006, we began selling a higher percentage of the ARM loans that we typically retained during 2004 and 2005 to unrelated third parties on a servicing-retained basis. Additionally, commencing in August 2006, we began retaining servicing of substantially all of the conforming mortgage loans that we originated and which were ultimately sold to or included in MBS guaranteed by Fannie Mae and Freddie Mac. As a result, the principal balance of our MSR portfolio grew 257% from December 31, 2005 to December 31 2006.

Title and Mortgage Insurance Ventures.    HomeBanc Title Partners, LLC (“Title Partners”) is 85% owned by us and is 15% owned by First American Title Insurance, an unaffiliated title insurance agency. Title Partners provides title insurance agency services to customers of HBMC.

We also own contractual interests in segregated accounts of two captive private mortgage reinsurance companies controlled and managed by unaffiliated insurance companies, Group Mortgage Reinsurance Company and Captive Re, Inc., which are Vermont sponsored captive insurance subsidiaries of Republic Mortgage Insurance Company and Genworth Financial, respectively. A sponsored captive insurance company uses the capital provided by its parent corporation and participants to provide insurance coverage to discrete and usually unrelated entities. We made capital investments pursuant to our contracts in consideration of receiving a share of the premiums on private mortgage insurance sold by the insurers to customers of HMBC, less losses realized on these policies. Under the terms of our contracts, we bear the second 5% of losses in an amount up to our capital contributions. We accrue income as earned, but pursuant to our contracts with the insurance companies, we do not expect to begin receiving cash until approximately three to four years after our initial investment, depending upon the build up of capital in the captive insurers and their claims experience. We began our participation in these ventures in 2003 and, through December 31, 2006, have contributed $4.7 million of capital. We consolidate our interests in the two captive private mortgage reinsurance companies consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. We may make investments in additional captive insurance subsidiaries in the future.

The following tables summarize the total revenues, expenses, assets and liabilities related to these entities:

	As of and for the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
HomeBanc Title Partners:
Revenues	$3,053	$3,924	$1,355
Expenses	2,134	2,156	1,008
Assets	4,304	2,740	923
Liabilities	116	1,148	419
Mortgage Reinsurance Ventures:
Revenues	$1,087	$1,465	$777
Expenses	43	48	40
Assets	4,711	3,096	1,678
Liabilities	—	1,004	433

Reorganization

We completed our reorganization in July 2004 to meet the requirements for qualification as a REIT under the Code. In this reorganization, HomeBanc Corp. issued 6,751,107 shares of its common stock to Holdings in exchange for all of the outstanding shares of Abetterwayhome Corp. Following the reorganization, HomeBanc Corp. owned all of Holdings’ subsidiaries, including HBMC and Abetterwayhome Corp. Prior to the closing of our IPO, Holdings distributed shares of the common stock of HomeBanc Corp. that it received in the reorganization to the holders of its preferred units, such that those holders received shares of our common stock with an aggregate value of approximately $45.8 million. This amount equals the aggregate value of the capital accounts, including accumulated but unpaid distributions, of the preferred units as of the date of the IPO.

As a result of the 2004 reorganization, our subsidiaries included HomeBanc Funding Corp., HomeBanc Funding Corp. II, Acceptance, Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II as bankruptcy-remote, single-purpose entities that are direct and indirect wholly-owned subsidiaries of HomeBanc Corp. We have historically used Abetterwayhome Finance, Abetterwayhome Finance II, HomeBanc Funding Corp. and HomeBanc Funding Corp. II to finance our accumulation of mortgage loans for our held for investment portfolio pending permanent funding through securitization. HomeBanc Funding Corp. and HomeBanc Funding Corp. II joined the mortgage loan aggregation/repurchase facilities with JPMorgan Chase Bank and Bear Stearns Mortgage Capital Corporation as joint and several obligors with Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II, respectively. HomeBanc Corp. guarantees 10% of the obligations under these facilities. From time to time and as sufficient mortgage loans are accumulated to permit a securitization financing, HomeBanc Funding Corp. and HomeBanc Funding Corp. II sell mortgage loans to Acceptance for deposit into a securitization facility. We may establish one or more other bankruptcy-remote subsidiaries from time to time to utilize asset-backed commercial paper and other funding alternatives.

In December 2005, Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II were dissolved, and Abetterwayhome Corp. was merged into HBMC. Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II were single-member limited liability companies disregarded for federal income tax purposes and treated for such purposes as branches of Abetterwayhome Corp. None of these existed as a separate legal entity as of December 31, 2005.

At December 31, 2006, we had the following subsidiaries: HBMC, HomeBanc Funding Corp., HomeBanc Funding Corp. II, Acceptance, Title Partners, HMB Mortgage Partners, LLC (“Mortgage Partners”) and BH Mortgage Partners, LLC (“BH Mortgage”). All of these subsidiaries were wholly-owned by us, except for Title Partners, a joint venture in which First American Title Insurance owns 15%. Mortgage Partners, a single-member limited liability company, is a wholly-owned subsidiary of HBMC. Mortgage Partners became the owner, effective July 1, 2006, of a 51% interest in BH Mortgage, a joint venture with an affiliate of an Atlanta-based homebuilder, Brayson Homes. BH Mortgage was created to originate mortgage loans with borrowers, including purchasers of homes built by Brayson Homes. We consolidate BH Mortgage consistent with SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries.

We have previously elected to be treated as a REIT under Sections 856 through 860 of the Code. We have made elections for each of HBMC and Abetterwayhome Corp., prior to its dissolution, to be treated as TRSs. HomeBanc Funding Corp., HomeBanc Funding Corp. II and Acceptance each have been treated as a qualified REIT subsidiary (“QRS”). Title Partners is treated as a limited partnership for federal income tax purposes. See Part I, Item 1 “Certain Federal Income Tax Considerations” for further discussion.

The form of our reorganization resulted in accounting treatment similar to a pooling of interests, and the consolidated financial statements of HomeBanc Corp. include the results of HomeBanc Corp.’s predecessor companies prior to HomeBanc Corp.’s IPO on July 19, 2004.

In connection with our previously announced intention to no longer operate our public company as a REIT beginning in 2007, we are considering further charges in our corporate structure during 2007. See “Important Information Regarding our Strategic Plans” in Part I of this Report.

Our Industry and Market Opportunity

The residential mortgage loan market is the largest consumer finance market in the United States. According to the February 12, 2007 Mortgage Finance Forecast from the MBA, lenders in the United States originated more than $2.5 trillion in one-to-four family mortgage loans in 2006 and over $3.0 trillion in 2005. The MBA indicates that total volume is forecasted to decline approximately 5% in 2007 to $2.4 trillion. The MBA also estimates that purchase money mortgage loan volume, representing our primary focus, decreased slightly during 2006 to $1.4 trillion from $1.5 trillion in 2005 and is expected to decline to $1.3 trillion in 2007. Additionally, the MBA estimates that ARM originations represented 22% of total loan volume in 2006, down from 30% in 2005.

Generally, the residential mortgage industry consists of a wide variety of brokers, banks, thrifts and securities firms operating in local, regional and national markets. Many specialize in conforming loans, jumbo loans or loans with special credit characteristics, such as “subprime” loans. Our industry, including other mortgage REITs, Internet-based lending companies, and finance and mortgage banking companies, is extremely competitive, due to relatively low entry barriers, the ability of competitors to offer lower interest rates and fees, or operate with less stringent underwriting standards to attract customers, and the ability of many lenders to participate in our industry on an opportunistic basis. We believe that our reputation, our focus on high-quality prime residential mortgage loans, our customer service, our SMAs with realtors and home builders, and our experience with credit evaluation, will, over time, provide us with significant advantages over many of our competitors.

Our Competitive Advantages

We believe that we enjoy several key competitive advantages that enable us to successfully implement our business strategy. These competitive advantages include:

•	our dedication to recruiting, training, skills development and job satisfaction of our associates;

•	an experienced executive management team;

•	our strong commitment to customer service, as evidenced by our Customer Service Guarantee;

•	our broad range of mortgage loan products that provides our customers with a variety of options and fulfills a spectrum of needs;

•	our SMAs with residential realtors and home builders that provide us with a relationship-based, point-of-sale network of purchase money residential mortgage loan originations; and

•	our current direct origination capabilities through HBMC, which provides us with advantages over many of our competitors who have no direct mortgage loan origination capabilities.

Our Loan Products

Our focus is on originating prime residential mortgage loans at HBMC. The following summarizes the fixed- and adjustable-rate residential mortgage loans that HBMC originates, with percentages based on total loan originations:

•

Prime First Mortgage Loans.    We refer to prime credit quality, first-lien mortgage loans secured by one-to-four family residences as “prime first mortgage loans.” During 2006, 2005 and 2004, prime first mortgage loans represented 93.2%, 93.6% and 90.8%, respectively, of HBMC’s total mortgage loan production by principal balance. Prime first mortgage loans consist of conventional mortgage loans along with FHA/VA-qualified mortgage loans, representing 89.8% and 3.4%, 90.6% and 3.0%, and 87.6% and 3.2%, respectively, of HBMC’s total mortgage loan production by principal balance during 2006, 2005 and 2004. “Conventional” mortgage loans include:

•

“conforming loans,” which are loans qualifying for sale to Fannie Mae or Freddie Mac for inclusion in MBS guaranteed by Fannie Mae or Freddie Mac, and which represented 32.4%, 22.6% and 16.8%, respectively, of HBMC’s total mortgage loan production by principal balance during 2006, 2005 and 2004;

•

“nonconforming loans,” which are loans that do not meet Fannie Mae or Freddie Mac guidelines due to loan size limits, which are currently approximately $417,000 for one family residences, or other underwriting parameters, and which represented 57.4%, 68.0% and 70.8%, respectively, of HBMC’s total mortgage loan production by principal balance during 2006, 2005 and 2004. As a subset of our nonconforming loans, we also offer an “Alt-A” ARM product with reduced documentation to borrowers who satisfy LTV ratio and loan purpose criteria prescribed by the Fair Isaac Corporation (the “FICO score”).

•

Prime Second Mortgage Loans.    We refer to prime credit quality loans secured by second liens on one-to-four family residences, including home equity lines of credit, as “prime second mortgage loans.” Prime second mortgage loans are customarily originated in connection with first-lien mortgage loans that we originate. Prime second mortgage loans comprised 5.0%, 4.5% and 7.1%, respectively, of HBMC’s total mortgage loan production by principal balance during 2006, 2005 and 2004.

•

Prime Construction-to-Permanent Loans.    HBMC originates a limited amount of “construction-to-permanent” mortgage loans, including loans for undeveloped parcels of real property, or lot loans. Construction-to-permanent loans represented 0.5%, 0.8% and 1.1%, respectively, of HBMC’s total mortgage loan production by principal balance during 2006, 2005 and 2004. These loans provide qualified borrowers with construction loans that become permanent mortgage loans upon completion of the construction of the property. Once the construction phase is complete and the loan converts to a permanent mortgage, we include it in one of the preceding categories.

•

Subprime Mortgage Loans.    The industry refers to first-lien mortgage loans secured by one-to-four family residences to individuals with less than “prime” credit, based on a variety of factors including borrower FICO scores and the secondary mortgage loan market purchasers’ purchase and pricing criteria, as “subprime mortgage loans.” Subprime mortgage loans, which we refer to internally as “specialty lending loans” represented 1.2%, 1.0% and 1.0%, respectively, of HBMC’s total mortgage loan production by principal balance during 2006, 2005 and 2004. We seek to reduce repurchase risk by generally requiring that these loans be underwritten by our investors/purchasers prior to closing.

Less than 1% of our loan products allow for the negative amortization of loan principal. We do not utilize “teaser” rates in order to qualify loan applicants for any of our mortgage loan products.

As a result of our recent changes in strategy, HBMC sells substantially all of the mortgage loans that it originates to unrelated third parties as described below:

•

Prime Mortgage Loans.    Prime first and prime second mortgage loans are sold to unrelated third parties on a whole loan basis, generally within 60 days after funding. Substantially all conforming mortgage loans are pooled into MBS guaranteed by Fannie Mae or Freddie Mac, and the securities are then sold to unrelated third parties, generally within 30 days after funding. During the period from our IPO through the end of 2005, a significant portion of prime nonconforming mortgage loans meeting our investment criteria were transferred to HomeBanc Corp. or our QRS, which hold these as loans held for investment. During 2006, in an effort to narrow the difference between income before income taxes under GAAP and taxable income for income tax purposes, HBMC began selling to unrelated third parties, on a servicing-retained basis, substantially all of the prime nonconforming loans that it originated, which, following our IPO and prior to 2006, would have been transferred to HomeBanc Corp. and classified as held for investment.

•	Subprime Mortgage Loans. Subprime mortgage loans are sold to unrelated third parties on a whole loan basis, generally within 30 days after funding.

Subject to customary representations and warranties by HBMC as seller, substantially all of the loans described above are sold on a non-recourse basis. Accordingly, credit losses are generally absorbed by the whole loan purchaser, the security guarantor, the mortgage insurer, holders of the subordinated tranches of any securitizations, the HUD or the VA.

HBMC continues to originate the mortgage loans described above. Generally, fixed-rate, FHA/VA and subprime mortgage loans are sold to third party investors on a whole loan basis, or through an MBS as detailed above. Following our IPO and prior to 2006, those mortgage loans not sold to unrelated third parties are transferred to HomeBanc Corp. or one of our QRS, generally within 10 days after funding. The loans transferred from HBMC to HomeBanc Corp, mostly during 2004 and 2005, are primarily comprised of adjustable-rate prime first and second mortgage loans, including the following:

•	1-month LIBOR and 6-month LIBOR interest-only ARMs;

•

3-year fixed/6-month LIBOR adjustable-rate, 5-year fixed/6-month LIBOR adjustable-rate, 7-year fixed/6-month LIBOR adjustable-rate and 10-year fixed/6-month LIBOR adjustable-rate mortgages, which we refer to as “hybrid ARMs”;

•

other hybrid ARM products, including 3-year fixed/1-year LIBOR adjustable-rate, 5-year fixed/1-year LIBOR adjustable-rate, 7-year fixed/1-year LIBOR adjustable-rate and 10-year fixed/1-year LIBOR adjustable-rate mortgages;

•	construction-to-permanent loans; and

•	adjustable-rate prime second mortgage loans.

During 2006, we began selling substantially all of the adjustable-rate prime mortgage loans originated by HBMC to unrelated third parties with the expectation that the gain on sale on these loans would enable us to more effectively narrow the difference between income before income taxes under GAAP and taxable income for income tax purposes.

For our hybrid ARMs, the interest-only period is either equal to the fixed-rate period for that mortgage loan—for example, 3, 5, 7 or 10 years in the case of our 3-year fixed/6-month interest-only, 5-year fixed/6-month interest-only, 7-year fixed/6-month interest-only and 10-year fixed/6-month interest-only mortgage loan products, respectively—or is equal to 10 years. In general, the interest-only period of hybrid ARMs that we originated prior to December 2004 is equal to the fixed-rate period for that mortgage loan, and the interest-only period of hybrid ARMs that we originated during and after December 2004 is equal to 10 years. In early 2006, we discontinued offering the hybrid ARMs with 6-month reset periods after the initial fixed-rate term and now exclusively offers 3-year fixed/1-year interest-only, 5-year fixed/1-year interest-only, 7-year fixed/1-year interest-only and 10-year fixed/1-year interest-only ARMs.

Our gain on sale income is expected to change with the volume and type of loans that we originate and our decisions with respect to loan retention. Based on our decision to sell substantially all of the loans we originate in 2007, the mortgage loans held for investment balance is expected to decline due to prepayments and curtailments. However, this decline will be mitigated to the extent we purchase mortgage loans from other originators and include them in our loans held for investment portfolio.

The following tables detail the wide variety of mortgage loan types originated by HBMC to meet different market and customer needs, as measured by principal balance. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

	Year Ended December 31,
	2006		2005		2004
Loan Type	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Conforming mortgage loans	$1,666,885	32.4%	$1,453,611	22.6%	$943,144	16.8%
Nonconforming mortgage loans:
1-month interest-only adjustable-rate	1,320	0.0	51,973	0.8	615,976	11.0
6-month interest-only adjustable-rate	8,517	0.2	99,446	1.5	1,766,093	31.4
3-year fixed/6-month interest-only adjustable-rate	51,916	1.0	523,198	8.1	359,340	6.4
3-year fixed/1-year interest-only adjustable-rate	118,315	2.3	2,955	0.0	—	—
5-year fixed/6-month interest-only adjustable-rate	175,652	3.4	2,492,320	38.7	920,036	16.4
5-year fixed/1-year interest-only adjustable-rate	694,711	13.5	7,060	0.1	—	—
7-year fixed/6-month interest-only adjustable-rate	202,975	3.9	911,614	14.2	96,704	1.7
7-year fixed/1-year interest-only adjustable-rate	1,168,376	22.7	10,960	0.2	—	—
10-year fixed/6-month interest-only adjustable-rate	5,153	0.1	103,106	1.6	21,144	0.4
10-year fixed/1-year interest-only adjustable-rate	309,299	6.0	5,653	0.1	—	—
All other nonconforming mortgage loans	216,043	4.2	173,961	2.7	200,941	3.6

Total nonconforming mortgage loans (1)	2,952,277	57.4	4,382,246	68.0	3,980,234	70.8
FHA- and VA-qualified mortgage loans	176,344	3.4	191,286	3.0	180,718	3.2
Second-lien mortgage loans	255,663	5.0	292,645	4.5	396,581	7.1
Construction-to-permanent loans	25,124	0.5	52,596	0.8	64,092	1.1
Subprime loans	63,877	1.2	67,381	1.0	56,911	1.0
Other (2)	—	0.0	2,330	0.0	1,554	0.0

Total (1)	$5,140,170	100.0%	$6,442,095	100.0%	$5,623,234	100.0%

Total adjustable-rate loans	$3,127,589	60.8%	$4,681,616	72.7%	$4,465,628	79.4%
Total fixed-rate loans	2,012,581	39.2	1,760,479	27.3	1,157,606	20.6

Total (1)	$5,140,170	100.0%	$6,442,095	100.0%	$5,623,234	100.0%

(1)	Slight variations in totals are due to rounding.

(2)	The “Other” loans are comprised primarily of state and local housing finance authority loans.

We adjust our product offerings from time to time in response to customer preferences, investor preferences, competition, and pricing and changes in interest rates and our markets. Changes in interest rates and the yield curve can also result in changes in consumer and investor preferences between fixed- and adjustable-rate mortgage loans and gain on sale and other revenue, including net interest income.

The Federal Reserve has increased the targeted federal funds rate interest rates 17 times for a total of 425 basis points from June 30, 2004 to June 29, 2006, the last date at which an increase occurred. As a consequence, during 2004, the yield curve began to invert, meaning that short-term interest rates exceeded long-term rates. This state continued throughout 2005 and 2006.

As a result of the flattening/inversion of the yield curve, the mix of our loan originations changed compared to prior years. Many existing and new borrowers moved from shorter-term mortgages (e.g., 1- and 6-month interest-only ARMs and three-year hybrid ARMs) to longer-term mortgages (e.g., 5-, 7- and 10-year hybrid ARMs).

Analysis of Our Loan Originations

Geographic Concentration

As of December 31, 2006, HBMC was licensed or qualified to do business in 13 states and the District of Columbia. At that date, we had 21 store locations and 140 realtor store-in-store locations. During 2006, 2005 and 2004, HBMC’s loan origination volume, as measured by principal balance where the property is located, is represented by the following states. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

	Years Ended December 31,
	2006		2005		2004
State	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Florida	$2,394,683	46.6%	$3,358,045	52.1%	$2,661,818	47.3%
Georgia	2,260,039	44.0	2,642,293	41.0	2,715,237	48.3
North Carolina	398,003	7.7	364,999	5.7	204,117	3.6
Other	87,445	1.7	76,758	1.2	42,062	0.8

Total (1)	$5,140,170	100.0%	$6,442,095	100.0%	$5,623,234	100.0%

(1)	Slight variations due to rounding.

The “Other” category in the tables above represents loans in which the property is located in South Carolina, Tennessee, Alabama and Colorado.

Historically, HBMC’s production was geographically concentrated in Georgia but in 2004, 2005 and 2006 became slightly more diversified, as shown above. We presently focus on select markets within the states of Georgia, Florida and North Carolina. We have plans to open a new store in Nashville, Tennessee during the first half of 2007 and to open two additional new stores in locations that remain to be determined later in 2007. Our goal is to focus on markets where we believe the demographics, including population growth, new one-to-four family building permits, and sales of new and existing homes, provide opportunities to originate purchase money loans in sufficient volume to support our offices and growth objectives.

Credit Scores

The principal credit reporting agencies maintain historical data and provide credit reports for potential borrowers. These credit reports include a detailed payment history of existing and previously repaid debt and a related credit score derived from the historical information from each of the principal credit repositories. The credit scoring model that is most often used to determine individual credit scores is the FICO, which is a three-digit number ranging from 300 to 850 and is based on payment histories, amounts owed, length of credit history, new credit and types of credit use.

The credit scores of all individual potential borrowers assist a lender in assessing the quality of loans. When underwriting a potential mortgage loan, we generally obtain credit reports, if required, containing credit scores for each potential borrower. Generally, the higher the credit score, the lower the probability of the borrower defaulting on any debt obligation over the next two years. In determining whether to make a loan, for each borrower we eliminate the highest and lowest credit scores determined by the principal reporting agencies; then we use the lowest remaining score for all borrowers. In the case where there are less than three FICO scores for a borrower, we use the lowest score provided. We refer to this score as the decision FICO score.

The tables below show the percentage of mortgage loans, as measured by principal balance, originated by HBMC in each specific decision FICO score range for the years ended December 31, 2006, 2005 and 2004, divided into first-lien mortgages and second-lien mortgages. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

First-Lien Mortgages

	Years Ended December 31,
	2006		2005		2004
FICO Score (1)	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
800+	$188,458	3.9%	$281,230	4.6%	$109,648	2.1%
775 - 799	697,483	14.3	949,832	15.4	665,051	12.7
750 - 774	748,826	15.3	1,002,834	16.3	888,981	17.0
725 - 749	697,463	14.3	974,404	15.8	837,296	16.0
700 - 724	761,001	15.6	969,004	15.8	867,692	16.6
675 - 699	691,748	14.2	819,088	13.3	723,758	13.8
650 - 674	434,154	8.9	544,856	8.9	586,943	11.2
625 - 649	287,382	5.9	278,318	4.5	233,188	4.5
Below 625	341,370	7.0	284,969	4.6	275,232	5.3
No score available	36,622	0.7	44,915	0.7	38,864	0.7

Total (2)	$4,884,507	100.0%	$6,149,450	100.0%	$5,226,653	100.0%

(1)	The credit scores are based on the scoring methodologies applied by Fair Isaac Corporation and are as of the date the loan was originated.

(2)	Slight variations in totals are due to rounding.

Second-Lien Mortgages

	Years Ended December 31,
	2006		2005		2004
FICO Score (1)	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
800+	$8,724	3.4%	$12,583	4.3%	$6,512	1.6%
775 - 799	33,707	13.2	42,244	14.4	47,876	12.1
750 - 774	42,273	16.5	52,372	17.9	70,795	17.9
725 - 749	42,796	16.7	51,028	17.4	75,367	19.0
700 - 724	44,575	17.4	49,772	17.0	79,904	20.1
675 - 699	41,096	16.1	42,666	14.6	67,913	17.1
650 - 674	28,834	11.3	33,153	11.3	43,484	11.0
625 - 649	8,883	3.5	4,937	1.7	2,391	0.6
Below 625	4,422	1.7	3,340	1.1	707	0.2
No score available	353	0.1	550	0.2	1,632	0.4

Total (2)	$255,663	100.0%	$292,645	100.0%	$396,581	100.0%

(1)	The credit scores are based on the scoring methodologies applied by Fair Isaac Corporation and are as of the date the loan was originated.

(2)	Slight variations in totals are due to rounding.

In 2006, 2005 and 2004, the average decision FICO scores (to the extent received by us) were 717, 718 and 717, respectively, for first-lien mortgages and 723, 727 and 726, respectively, for second-lien mortgages. Many of our loans to borrowers with FICO scores below 650 are originated by us and insured by the FHA, guaranteed by the VA, or sold to Fannie Mae, Freddie Mac or private investors, and consequently are not considered “subprime” by us.

Loan-To-Value Ratios

The LTV ratio of a loan is a tool used by originators and loan investors to determine and evaluate the risk of a particular loan. We compute the loan’s LTV ratio as the original loan balance divided by the appraised value of the property or the contract sales price, whichever is lower. For example, a loan has an 80% LTV ratio if a home was purchased for $100,000 and the loan amount specific to that property is $80,000. With respect to our second-lien mortgages, we compute the loan’s combined loan-to-value (“CLTV”) ratio as the sum of the original loan balances of the first and second mortgages divided by the appraised value of the property or the contract sales price, whichever is lower. For example, a loan has a 95% CLTV ratio if a home was purchased for $100,000, the loan amount of the first mortgage specific to that property is $80,000 and the loan amount of the second mortgage specific to that property is $15,000. Both examples assume that the appraised value of the home is $100,000 or greater.

For the years ended December 31, 2006, 2005 and 2004, HBMC’s first-lien mortgage loan origination volume, as measured by principal balance, contained loans within the following LTV ratio ranges. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

First-Lien Mortgages

	Years Ended December 31,
	2006		2005		2004
LTV Ratio (1)	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
50% or less	$192,137	3.9%	$208,475	3.4%	$139,605	2.7%
50.01% - 60.00%	184,647	3.8	240,788	3.9	163,376	3.1
60.01% - 70.00%	413,319	8.5	515,938	8.4	369,473	7.1
70.01% - 75.00%	311,322	6.4	456,053	7.4	314,242	6.0
75.01% - 80.00%	2,267,957	46.4	2,902,455	47.2	3,256,927	62.3
80.01% - 85.00%	42,226	0.9	67,711	1.1	57,406	1.1
85.01% - 90.00%	235,694	4.8	381,408	6.2	263,433	5.0
90.01% - 95.00%	216,915	4.4	285,994	4.7	278,468	5.3
95.01% or more	1,020,290	20.9	1,090,628	17.7	383,723	7.3

Total (2)	$4,884,507	100.0%	$6,149,450	100.0%	$5,226,653	100.0%

(1)	LTV ratio is as of the date the loan was originated.

(2)	Slight variations in totals are due to rounding.

In 2006, 2005 and 2004, the weighted average first-lien mortgage LTV ratio was 81.1%, 81.3% and 79.4%, respectively. In connection with our first-lien mortgage loan originations, we actively pursue concurrent second-lien mortgage loans sought by our customers to complete their home purchases. During each of 2006, 2005 and 2004, second-lien mortgage loan originations were $255.7 million, $292.6 million and $396.6 million, respectively, which represented 5.0%, 4.5% and 7.1%, respectively, of total mortgage loan originations, as measured by principal balance. The weighted average second-lien mortgage CLTV ratios for 2006, 2005 and 2004 were 92.8%, 92.0% and 93.0%, respectively.

The increase in first-lien mortgages with an LTV ratio of 95.01% or more in 2005 and 2006 from 2004 is primarily due to a new mortgage loan product introduced in 2005 that includes lender or borrower paid private mortgage insurance (“PMI”) on the amount of the loan in excess of at least 80% of the appraised value of the property. In the event of a loss on one of these loans, PMI would pay us the difference between the actual unpaid principal balance at the date of chargeoff and 80% of the appraised value of the collateral as of the date the loan was originated. Substantially all of the loans with an LTV ratio of 95.01% or more have PMI. This effectively reduces our risk of loss due to borrower default to 80% of the appraised value of the loan’s collateral. As a result of this new mortgage loan product, the total dollars of principal amount of loan originations for second-lien mortgages declined in 2005 and 2006. We presently expect that future originations of loans with an LTV ratio of 95.01% or more will be closer to the levels in 2005 and 2006 than in 2004.

Property Types

Since December 31, 2000, all of the mortgage loans originated by HBMC have been secured by residential property as collateral. The following tables show the percentage of loans originated by HBMC by property type, as measured by principal balance, for the years ended December 31, 2006, 2005 and 2004. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

	Years Ended December 31,
	2006		2005		2004
Property Type	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Single family detached residences	$1,730,470	33.7%	$2,250,146	34.9%	$2,226,899	39.6%
Planned unit development (1)	2,616,061	50.9	3,140,116	48.7	2,638,206	46.9
2 - 4 family residences	28,572	0.6	51,231	0.8	70,876	1.3
Condominium/Cooperative apartment	736,240	14.3	955,743	14.8	655,519	11.7
Other/Townhouse	28,827	0.6	44,859	0.7	31,734	0.6

Total (2)	$5,140,170	100.0%	$6,442,095	100.0%	$5,623,234	100.0%

(1)	Represents individual properties in a single-family residential development with common areas maintained by a residential association.

(2)	Slight variations in totals are due to rounding.

Loan Balances

During the years ended December 31, 2006, 2005 and 2004, the first- and second-lien mortgage loan origination volume of HBMC, as measured by principal balance, was comprised of loans with original principal balances within the following ranges. The full amount of construction-to-permanent loans that have been closed is included in the following tables, regardless of the amount funded.

First-Lien Mortgages

	Years Ended December 31,
	2006		2005		2004
Principal Amount of Loan	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
$100,000 or less	$165,460	3.4%	$200,682	3.3%	$321,502	6.2%
$100,001 - $150,000	723,546	14.8	925,999	15.1	1,086,640	20.8
$150,001 - $200,000	884,518	18.1	1,069,481	17.4	957,785	18.3
$200,001 - $300,000	1,246,115	25.5	1,493,850	24.3	1,223,180	23.4
$300,001 - $400,000	703,704	14.4	903,324	14.7	604,136	11.6
$400,001 - $500,000	400,425	8.2	500,359	8.1	339,349	6.5
$500,001 - $600,000	233,951	4.8	332,670	5.4	199,806	3.8
$600,001 - $700,000	150,059	3.1	228,674	3.7	142,323	2.7
$700,001 - $800,000	91,619	1.9	112,812	1.8	73,677	1.4
$800,001 - $900,000	38,674	0.8	62,024	1.0	55,495	1.1
$900,001 - $1,000,000	88,075	1.8	106,748	1.7	81,830	1.6
$1,000,001 - $1,500,000	104,641	2.1	127,055	2.1	98,321	1.9
$1,500,001 - $2,000,000	34,707	0.7	65,929	1.1	29,301	0.6
$2,000,001 or higher	19,013	0.4	19,843	0.3	13,308	0.3

Total (1)	$4,884,507	100.0%	$6,149,450	100.0%	$5,226,653	100.0%

(1)	Slight variations in totals are due to rounding.

Second-Lien Mortgages

	Years Ended December 31,
	2006		2005		2004
Principal Amount of Loan	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
$15,000 or less	$4,210	1.6%	$6,002	2.1%	$9,851	2.5%
$15,001 - $20,000	7,919	3.1	10,433	3.6	13,168	3.3
$20,001 - $30,000	31,612	12.4	39,037	13.3	60,594	15.3
$30,001 - $40,000	41,797	16.3	48,873	16.7	78,668	19.8
$40,001 - $50,000	34,508	13.5	38,803	13.3	56,179	14.2
$50,001 - $60,000	25,107	9.8	29,817	10.2	41,630	10.5
$60,001 - $70,000	20,696	8.1	19,608	6.7	29,581	7.5
$70,001 - $80,000	15,563	6.1	18,574	6.3	24,486	6.2
$80,001 - $90,000	13,607	5.3	14,187	4.8	15,138	3.8
$90,001 - $100,000	12,791	5.0	11,974	4.1	19,119	4.8
$100,001 - $125,000	14,249	5.6	15,653	5.3	14,833	3.7
$125,001 - $150,000	8,870	3.5	12,947	4.4	14,257	3.6
$150,001 or higher	24,734	9.7	26,737	9.1	19,077	4.8

Total (1)	$255,663	100.0%	$292,645	100.0%	$396,581	100.0%

(1)	Slight variations in totals are due to rounding.

In 2006, 2005 and 2004, the average principal balance of the loans that HBMC originated was $222,948, $226,058 and $196,486, respectively, for first-lien mortgages, and $45,982, $44,313 and $41,028, respectively, for second-lien mortgages.

Our Mortgage Loans Held for Investment

The following tables provide information about our mortgage loans held for investment at December 31, 2006, 2005 and 2004. The second-lien mortgages are closed-end loans made in connection with a first-lien mortgage loan pertaining to the same property.

The loans are shown by product type below:

	As of December 31,
	2006		2005		2004
Loan Type	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
1 month interest-only adjustable-rate	$168,117	3.8%	$346,210	6.3%	$512,836	17.4%
6 month interest-only adjustable-rate	389,787	8.9	804,331	14.8	1,302,257	44.3
3-year fixed/6-month interest-only adjustable-rate	472,728	10.8	617,351	11.3	242,394	8.2
3-year fixed/1-year interest-only adjustable-rate	10,795	0.2	2,682	0.0	—	—
5-year fixed/6-month interest-only adjustable-rate	2,238,426	51.1	2,587,201	47.4	640,592	21.8
5-year fixed/1-year interest-only adjustable-rate	72,487	1.7	7,060	0.1	—	—
7-year fixed/6-month interest-only adjustable-rate	688,565	15.7	761,356	14.0	61,506	2.1
7-year fixed/1-year interest-only adjustable-rate	104,714	2.4	11,240	0.2	—	—
10-year fixed/6-month interest only adjustable-rate	9,013	0.2	24,122	0.4	1,225	0.0
10-year fixed/1-year interest-only adjustable-rate	31,400	0.7	5,653	0.1	—	—
Second-lien mortgage loans	190,364	4.3	277,974	5.1	137,472	4.7
Construction-to-permanent loans	642	0.0	7,887	0.1	41,744	1.4

Total (1)	$4,377,038	100.0%	$5,453,067	100.0%	$2,940,026	100.0%

(1)	Slight variations in totals are due to rounding.

Our mortgage loans held for investment also have the following terms:

•

Our 1-month interest-only ARMs have an initial interest rate cap equal to the initial interest rate plus 5%; after the first month, the interest rate cap is equal to the then current interest rate on the mortgage loan plus 5%. These mortgage loans have a lifetime cap equal to the greater of 12% or the initial interest rate plus 5% and have a floor equal to the margin specified in the applicable mortgage loan documentation.

•

Our 6-month interest-only ARMs have two options available for a borrower with respect to the caps and floor. Either the loans: (1) have the same initial, periodic and lifetime caps and floor as our 1-month interest-only ARMs; or (2) have an initial cap equal to the initial interest rate plus 1%; have a periodic cap every six months equal to the then current interest rate on the mortgage loan plus 1%; have a lifetime cap equal to the greater of 12% or the initial interest rate plus 5%; and have a floor equal to the margin specified in the applicable mortgage loan documentation.

•

Our 3-year fixed/6-month interest-only, our 5-year fixed/6-month interest-only, our 7-year fixed/6-month interest-only and our 10-year fixed/6-month interest-only hybrid ARMs have no initial or periodic caps; have a lifetime cap equal to the greater of 13% or the initial interest rate plus 6%; and have a floor equal to the greater of the initial interest rate less 6% or the margin specified in the applicable mortgage loan documentation.

•

Our 3-year fixed/1-year interest-only hybrid ARMs have an initial interest rate cap equal to the initial interest rate plus 2%; have a periodic interest rate cap every 12 months after the fixed-rate period equal to the then current rate plus 2%; have a lifetime interest rate cap equal to the initial rate plus 6%; and have a floor equal to the margin specified in the applicable mortgage loan documentation.

•

Our 5-year fixed/1-year interest-only adjustable-rate, our 7-year fixed/1-year interest-only adjustable-rate and our 10-year fixed/1-year interest-only adjustable-rate mortgage loans have an initial interest rate cap equal to the initial interest rate plus 5%; have a periodic interest rate cap every 12 months after the fixed-rate period equal to the then current rate plus 2%; have a lifetime interest rate cap equal to the initial rate plus 6%; and have a floor equal to the margin specified in the applicable mortgage loan documentation.

•

Our 6-month interest-only adjustable-rate second mortgage loans have no periodic caps; a lifetime cap of 16%; and have a floor equal to the margin specified in the applicable mortgage loan documentation.

•

Our 5-year fixed/6-month interest-only adjustable-rate second mortgage loans have no periodic caps; a lifetime cap of 16%; and have a floor equal to the margin specified in the applicable mortgage loan documentation.

•	Our 1-month interest-only adjustable-rate mortgage loans and our 6-month interest-only adjustable-rate mortgage loans cannot be assumed by any third party.

•

Our 3-year fixed/6-month interest-only, our 5-year fixed/6-month interest-only, our 7-year fixed/6-month interest-only and our 10-year/6-month interest-only hybrid ARMs may be assumed only by fully qualified borrowers and only after the interest-only fixed period of the mortgage loan.

•

Our 3-year fixed/1-year interest-only adjustable-rate, our 5-year fixed/1-year interest only adjustable-rate, our 7-year fixed/1-year interest-only adjustable-rate and our 10-year fixed/1-year interest-only adjustable-rate mortgage loans may be assumed only by fully qualified borrowers and only after the interest-only fixed period of the mortgage loan.

•	Our 6-month interest-only adjustable-rate second mortgage loans and our 5-year fixed/6-month interest-only adjustable-rate second mortgage loans cannot be assumed by any third party.

In addition, none of our mortgage loans held for investment have any conversion options or prepayment penalties.

The following shows the mortgage loans by state where the properties securing such loans are located:

	As of December 31,
	2006		2005		2004
State	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Florida	$2,284,520	52.2%	$2,873,442	52.7%	$1,451,628	49.4%
Georgia	1,816,141	41.5	2,256,480	41.4	1,347,644	45.8
North Carolina	227,102	5.2	264,099	4.8	113,218	3.9
Other	49,275	1.1	59,046	1.1	27,536	0.9

Total (1)	$4,377,038	100.0%	$5,453,067	100.0%	$2,940,026	100.0%

(1)	Slight variations in totals are due to rounding.

The growth in both purchase money loan opportunities and property values in Florida resulted in a growing percentage of our loans being originated in that state in 2005. Early in 2006, we began selling a significantly higher percentage of our loans to unrelated third parties than we have since our IPO. As a result, the distribution across states remained relatively constant as most of the activity during 2006 represented prepayments and curtailments of loans originated in prior years.

The following shows the LTV ratios for the first-lien mortgage loans held for investment and CLTV ratios for the second-lien mortgage loans held for investment:

First-Lien Mortgages

	As of December 31,
	2006		2005		2004
LTV Ratio (1)	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
50% or less	$96,150	2.3%	$115,037	2.2%	$59,224	2.1%
50.01% - 60.00%	132,184	3.2	162,216	3.1	72,041	2.6
60.01% - 70.00%	296,596	7.1	380,646	7.4	179,766	6.4
70.01% - 75.00%	302,931	7.2	390,136	7.5	192,625	6.9
75.01% - 80.00%	2,446,764	58.4	3,133,913	60.6	2,108,838	75.2
80.01% - 90.00%	171,352	4.1	217,702	4.2	104,793	3.7
90.01% - 95.00%	156,517	3.7	194,140	3.8	83,851	3.0
95.01% or more	584,180	14.0	581,303	11.2	1,418	0.1

Total (2)	$4,186,674	100.0%	$5,175,093	100.0%	$2,802,556	100.0%

Weighted-average first-lien LTV	80.42%		79.89%		77.88%

(1)	LTV ratio is as of the date the loan was originated.

(2)	Slight variations in totals are due to rounding.

The increase in first-lien mortgages with an LTV ratio of 95.01% or more in 2005 and 2006 is substantially due to a new mortgage loan product introduced in 2005 that includes lender or borrower paid PMI on the amount of the loan in excess of 80% of the appraised value of the property. In the event of a loss on one of these loans, PMI would pay us the difference between the actual unpaid principal balance at the date of chargeoff and 80% of the appraised value of the collateral as of the date the loan was originated. Substantially all of the loans with an LTV ratio of 95.01% or more have PMI. This effectively reduces our risk of loss due to borrower default to 80% of the appraised value of the loan’s collateral. As a result of this new mortgage loan product, the total principal amount of loan originations for second-lien mortgages declined in 2005 and 2006. We presently expect that future originations of loans with an LTV of 95.01% or more will be closer to the levels in 2005 and 2006 than in 2004.

Second-Lien Mortgages

	As of December 31,
	2006		2005		2004
CLTV Ratio (1)	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
50% or less	$11,160	5.9%	$12,511	4.5%	$9,957	7.2%
50.01% - 60.00%	33	0.0	46	0.0	—	0.0
60.01% - 70.00%	84	0.0	175	0.1	227	0.2
70.01% - 75.00%	211	0.1	831	0.3	256	0.2
75.01% - 80.00%	861	0.5	1,090	0.4	755	0.5
80.01% - 90.00%	38,923	20.4	58,909	21.2	26,691	19.4
90.01% - 95.00%	29,039	15.3	42,617	15.3	18,761	13.6
95.01% or more	110,053	57.8	161,795	58.2	80,824	58.8

Total (2)	$190,364	100.0%	$277,974	100.0%	$137,471	100.0%

Weighted-average second-lien CLTV ratio	93.07%		93.08%		91.74%

(1)	CLTV ratio is as of the date the loan was originated.

(2)	Slight variations in totals are due to rounding.

The following shows the decision FICO scores for the mortgage loans held for investment:

First-Lien Mortgages

	As of December 31,
	2006		2005		2004
FICO Score (1)	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
800+	$150,568	3.6%	$169,074	3.3%	$54,964	2.0%
775 - 799	620,152	14.8	734,777	14.2	378,221	13.5
750 - 774	762,219	18.2	943,010	18.2	539,699	19.3
725 - 749	760,103	18.2	938,584	18.1	513,209	18.3
700 - 724	804,952	19.2	997,209	19.3	566,825	20.2
675 - 699	636,833	15.2	786,571	15.2	413,619	14.8
650 - 674	364,900	8.7	493,144	9.5	309,965	11.1
649 or below	68,094	1.6	88,071	1.7	14,870	0.5
No score available	18,853	0.5	24,653	0.5	11,184	0.4

Total (2)	$4,186,674	100.0%	$5,175,093	100.0%	$2,802,556	100.0%

Weighted-average decision FICO score	725		730		726

(1)	The FICO scores are based on the scoring methodology applied by Fair Isaac Corporation and are as of the date the loan was originated.

(2)	Slight variation in totals are due to rounding.

Second-Lien Mortgages

	As of December 31,
	2006		2005		2004
FICO Score (1)	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
800+	$5,517	2.9%	$8,056	2.9%	$2,609	1.9%
775 - 799	27,184	14.3	36,992	13.3	18,140	13.2
750 - 774	37,048	19.5	53,607	19.3	27,574	20.1
725 - 749	38,077	20.0	57,026	20.5	30,177	22.0
700 - 724	35,810	18.8	51,772	18.6	29,469	21.4
675 - 699	28,862	15.2	44,063	15.9	23,071	16.8
650 - 674	16,520	8.7	24,710	8.9	5,827	4.2
649 or below	1,031	0.5	1,119	0.4	100	0.1
No score available	315	0.2	629	0.2	504	0.4

Total (2)	$190,364	100.0%	$277,974	100.0%	$137,471	100.0%

Weighted-average decision FICO score	732		731		730

(1)	The FICO scores are based on the scoring methodology applied by Fair Isaac Corporation and are as of the date the loan was originated.

(2)	Slight variation in totals are due to rounding.

The following shows the mortgage loans held for investment by property type:

	As of December 31,
	2006		2005		2004
Property Type	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
Single family detached residences	$1,446,625	33.1%	$1,858,528	34.1%	$1,117,491	38.0%
Planned unit development (1)	2,145,433	49.0	2,645,709	48.5	1,391,987	47.3
2 - 4 family residences	49,717	1.1	64,563	1.2	43,827	1.5
Condominium/Cooperative apartment	706,487	16.1	850,619	15.6	371,403	12.6
Other/Townhouse	28,776	0.7	33,648	0.6	15,318	0.5

Total (2)	$4,377,038	100.0%	$5,453,067	100.0%	$2,940,026	100.0%

(1)	Represents individual properties in a single-family residential development with common areas maintained by a residential association.

(2)	Slight variation in totals are due to rounding.

The following shows the principal balance of the mortgage loans held for investment:

First-Lien Mortgages

	As of December 31,
	2006		2005		2004
Principal Amount of Loan	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
$100,000 or less	$120,764	2.9%	$154,894	3.0%	$121,767	4.3%
$100,001 - $150,000	602,018	14.4	752,424	14.5	486,021	17.3
$150,001 - $200,000	636,926	15.2	793,801	15.3	428,365	15.3
$200,001 - $300,000	970,445	23.2	1,200,296	23.2	674,927	24.1
$300,001 - $400,000	607,010	14.5	746,988	14.4	365,121	13.0
$400,001 - $500,000	426,030	10.2	509,224	9.8	242,413	8.6
$500,001 - $600,000	264,240	6.3	308,780	6.0	136,305	4.9
$600,001 - $700,000	182,925	4.4	219,604	4.2	99,022	3.5
$700,001 - $800,000	89,045	2.1	104,476	2.0	54,911	2.0
$800,001 - $900,000	58,723	1.4	68,890	1.3	35,784	1.3
$900,001 - $1,000,000	93,354	2.2	105,947	2.0	46,790	1.7
$1,000,001 - $1,500,000	91,413	2.2	136,815	2.6	77,719	2.8
$1,500,001 or higher	43,781	1.0	72,954	1.4	33,411	1.2

Total (1)	$4,186,674	100.0%	$5,175,093	100.0%	$2,802,556	100.0%

Average balance	$237,798		$235,817		$219,638

(1)	Slight variation in totals are due to rounding.

Second-Lien Mortgages

	As of December 31,
	2006		2005		2004
Principal Amount of Loan	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans	Dollars (000s)	% of Loans
$10,000 or less	$983	0.5%	$1,222	0.4%	$507	0.4%
$10,001 - $15,000	4,712	2.5	6,213	2.2	2,960	2.2
$15,001 - $20,000	8,936	4.7	11,483	4.1	5,021	3.7
$20,001 - $30,000	34,118	17.9	44,634	16.1	21,038	15.3
$30,001 - $40,000	38,623	20.3	52,947	19.0	28,514	20.7
$40,001 - $50,000	26,394	13.9	39,165	14.1	18,670	13.6
$50,001 - $60,000	18,035	9.5	28,507	10.3	14,591	10.6
$60,001 - $70,000	12,174	6.4	18,400	6.6	10,462	7.6
$70,001 - $80,000	9,082	4.8	15,245	5.5	7,016	5.1
$80,001 - $90,000	7,457	3.9	12,006	4.3	5,627	4.1
$90,001 - $100,000	5,265	2.8	8,102	2.9	5,021	3.7
$100,001 - $125,000	8,758	4.6	13,111	4.7	6,707	4.9
$125,001 - $150,000	6,053	3.2	10,759	3.9	4,965	3.6
$150,001 or higher	9,774	5.1	16,180	5.8	6,372	4.6

Total (1)	$190,364	100.0%	$277,974	100.0%	$137,471	100.0%

Average balance	$37,982		$39,967		$40,397

(1)	Slight variations in totals are due to rounding.

Our Loan Underwriting Guidelines and Practices

HBMC’s underwriting guidelines are intended to facilitate the funding and ultimate sale of mortgage loans in the secondary mortgage market and, for loans held for investment, funding through CDOs. HBMC’s underwriting guidelines allow it to evaluate an applicant’s credit standing, financial condition and repayment ability, as well as the value and adequacy of the mortgaged property as collateral for any loan that HBMC reviews. HBMC seeks to match the amount of disclosure required by applicants to appropriate loan products. As part of the loan application process, the applicant is generally required to provide information concerning his or her assets, liabilities, income and expenses, subject to certain of the provisions below, along with an authorization permitting HBMC to obtain any necessary third-party verifications, including a credit report summarizing the applicant’s credit history. However, in some cases, loans are underwritten without the independent verification of the applicant’s stated income or employment in the related loan application.

In evaluating an applicant’s ability and willingness to repay the proposed loan, HBMC also reviews the applicant’s credit history and outstanding debts, as reported on the credit report that HBMC obtains. If an existing mortgage or other significant debt listed on the loan application is not adequately reported on the credit report, HBMC may request a written or oral verification of the balance and payment history of that debt from the servicer of the debt. HBMC verifies the applicant’s liquid assets for a general indication of creditworthiness and to determine whether the applicant has adequate liquid assets to cover any required down payment, closing costs and prepaid interest, while maintaining a minimum cash reserve. In addition, HBMC uses information regarding the applicant’s liquid assets, together with information regarding the applicant’s debt obligations to gauge the reasonableness of the applicant’s stated income.

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

In addition to the foregoing, the approval process generally requires that the potential borrower have a total debt-service-to-income (“DTI”) ratio that does not exceed 45%. HBMC may raise this limit to 50% or greater if the potential borrower demonstrates satisfactory disposable income and/or other mitigating factors are present. The DTI ratio is calculated as the ratio of the borrower’s total monthly debt obligations, including, if applicable, the interest-only payments on the proposed loan and, in the case of most non-hybrid adjustable-rate interest-only loans, at an interest rate that is two percentage points higher than the original rate, divided by the borrower’s total monthly income. The maximum DTI ratio generally varies depending upon the LTV ratio, the occupancy type and the level of documentation provided.

Exceptions.    The underwriting standards described above are guidelines of general applicability. On a case-by-case basis, it may be determined that an applicant warrants an exception to these guidelines. An exception may be allowed by underwriting personnel with appropriate credit authority and only if the application reflects compensating factors, such as a low LTV ratio, stable ownership, low DTI ratios, or excess cash reserves or similar mitigating circumstances.

“Streamline Refi” Program

Mortgage Loans Originated Prior to September 2006.    A borrower with a mortgage loan originated by HBMC on or after January 1, 2003 may be eligible for HBMC’s “streamline refi” program to change the interest rate or the term of the mortgage loan. Provided such a borrower is current in his or her mortgage payment obligations and has not been 30 or more days delinquent within the previous 24 months with respect to any mortgage loan, HBMC may permit a refinancing of one or more of the borrower’s mortgage loans that were originated by HBMC to a current market interest rate with a simplified application process, so long as the borrower has a credit score of 660 or greater for mortgage loans having a LTV ratio or CLTV ratio of less than or equal to 95%, or a credit score of 680 or greater for mortgage loans having a LTV ratio or CLTV ratio of greater than 95%. In addition, no judgments or other adverse public record may appear on the credit report obtained by HBMC in connection with the loan application. With respect to mortgage loans that were originated without requiring certain documentation, the mortgage loan must also be seasoned for at least 12 months prior to becoming eligible for the “streamline refi” program. The borrower may not be required to provide any verifications of current employment, income level or extent of assets. In addition, no current appraisal or indication of market value may be required with respect to the properties securing the mortgage loans which are refinanced under the “streamline refi” program. A borrower may participate in this “streamline refi” program through a refinancing of one or more of his or her existing mortgage loans by either replacing any such loan with a new mortgage loan at a current market interest rate or, in the case of a mortgage loan that is serviced by HBMC, by executing a modification agreement at a current market interest rate.

The “streamline refi” program is for borrowers who wish to change only the interest rate and/or the term of their mortgage loan and is not available to borrowers who wish to cash out a portion of the equity in their property.

Mortgage Loans Originated on or After September 1, 2006.    A borrower with a mortgage loan originated by HBMC on or after January 1, 2003 may be eligible for HBMC’s “streamline refi” program to either change the interest rate or the term of the mortgage loan in accordance with HBMC’s rate/term refinance guidelines or to increase the balance of the mortgage loan for the purpose of receiving cash proceeds relating to any equity that the borrower may have in the related property in accordance with HBMC’s cash out refinance guidelines.

Rate/Term Refinance Guidelines.    Provided a borrower is current in his or her mortgage payment obligations and has not been 30 or more days delinquent with respect to any mortgage loan since its origination, HBMC may permit a refinancing of one or more of the borrower’s mortgage loans that were originated by HBMC to a current market interest rate with a simplified application process. Minimum credit score requirements range from 620 to 720, depending on the amount borrowed, type of property, type of original loan, the LTV ratio and, if applicable, the CLTV ratio. The maximum LTV ratios range from 60% to 95%, and the maximum CLTV ratios range from 60% to 100%, depending on the amount borrowed, type of property, type of original loan and the credit score of the related borrower. The borrower may not be required to provide any verifications of current employment, income level or extent of assets. In addition, no current appraisal or indication of market value may be required with respect to the properties securing the mortgage loans which are refinanced under the “streamline refi” program. Under the rate/term refinance guidelines, a borrower may participate in this “streamline refi” program through a refinancing of one or more of his or her existing mortgage loans by either replacing any such loan with a new mortgage loan at a current market interest rate or, in the case of a mortgage loan that is serviced by HBMC, by executing a modification agreement at a current market interest rate.

Cash Out Refinance Guidelines.    Provided a borrower is current in his or her mortgage payment obligations and has not been 30 or more days delinquent with respect to any mortgage loan since its origination, HBMC may permit a refinancing of one or more of the borrower’s mortgage loans that were originated by HBMC to a current market interest rate with a simplified application process to allow cash proceeds relating to any equity that the borrower may have in the related property to be distributed to the borrower. Minimum credit score requirements range from 640 to 720, depending on the amount borrowed, type of property, type of original loan, the DTI ratio, the LTV ratio and, if applicable, the CLTV ratio. The maximum LTV ratios range from 60% to 80%, and the maximum CLTV ratios range from 60% to 100%, depending on the amount borrowed, type of property, type of original loan and the credit score of the related borrower. In connection with a cash out refinance, HBMC also looks at a borrower’s Bankruptcy Navigator Index (“BNI”) score, which measures a variety of items, including recent increases in the debt obligations of a borrower and a borrower’s payment history and payment habits, to determine the likelihood that a borrower will file bankruptcy in the next two years. A low score represents a greater chance of bankruptcy for the related borrower. In general, BNI scores range from 1 to 600. HBMC’s minimum BNI score requirements range from 300 to 435, depending on the credit score of the related borrower. The borrower may not be required to provide any verifications of current employment, income level or extent of assets; however, a broker price opinion on the value of the related property and a HistoryPro™ “F” Score of less than 1 will be required in connection with a cash out refinance. HistoryPro™ is an analytical tool used to assess collateral risk and identify potential fraudulent transactions. The F-score is used to identify questionable appraisals and streamline processes for transactions with low F-scores.

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

Our Associates

As of December 31, 2006, we had 1,199 associates. None of our associates are represented by a union or covered by a collective bargaining agreement. We believe that we provide our associates with compensation and benefits that are competitive with industry standards. Our relations with our associates are good, and our corporate culture is very important to us.

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

OTC is a complementary program to PSD and focuses on the operational side of our business, covering all processes from loan set-up through closing, ensuring a well-engrained customer service focus. We also offer a range of continuing education training in areas of sales and operations, as well as courses in ancillary areas, such as computer training, personal development, management and leadership.

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

We compensate our loan officers through a combination of draws and commissions. Our intent is to emphasize variable pay that rewards associates for achieving or exceeding business goals and differentiates between low and high performance.

Associate and Customer Satisfaction

We believe that associate satisfaction is the key to creating and promoting customer satisfaction. We have found that satisfied associates provide superior customer service, which enhances our customer loyalty and reputation. As a result, our investment in our people and their satisfaction is key to our growth strategy.

To promote associate satisfaction, we offer a 401(k) matching contribution, a profit sharing program, tuition reimbursements, maternity and paternity leave programs, adoption benefits and life balance programs. In addition, we have used our Amended and Restated 2004 Long-Term Incentive Plan (“LTIP”) to grant stock-based compensation to a majority of associates throughout the organization based on performance. We also offer the Associate Emergency Fund, funded by our associates and designed especially for associates in need. This fund provides monetary assistance to our associates for unexpected medical bills, emergency travel expenses and other unforeseen circumstances. We also celebrate an “associate appreciation month” each year, where we offer a series of events that reinforce the satisfaction of our associates. As a further associate satisfaction benefit, we also have a Corporate Chaplain who is available to our associates for funerals, weddings, counseling, and other personal and professional matters. The mission of our associates is focused on serving others. Each month we recognize and award one associate with a service award for demonstrating high-service ethics, either within our organization or within the community. On an annual basis we then recognize the recipient of our annual customer services award.

To augment our customer service initiatives, we also offer a Customer Service Guarantee, by which we offer to refund an applicant’s mortgage loan application fee if, after closing, they are dissatisfied, for any reason. We implemented our Customer Service Guarantee in December 2000, and, since that time, less than 1% of loan applicants have requested a refund of their application fee. In addition, we solicit feedback from our customers immediately after their loans close to determine whether they were satisfied by the speed, ease and responsiveness of our origination process. In 2004, 69% of our customers responded to requests for feedback, and 77% of those respondents indicated that they were “Very Satisfied,” while 19% indicated that they were “Satisfied” with the origination process. During 2005, the response rate increased to 77% with 79% of those respondents indicating that they were “Very Satisfied” and 17% indicating that they were “Satisfied” with the origination process. During 2006, the response rate further increased to 88% with 81% of those respondents indicating that they were “Very Satisfied” and 16% indicating that they were “Satisfied” with the origination process.

Our Approach to Marketing

Advertising and Branding

Our primary marketing focus is on creating a satisfying home loan experience during the customer’s lifecycle with HomeBanc—from origination through servicing of their loan, when applicable, and then retaining them as a repeat customer. Our secondary marketing focus is on residential real estate agents and home builders, especially in well-established offices and new home communities, respectively. We believe that residential real estate agents and home builders play important roles in a consumer’s choice of home financing providers.

Customers.    We reach our customers through varying transactional and promotional communications in a variety of mediums, including direct mail, e-mail and phone. Many of our programs are managed and communicated on behalf of our loan officers and tailored for the customer’s particular needs. Additionally, we provide personalized marketing materials and support to our almost 500 loan officers throughout the organization using advanced print-on-demand and campaign-on-demand technology systems. We produce quarterly market research data to help focus our efforts on the best opportunities, and we attempt to calculate the business generated by our programs to determine their effectiveness.

Real Estate Agents and Homebuilders.    We believe that we can effectively reach real estate agents and home builders through our varying promotional, educational and recognition events. For example, we regularly invite nationally recognized experts in the real estate sector to meet with and educate the real estate agents with whom we do business. We also host events in each of our markets, which enable our sales associates to strengthen their relationships with real estate agents, home builders and customers.

Traditional Marketing Channels

We and our associates use a number of traditional marketing channels to originate leads and mortgage loans, including repeat customers, personal contacts such as friends and families, referrals from realtors, builders and other real estate professionals, and other relationships outside of formal agreements, as well as online.

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

Our SMA agreements are multi-year contracts with real estate agencies and home builders who provide, for a flat monthly fee, marketing services to us, and, in many cases, permit us to, among other things, lease space and display signage and marketing materials in the agencies’ and builders’ retail office locations. As of December 31, 2006, we had marketing agreements with 181 real estate agencies and home builders and lease/sublease agreements with real estate agencies for 140 facilities.

Under our SMA agreements, real estate agencies and home builders:

•	allow us to place interior and exterior signage and merchandising materials in their retail offices and assist us with the placement of the signs and marketing materials;

•	provide us a presence on the agency’s or builder’s website; and,

•	provide information about us in the agency’s or builder’s print advertising.

Where the real estate agencies lease space to us, including space for store-in-store locations or desk space for our loan officers, we pay rent for such space. The leases include furnishings, utilities, copy, facsimile and telephone equipment and services, conference rooms, training, break and rest rooms, receptionist services, maintenance, parking and access to common areas.

All fees are based upon estimates of the costs of such services and leased space in the market and are not related to, negotiated or renegotiated based upon actual volumes of mortgage loans that we make through our strategic alliance partners. These agreements are terminable by either party for cause. We believe that these arrangements are permissible under the Real Estate Settlement Procedures Act (“RESPA”) and HUD regulations. If these laws or regulations or interpretations of these laws and regulations were to change, we believe that alternative arrangements could be made that would enable us to maintain our SMAs. Our business and prospects could be materially harmed if we were unable to maintain or enter into SMAs with similar economic effect as we have utilized historically, as a result of regulatory action or otherwise.

The following table sets forth information regarding our originations resulting directly from our SMAs:

	As of and for the Years Ended December 31,
	2006	2005	2004
Realtor SMA partners	111	116	85
Number of realtor store-in-store locations	140	157	138
Builder SMA partners	70	113	112
Originations directly resulting from SMAs (in thousands of dollars)	$2,101,550	$2,118,377	$1,603,448
Period-to-period (decrease) increase in dollar amount of originations	(0.8)%	32.1%	12.1%
Percentage of total purchase money mortgage loan originations	52.3%	44.2%	35.8%
Percentage of total mortgage loan originations	40.9%	32.9%	28.5%

Joint Ventures

In addition to our SMAs, we initiated a strategy, during 2006, of entering into joint ventures with selected home builders as a further means to enhance our visibility and access to potential customers. The first arrangement of this type involved Mortgage Partners acquiring a 51% interest in BH Mortgage, a joint venture with an affiliate of an Atlanta-based home builder, Brayson Homes. BH Mortgage was created to originate mortgage loans with borrowers, including purchasers of homes built by Brayson Homes.

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

HBMC is an approved full-service mortgage loan servicer for Fannie Mae, Freddie Mac, Ginnie Mae (though not active at this time), HUD, VA and various other unrelated third party investors. Prior to December 2003, HBMC did not retain the servicing for any of the mortgage loans that it sold, except for construction-to-permanent mortgage loans, which HBMC serviced during the construction phase of the loan. Since December 2003, HBMC has retained servicing of substantially all of its nonconforming interest-only ARM loans and a limited number of Fannie Mae mortgage loans and has continued to service the construction-to-permanent loans during the construction phase of these mortgage loans. Commencing in August 2006, HBMC has retained servicing of substantially all of its conforming mortgage loans that we originated and were ultimately sold to or included in MBS guaranteed by Fannie Mae and Freddie Mac. During 2006, HBMC began selling a higher percentage of the adjustable-rate prime mortgage loans than it had typically retained during 2004 and 2005 to unrelated third parties on a servicing-retained basis. During 2006 and 2005, we capitalized $42.9 million and $8.4 million, respectively, in MSRs related to mortgage loans sold to unrelated third parties on a servicing-retained basis. At December 31, 2006 and 2005, we had $43.9 million and $10.1 million, respectively, in MSRs, and we serviced loans for unrelated third parties with unpaid principal balances of $3.6 billion and $1.0 billion, respectively, as of those same dates.

We presently expect to sell substantially all of the mortgage loans we originate during 2007. We also expect that a substantial number of these loans will be sold on a servicing-retained basis, and as a result, the number and principal balance of loans serviced for others is expected to increase along with our MSR balance. See “Important Information Regarding our Strategic Plans” in Part I of this Report.

During July 2005, we implemented a new mortgage servicing platform and associated applications suitable for servicers of nonconforming private mortgage-backed securitizations. We expect the new systems will enable us to service our growing portfolio for the foreseeable future. Our servicing team had 32 full-time associates as of December 31, 2006, including four managers, each of whom has at least 10 years of mortgage servicing or other relevant experience.

Our Investment Portfolio and Investment Guidelines

Mortgage loans originated by HBMC and not sold to third parties are sold to HomeBanc Corp. or its QRS. The loans sold to HomeBanc Corp. or its QRS primarily were comprised of adjustable-rate prime first and second mortgage loans, including the following:

•	1-month LIBOR and 6-month LIBOR interest-only ARMs;

•	3-year fixed/6-month LIBOR adjustable-rate, 5-year fixed/6-month LIBOR adjustable-rate, 7-year fixed/6-month LIBOR adjustable-rate and 10-year fixed/6-month LIBOR adjustable-rate loans;

•	3-year fixed/1-year LIBOR adjustable-rate, 5-year fixed/1-year LIBOR adjustable-rate, 7-year fixed/1-year LIBOR adjustable-rate and 10-year fixed/1-year LIBOR adjustable-rate loans;

•	construction-to-permanent loans; and

•	adjustable-rate second mortgage loans.

We have adopted investment guidelines providing, among other things, that we will not make any investment that would cause us to fail our REIT qualifications for as long as we may elect to remain a REIT or maintain an investment portfolio at our REIT, or cause us to become an investment company. These guidelines prohibit loans to directors and executive officers and require that we generally hold our mortgage loans held for investment to maturity. We may, subject to approval processes, invest in controlling interests in other entities, including by exchange of our capital stock for equity interests or properties of others. Our investment guidelines may be amended from time to time to reflect changing conditions and to maintain a high-quality portfolio. Such changes do not require the consent of our shareholders.

Since our IPO and prior to 2006, our strategy was focused on holding a portion of the mortgage loan production of HBMC, which has allowed us to create a better portfolio at a lower cost than if we had purchased mortgage loans on the open market. This strategy has, to some extent, enabled us to control and monitor the origination and servicing processes, select our own products and markets, control our costs of origination and servicing, and qualify and establish direct relationships with our borrowers, without dependence upon third parties. Our ability to originate our own loans gives us competitive advantages over mortgage loan investors who do not maintain the capability to originate mortgage loans or have direct relationships with borrowers, and whose costs and quality may vary depending upon market conditions and the originators’ available products.

We presently expect to sell substantially all of the mortgage loans we originate during 2007. We also expect during 2007 to purchase mortgage loans, which meet our investment criteria, from other originators to grow our loans held for investment portfolio, which we may hold at HBMC.

Beginning in late 2005, we chose to augment our investment portfolio by investing in certain MBS that we found attractive to increase our net interest income and take full advantage of the opportunity to leverage our equity. However, in an effort to enhance our short-term liquidity position, we sold substantially all of our MBS portfolio during the first quarter of 2007 and, in the near term, do not expect to make any additional significant purchases of MBS at the REIT.

See “Important Information Regarding our Strategic Plans” in Part I of this Report.

Risk Management

Risk management is important to our business, and we have established an asset and liability committee (“ALCO”), a risk management committee (“RMC”) and a credit committee (“CRC”), each of which is comprised of senior officers, to evaluate, manage and monitor our risks.

The ALCO oversees interest rate risk and prepayment risk associated with loans held for investment, funding and liquidity risks, internal controls related to each of these risks, and the development, communication and implementation of appropriate policies and strategies for managing our assets and liabilities with the goal of providing for consistency of earnings growth and adequate liquidity and capital, communicating these policies and strategies to the appropriate personnel, and monitoring compliance with these policies and strategies. The ALCO is also responsible for oversight of the RMC and the CRC. As of March 1, 2007, the ALCO consisted of the following officers: our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer; our Chief Investment Officer, who is Chair of the ALCO; our Deputy Chief Financial Officer of HomeBanc Corp. and Chief Financial Officer of HBMC; our Chief Capital Markets Officer; our Chief Accounting Officer; our Treasurer; our Senior Vice President of Products and Services; our Senior Vice President—Investment Management; and our Chief Credit Officer.

The RMC oversees interest rate risk associated with the committed pipeline and loans held for sale, competitive risks associated with products and pricing, and the internal controls related to each of these risks. As of March 1, 2007, the Risk Management Committee consisted of the following officers: our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer; our Chief Capital Markets Officer, who is Chair of the RMC; our Deputy Chief Financial Officer of HomeBanc Corp. and Chief Financial Officer of HBMC; our Chief Investment Officer; our Senior Vice President—Secondary Marketing; our Controller; our Senior Vice President of Products and Services; our Chief Credit Officer; our Senior Vice President—Product Development; and our Senior Vice President—Capital Market Operations.

The CRC oversees the development of our credit risk management policies, Allowance requirements for loans that we hold for investment, the default risk on loans that we hold for investment, counter-party risk and the internal controls related to each of these risks. As of March 1, 2007, the CRC consisted of the following officers: our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer; our Chief Capital Markets Officer; our Deputy Chief Financial Officer of HomeBanc Corp. and Chief Financial Officer of HBMC; our Executive Vice President and General Counsel; our Chief Investment Officer; our Chief Credit Officer, who is Chair of the Credit Committee; our Controller; and our Vice President—Servicing.

The RMC and the CRC engage in certain risk management initiatives, which currently include:

•	utilizing a limited group of appraisal companies that we have approved to maintain quality and consistency among our appraisals;

•	maintaining a rigorous certification program for our mortgage loan underwriters;

•	periodic portfolio reviews of internal, investor, HUD and mortgage insurance company data with executive management;

•	maintaining adherence to our underwriting guidelines and, where appropriate, investor underwriting guidelines, that may be different from our own;

•

utilizing third-party computer software that provides, on a dynamic basis reflecting experience, interest rate risk analysis and management, hedge position management and sensitivity analysis, best execution analysis and rate lock fallout analysis related to our IRLCs and mortgage loans held for sale;

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

Competition

The barriers to entry in the mortgage lending industry are relatively low, and we face competition from finance and mortgage banking companies, mortgage REITs and Internet-based lending companies, as well as more traditional lenders such as banks, thrifts and securities brokers that are already active participants in the mortgage industry. As we seek to expand our loan origination business further, we will face a significant number of additional competitors, many of which will be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, have been established in certain market areas that we target, have far greater financial and other resources than we do, may operate nationally or over larger markets than we do, and may have a greater ability to react to improving or deteriorating market conditions. We presently do not face direct competition for mortgage loan origination from GSEs like Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which currently do not have the legal authority to originate one-to-four family residential mortgage loans. These entities do, however, have significant influence because of their dominance of the secondary markets for these loans. See “Risk Factors—Our Business Would Suffer if We Are Unable to Sell or Securitize the Mortgage Loans that We Originate” and “Risk Factors—We Face Competition that Could Adversely Affect Our Market Share and Revenues” in Item 1A of this Report.

Our competitors can offer lower interest rates and fees, operate with less stringent underwriting standards to attract borrowers, provide enhanced convenience in obtaining a loan, emphasize customer service, focus on amounts, terms and variety of loan products, and concentrate on marketing and distribution channels. If we are faced with pervasive price competition, then we may be forced to lower the interest rates that we charge borrowers, which could reduce the value of the loans that we sell or retain in our portfolio. If our competitors adopt less stringent underwriting standards, then we may be pressured to do so as well or risk losing market share, or our expansion into our targeted markets may be adversely affected. If we relax our underwriting standards, then we will also be exposed to higher credit risk, which could adversely affect our operating results if our pricing does not adequately compensate us for the increased risk.

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

In addition, as the result of the deteriorating conditions in the mortgage industry generally, and especially in the subprime and nonprime mortgage lending industry, there has been recent media and legislative attention paid to developing a new system of regulation for mortgage lenders. Any such legislation or other regulation could have a significant effect on our business. We cannot predict whether any such legislation ultimately will be adopted, or, if adopted, what effect such legislation could have on our business.

Predatory Lending Laws

Many jurisdictions have increased their focus on certain “predatory” lending practices and have enacted legislation related to curbing this activity. In some cases, these laws, rules or regulations can disrupt common lending activities, or restrict them altogether, and, therefore, impose additional costs and compliance requirements upon us. Some of these laws, rules and regulations impose certain restrictions on loans that charge certain points and fees or that have an annual percentage rate (“APR”) that equals or exceeds specified statutory thresholds. These restrictions could expose us to risks of litigation and regulatory sanctions, regardless of how carefully loans are originated.

The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees we charge on the mortgage loans that we originate. We are also faced with new compliance risks. We may face additional costs in developing means and procedures by which we must comply with these new requirements to prevent violations. Recently, some members of Congress have introduced federal predatory lending legislation, which, if adopted, would preempt inconsistent state laws. We cannot predict the effects, if any, of this legislation or whether or not it will be adopted.

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

We intend to avoid originations of loans that meet or exceed the APR or points and fees thresholds of these laws, rules and regulations in the jurisdictions where we operate. Our predatory lending policies require that we:

•	avoid steering applicants to loan products which we believe are inappropriate for them;

•	determine that all applicants have the financial ability to repay their respective mortgage loans;

•	entertain the refinancing of mortgage loans only in the event applicants would enjoy an identifiable economic benefit;

•	avoid the imposition of excessive fees and/or interest rates;

•	fully advise applicants of all loan terms and conditions and engage in marketing practices which are neither deceptive nor exploitive; and

•	fully comply with all state and federal predatory lending regulations.

USA PATRIOT Act

On October 26, 2001, the federal USA PATRIOT Act became effective, establishing new and enhanced ways of combating international terrorism. The provisions that most directly affect financial institutions are contained in Title III of the USA PATRIOT Act. Title III amends the current law with respect to financial institutions to give the Secretary of the Treasury and other departments and agencies of the federal government enhanced authority to identify, deter and punish international money laundering and other crimes.

Among other things, the USA PATRIOT Act requires financial institutions to follow new minimum verification of identity standards for all new accounts and permits financial institutions to share information with law enforcement authorities under circumstances that were not previously permitted. The Secretary of the Treasury and various federal banking agencies are responsible for promulgating the regulations necessary to implement the provisions as they become effective. We and the closing settlement agents that handle our closings are subject to certain provisions of the USA PATRIOT Act, although, to date, our compliance with this legislation has not had a material adverse effect on our business, and we have not incurred any material costs related to our compliance.

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

The Real Estate Settlement Procedures Act

RESPA, as implemented by HUD Regulation X, is designed to provide consumers with timely and accurate information regarding the nature and costs associated with residential real estate transactions. The other primary purpose of RESPA is to prohibit abusive practices such as kickbacks, referral fees and excessive escrow requirements that might add to the cost of settlement. RESPA applies to all “federally related mortgage loans,” which includes any loans made by us and secured by a first or subordinate lien on residential real property (including a refinance of such a loan) upon which there is located or placed a structure designed for one to four family occupancy (including individual units of condominiums or cooperatives). Exemptions to RESPA coverage are set forth in Regulation X, including the exception that one may pay reasonable value for services actually performed and facilities actually provided. RESPA neither prohibits referrals of real estate settlement services, like residential mortgage loans, nor payments of fees or things of value to persons who may make referrals; rather, RESPA prohibits the payment of a fee or thing of value in exchange for referrals. HUD enforces RESPA, and violations of the provisions regarding kickbacks, referral fees and unearned fees may be subject to civil and criminal penalties.

Environmental Matters

HBMC has not had any material claims for environmental liabilities. In the future, we could have possible exposure to liabilities for environmental matters, especially if we were to foreclose on a property with environmental risks. Our practice is to avoid foreclosures on properties with known or suspected environmental risks.

Minimum Net Worth Requirements

HBMC is required to satisfy minimum net worth or capital requirements with various governmental agencies and GSEs. HBMC is also subject to various capital requirements in connection with seller/servicer agreements that it has entered into with secondary market investors. Failure to maintain minimum capital requirements could result in our inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on our financial statements. We were in compliance with all such minimums as of December 31, 2006.

Certain Federal Income Tax Considerations

General

HomeBanc, beginning with the filing of its initial federal income tax return for its short taxable year ended December 31, 2004, elected to be treated as a REIT for federal income tax purposes. In each year that HomeBanc qualifies as a REIT, it generally will not be subject to federal income tax on that portion of its REIT taxable income or capital gain that it distributes to shareholders, but taxable income generated by HomeBanc’s TRSs, including HBMC, will be subject to regular corporate income tax. HomeBanc is subject to corporate level taxation on any undistributed taxable income. In addition, HomeBanc faces corporate level taxation: (1) due to any failure to make timely distributions; (2) on the income from any property that it takes in foreclosure and on which it makes a foreclosure property election; (3) on the gain from the sale or other disposition of any property, other than foreclosure property, that HomeBanc holds primarily for sale to customers in the ordinary course of business (i.e., “dealer property”); and (4) on transactions with a TRS that are not conducted on an arm’s-length basis. The benefit of our tax treatment as a REIT is the avoidance of the federal “double taxation,” or taxation at both the corporate and stockholder levels, which generally applies to income distributed by a corporation to its shareholders.

A REIT generally may avoid disqualification for failures to meet REIT requirements if the failure is due to reasonable cause and not due to willful neglect and the REIT pays a penalty. HomeBanc cannot predict, however, whether in all circumstances it would qualify for the relief provisions.

If HomeBanc fails to qualify as a REIT in any taxable year, and no relief provision applies, it would be subject to federal income tax and any applicable alternative minimum tax on its taxable income at regular corporate rates. In calculating HomeBanc’s taxable income in a year in which it fails to qualify as a REIT, HomeBanc would not be able to deduct amounts paid out to shareholders. HomeBanc’s corporate tax liability would reduce its funds available for distribution to shareholders. Unless HomeBanc qualified for relief under specific statutory provisions, HomeBanc also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceases to qualify as a REIT. HomeBanc cannot predict whether in all circumstances it would qualify for such statutory relief. HomeBanc believes that it has satisfied or will satisfy the requirements for qualification as a REIT for its short taxable year ended December 31, 2004 and the full taxable years ended December 31, 2005 and December 31, 2006.

Requirements for Qualification as a REIT

To qualify for tax treatment as a REIT under the Code, HomeBanc must meet certain tests, as described briefly below.

•

Ownership of Common Stock.    For all taxable years after the first taxable year for which HomeBanc elects to be a REIT, a minimum of 100 persons must hold shares of capital stock of HomeBanc for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at all times during the last half of each taxable year other than HomeBanc’s first taxable year, no more than 50% in value of HomeBanc’s capital stock may be owned directly or indirectly, through the application of certain attribution rules, by five or fewer individuals, which the federal income tax laws define to include certain entities. HomeBanc is required to maintain records regarding the ownership of its shares and to demand statements regarding their ownership of shares from persons who own more than a certain percentage of its shares. HomeBanc must keep a list of those shareholders who fail to reply to such a demand. HomeBanc is also required to use the calendar year as its taxable year for income tax purposes.

•

Nature of Assets.    On the last day of each calendar quarter, at least 75% of the value of HomeBanc’s assets and any assets held by a QRS must consist of qualified REIT assets (primarily, interests in real property and interests in mortgage loans secured by real property) (“Qualified REIT Assets”), government securities, cash and cash items. HomeBanc expects that substantially all of its assets, other than securities issued by its TRSs, will be Qualified REIT Assets. On the last day of each calendar quarter, except for securities included in the foregoing 75% assets test and securities of HomeBanc’s TRSs, the value of HomeBanc’s interests in any one issuer’s securities may not exceed 5% of the value of HomeBanc’s total assets, and HomeBanc may not own more than 10% of the voting power or value of any one issuer’s outstanding securities. No more than 20% of the value of HomeBanc’s total assets may consist of the securities of TRSs. HomeBanc regularly monitors its assets in an effort to comply with the above asset tests.

•	Sources of Income. HomeBanc must meet both of the following income tests for each year with respect to which it elects to be treated as a REIT:

•

At least 75% of HomeBanc’s gross income for the taxable year must be derived from Qualified REIT Assets, including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that HomeBanc has made give rise primarily to mortgage interest qualifying under the 75% income test.

•

At least 95% of HomeBanc’s gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities or any combination of these. Gross income from servicing loans for third parties and loan origination fees is not qualifying income for purposes of either gross income test. Income from derivative financial instruments is non-qualifying income for purposes of the 75% gross income test. It will generally be disregarded for purposes of the 95% gross income test if certain requirements are met. HomeBanc monitors the amount of its non-qualifying income and manages its portfolio to attempt to comply at all times with the gross income tests. Income earned by HomeBanc’s TRSs is not taken into account in applying the income tests. HomeBanc’s REIT status may limit the type of assets, including derivative financial instrument contracts and other assets, which it otherwise might acquire.

•

Distributions.    Each taxable year, HomeBanc must distribute dividends on a pro rata basis, other than capital gain dividends and deemed distributions of retained capital gain, to its shareholders in an aggregate amount at least equal to the sum of:

•	90% of HomeBanc’s “REIT taxable income,” computed without regard to the dividends paid deduction and any net capital gain or loss, and

•	90% of HomeBanc’s after-tax net income, if any, from foreclosure property, in excess of the special tax on income from foreclosure property, minus the sum of certain items of non-cash income.

HomeBanc intends, for as long as it maintains its REIT election, to make distributions to its shareholders in sufficient amounts to meet the distribution requirement. To the extent that we distribute at least 90%, but less than 100%, of our REIT taxable income in a calendar year, we will be subject to federal corporate income tax on our undistributed income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which the distributions paid by us with respect to any calendar year are less than the sum of:

•	85% of our ordinary income for that year;

•	95% of our capital gain net income for that year; and

•	100% of our undistributed REIT taxable income from prior years.

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

Taxation of Taxable U.S. Shareholders

For any taxable year in which HomeBanc is treated as a REIT for federal income tax purposes, the amounts that HomeBanc distributes to its taxable U.S. stockholders out of current or accumulated earnings and profits will be includable by such shareholders as ordinary income for federal income tax purposes unless properly designated by HomeBanc as capital gain dividends. These distributions are not eligible for the dividends received deduction for corporations and generally will not be eligible for preferential rates applicable to “qualified dividend income” received by U.S. non-corporate shareholders in taxable years 2003 through 2010 (generally, a maximum rate of 15%). Further, shareholders may not deduct any of HomeBanc’s net operating losses or capital losses. We presently anticipate that our distributions generally will be taxable as ordinary income to our shareholders, although a portion of our distributions may be designated by us as long-term capital gain or may constitute a return of capital. We will furnish annually to each of our shareholders a statement setting forth distributions paid during the preceding year and the federal income tax status of such distributions.

To the extent HomeBanc holds a residual interest in a real estate mortgage investment conduit or all of the equity interests of a “taxable mortgage pool” (“TMP”), HomeBanc’s status as a REIT will not be impaired, but a portion of the taxable income generated by the residual interest or TMP may be characterized as “excess inclusion” income, which would be allocated to HomeBanc’s shareholders. Any such excess inclusion income: (1) may not be offset by the net operating losses of a stockholder; (2) will be subject to tax as unrelated business taxable income to a tax-exempt shareholder; (3) will result in the application of U.S. federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) on any excess inclusion income allocable to a shareholder that is not a “United States Person” (as defined in the Code); and (4) may result in HomeBanc paying tax on excess inclusion income allocated to shareholders that are “disqualified organizations.” Of HomeBanc’s 2006 dividend, approximately 4% of the amount distributed or treated as distributed to shareholders in 2006 was characterized as excess inclusion income.

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

Going Forward

We previously announced that, beginning with our 2007 taxable year, we intend to no longer operate our publicly held parent company as a REIT, and we presently are considering and evaluating the most appropriate means of giving effect to that decision. Any change in our operating model would likely require that we solicit and obtain the approval of our shareholders and certain of our lenders, and pay a variety of expenses including the cost of soliciting and obtaining such approval and the costs associated with any third party payments and capital restructuring. We may be unable to obtain such approvals, pay such expenses or otherwise change our operating model on terms that are attractive to us, if at all. See “Important Information Regarding our Strategic Plans” in Part I of this Report as well as “Risk Factors” in item 1A of this Report.

The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of the Code or the related rules and regulations, or of related administrative and judicial interpretations. We have not obtained a ruling from the Internal Revenue Service with respect to tax considerations relevant to our organization or operation or to an acquisition of our common stock. This summary is not intended to be a substitute for prudent tax planning, and each of our shareholders is urged to consult his or her own tax and other professional advisors with respect to these and other federal, state and local tax consequences of the acquisition, ownership and disposition of shares of our stock and any potential changes in applicable law.

Website Availability of Corporate Governance Materials and Reports Filed with the SEC

We maintain an Internet website located at www.homebanc.com on which, among other things, we make available, free of charge, various corporate governance materials and reports that we file or furnish to the SEC. Our Corporate Governance Guidelines, Code of Conduct and Ethics and charters for each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee are all provided on our website. We will post any waivers of our Code of Conduct and Ethics granted to our directors or executive officers on the “Investor Relations” portion of our website. Our reports and other filings, including, without limitation, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other documents, including amendments thereto, filed with or furnished to the SEC, are made available as soon as practicable after their receipt by the SEC. We are not incorporating the information on our website into this Report, and our website and the information appearing on our website are not included in, and are not part of, this Report.

Our shareholders may request free copies of our Corporate Governance Guidelines, Code of Ethics and Conduct and charters for any of the committees listed above by contacting the following:

HomeBanc Corp.

Attention: Corporate Secretary

2002 Summit Boulevard, Suite 100

Atlanta, Georgia 30319

(404) 459-7400

The New York Stock Exchange (“NYSE”) requires that the chief executive officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. We submitted the certification of our former Chairman and

Chief Executive Officer, Patrick S. Flood, with our 2006 Annual Written Affirmation to the NYSE on June 20, 2006. In addition, filed as exhibits to this Report are certifications signed by each of our Chief Executive Officer and Chief Financial Officer and our Deputy Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 1A.  Risk Factors

In addition to the other information contained in this Report, you should carefully consider, in consultation with your legal, financial and other professional advisors, the risks described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC, including, without limitation, under the caption “Risk Factors,” in evaluating us and our business before making a decision regarding an investment in our securities.

The risks contained in this Report are not the only risks faced by us. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material adverse effect on our financial condition, results of operations, business and prospects. The trading price of our securities could decline due to the materialization of any of these risks, and you may lose all or part of your investment.

This Report also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Report entitled “Cautionary Notice Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

Risks Related to our Business

We originate mortgage loans primarily in the Southeast, and the currently prevailing adverse mortgage market conditions in that region have negatively affected our loan originations and the ability of our customers to repay their loans.

Our mortgage loan originations have been, and are expected to be, concentrated in the Southeast United States. In 2006 and 2005, approximately 90.6% and 93.1%, respectively, of our loan originations were made to borrowers in the states of Georgia and Florida. During 2006, existing home sales, a significant component of the purchase money market, decreased 5% in the Southeast region, according to the National Association of Realtors, and 28.8% in the state of Florida, according to the Florida Association of Realtors, as compared to the prior year. Continued volume declines in the Southeast in general, and Florida in particular, would continue to negatively affect our loan origination volume, which would significantly harm our business, financial condition and results of operations.

In addition, any adverse market or economic conditions in the Southeast may increase the risk that our borrowers in that region are unable to timely make their mortgage payments, if at all. In addition, the market value of the real estate securing those mortgage loans as collateral could be negatively impacted by adverse market and economic conditions in the Southeast. The regional concentration of loans that we originate, and subsequently securitize, may also adversely affect the terms of our securitizations. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the Southeast could adversely affect both our net interest income from mortgage loans in our portfolio as well as our ability to originate, sell and securitize mortgage loans, which would significantly harm our business, financial condition, results of operations and the price of our securities.

We are a relatively undiversified mortgage banking company that is heavily reliant upon the mortgage banking industry.

Our business is relatively undiversified, and we rely heavily upon our ability to originate new mortgage loans in our market areas. As a result, when conditions in the national and local mortgage markets deteriorate, as has been the case in recent periods, we are unable to take advantage of other lines of business or other product offerings to mitigate the effects of those deteriorating conditions on our business and the price of our securities. In addition, whether as a result of further negative changes in the mortgage banking industry, or as a result of regulatory changes, we may be forced, or may elect, to change or limit the types of products that we offer. If the mortgage markets continue to deteriorate, or if we are forced to limit the number of mortgage products that we offer, then our business, financial condition, results of operations and the price of our securities could be negatively affected.

Our decision to no longer elect to have our public company treated as a REIT beginning in 2007 could negatively affect our business, financial condition, results of operations and the price of our securities.

We expect that our public company will no longer elect to be treated as a REIT, beginning in 2007. This decision involves a number of risks, including, without limitation:

•	as a result of the change in our operating model, our new corporate structure will be less efficient from a tax perspective, and we would likely have a higher effective tax rate;

•

we may incur significant costs in connection with this decision, including, without limitation, costs of soliciting and obtaining the approval of shareholders and the costs associated with third party payments and capital restructuring; and

•

we may be unable to realize the anticipated short- and/or long-term benefits from our change in operating structure, or from the other transactions that we may determine to pursue in conjunction with this change in corporate structure.

If we are unable to complete in a timely fashion or in a manner that is favorable to us any transaction associated with our decision to no longer elect to have our public company be treated as a REIT, our business, financial condition, results of operations and the price of our securities could be negatively affected.

We presently are considering and evaluating changes in our corporate structure in connection with our determination that our public company will no longer elect to be treated as a REIT beginning in 2007. We cannot, and do not, make any assurances as to when we will make any such determination the manner in which any such change in structure will be implemented, or as to when we will conclude this process, if at all. Accordingly, the current uncertainty regarding our company’s business model may continue to exist for the foreseeable future.

Accordingly, we face a number of risks, including, without limitation, the following:

•

our management team and board of directors are heavily engaged in the process of reviewing and considering changes in our strategic plan and corporate model, and the diversion of their attention from our day-to-day business and operations may detract from their business productivity;

•	we are incurring, and will continue to incur, significant expenses related to this process, including expenses related to our outside legal counsel and other professional advisors;

•	our stock price has been, and may continue to be, negatively affected by the uncertainty in the market and the uncertainty regarding the future of our company;

•	we may be unable to complete any changes to our corporate structure on the timeline or terms that we anticipate, or on any timeline or terms that otherwise are attractive to us;

•	current relationships with third parties may limit our ability to pursue certain alternatives and may result in additional expenses to us; and

•	we may be unable to realize the anticipated benefits of any such alternatives that we determine to pursue.

If any of the foregoing risks were to occur or if we were unable to change our corporate model at all, then our business, results of operations and price of our securities would be negatively affected.

Our debt facilities are subject to margin calls based on the lender’s valuation of our loan collateral. An unanticipated large margin call could harm our liquidity and our business, financial condition, results of operations and the price of our securities could be negatively affected.

The amount of financing we receive under our credit facilities depends in large part on the lender’s valuation of the mortgage loans that secure the financings. Each such facility provides the lender the right, under certain circumstances, to reevaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings. Any such margin call could harm our liquidity, results of operations, financial condition and business prospects.

If we do not generate sufficient liquidity, we will be unable to conduct our operations as planned.

We derive our liquidity for our operations from the following sources:

•	our warehouse and aggregation facilities;

•	use of repurchase agreements;

•	receipt of principal and interest payments from loans that we retain during the period between origination and sale to a third-party investor;

•	issuance of MBS through our securitization program; and

•	net interest earned from our securitized loans.

In addition, in the first quarter of 2007, we realized $70.3 million in liquidity from the sale of substantially all of our MBS portfolio. We cannot assure you that any of our sources of liquidity will continue to be available to us or that we will be able to negotiate and obtain future sources of liquidity on favorable terms or that we will be able to employ our liquidity effectively.

Our ability to meet our long-term liquidity requirements is subject to the renewal of credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. In addition, our existing lines of credit and future lines of credit will generally be short-term and, in certain cases, not fully committed (such that they can be terminated with minimal notice) and, in the case of repurchase facilities, subject to margin calls. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends in our various businesses, our operating model, the lenders’ and/or investors’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to sell our assets at unfavorable prices or discontinue various business activities. Our inability to access the capital markets in the future could negatively affect our business, financial condition, results of operations and the price of our securities.

We may not realize the expected benefits from our recent expense reduction measures.

As part of our efforts to reduce expenses and better position ourselves to compete in the current mortgage finance environment, we recently implemented several expense reduction measures, including a reduction in our headcount, realignment of our sales management structure, a hiring freeze for administrative and other non-sales, non-revenue-generating personnel, efforts to streamline our business and loan origination process, and efforts to improve efficiencies at our SMAs. These measures could have the unintended consequence of disrupting our business and/or reducing our loan origination volume, which would negatively affect our business, financial condition and results of operations and the price of our securities. We cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings. See “—We may not realize the expected results from SMAs.”

We may not be able to fully realize the expected tax benefits from the net operating losses realized at HBMC.

We may be unable to fully realize the anticipated tax benefits of our net operating losses that we have generated at HBMC, and we cannot make any assurances that the income earned by HBMC in the future will result in our being able to fully or timely realize those benefits, if at all, especially if HBMC continues to suffer additional operating losses. To the extent we fail to partially or fully utilize the losses and we are forced to write down our deferred tax asset through an additional valuation allowance, then our net income and net worth would be negatively affected, and our business, financial condition, results of operations and the price of our securities would be negatively affected.

We are a defendant in purported class action lawsuits and may not prevail in these matters.

The nature of our business requires compliance with various state and federal lending laws and exposes us to a variety of legal proceedings and matters in the ordinary course of business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. We are also subject to legal proceedings from time to time related to employee and employment issues. We have recorded litigation reserves where deemed necessary in accordance with GAAP, which includes subjective judgments on our part based upon the particular facts and status of the various matters as we understand them at that time. In the future, we may need to record additional litigation reserves.

Over the past few years, the number and scope of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and others with sales duties are required to be paid overtime under the Fair Labor Standards Act has increased. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs. We have received several such claims and currently have several lawsuits pending in multiple jurisdictions in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they are owed back pay for unpaid overtime. In each of these actions, plaintiffs are seeking an unspecified dollar amount of damages to be determined under statutory formulae. We cannot presently predict the outcome of any litigation pending or threatened against us, nor can we presently predict the effect that any of this litigation might have on us, our business, financial condition or results of operations, although such effect could be materially adverse.

Our past operating results may not be indicative of our future operating results, due to several key factors, including changes in our business model.

Our past operating results may not be indicative of our future operating results, due to the following factors:

•

Our growth over the last five years has benefited from historically low interest rates and a long period of economic and population growth in our markets. However, since June 30, 2004, the Federal Reserve has raised the federal funds rate of interest 17 times from 1.00% to 5.25%. Our historical performance may not be indicative of results in a less favorable interest rate environment.

•

Our rapid growth, especially the growth of our mortgage loan and MBS portfolio, as well as the growth in our mortgage loan origination volume, following our IPO in 2004 may distort some of our ratios and financial statistics, especially where short-term interest rates may be as high or higher than longer-term interest rates.

•	Our business model has undergone changes since our IPO, including, but not limited to, the following:

•	Prior to our IPO and reorganization in July 2004, HBMC sold substantially all of the mortgage loans that it originated to third parties in whole loan and securitized form.

•	Following our IPO, we elected to be treated as a REIT for federal income tax purposes, which required us to distribute to our shareholders at least 90% of our REIT taxable income.

•

Following our IPO, our strategy was to continue to sell a majority of the fixed-rate mortgage loans that we originated to third parties, while building a leveraged portfolio of the prime adjustable-rate mortgage loans that we originated and that met our investment criteria, including interest-only and hybrid ARM loans.

•

Since the beginning of 2006, we have sold a majority of the mortgage loans that we originated to unrelated third parties, primarily as the result of a desire to lessen the difference between income for GAAP purposes and income for tax purposes.

•

As a result of selling these loans to third parties, we had fewer loans available to add to our investment portfolio, and, consequently, we chose to purchase and hold MBS to supplement our investment portfolio.

•

In the first quarter of 2007, we sold substantially all of our MBS portfolio in order to improve our liquidity position, and we presently do not expect to purchase any significant amount of additional MBS to hold in our REIT investment portfolio.

•	We presently anticipate that, during 2007, we will continue to sell substantially all of the mortgage loans that we originate to unrelated third parties.

•	There may continue to exist market pressures that will result in our inability to receive gain on sale income from the sale of our mortgage loans at levels that are attractive to us.

•	We have incurred, and will continue to incur, additional costs related to our operation as a public company.

•

In late 2006, we announced our intention not to operate our public company as a REIT beginning in 2007, and we presently are considering and evaluating changes in our corporate structure in connection with this proposed change in our operating model.

•	We expect to supplement our mortgage loan portfolio through purchases, from time to time, of mortgage loans, which meet our investment criteria, from other originators;

•	We expect to originate mortgage loans through a direct lending channel; and

•	We expect to open a new store location in Nashville, Tennessee in April 2007, and we intend to open two new stores in other new markets in 2007.

We can make no assurance that our current strategy will be successful or that we will not have to further change our strategy and/or business model in the future. In light of these factors and the continuing changes in our business model, performance and market conditions, our historical performance and operating and origination data may not be predictive of our future performance.

We sold substantially all of our MBS portfolio during the first quarter of 2007.

We sold substantially all of our MBS portfolio during the first quarter of 2007. Our sale of the MBS portfolio resulted in a decrease in size of our investment portfolio, which, in turn, will result in a reduction in our net interest margin. The sale of the MBS portfolio provided us with additional short-term liquidity; however, we may be unable to successfully employ that liquidity. Likewise, while the sale of the MBS portfolio had the effect of increasing our liquidity during the period in which it was sold, such increase is a short-term effect only and is not sustainable, with the long-term effect being that we no longer have those income-earning assets.

We have used part of the net proceeds from the sale of our MBS portfolio to effect a stock repurchase program.

We have used a portion of the net proceeds from the sale of our MBS portfolio to effect a stock repurchase program. We believe that our common stock presents an attractive investment opportunity at its current price and that by initiating a stock repurchase program, we may be able to improve our book value and stock performance. However, there is a risk that our stock price may decline further, which would negatively affect our business, financial condition and results of operations, and we can make no assurances that we will achieve the anticipated benefits of our stock repurchase program.

To the extent we are unable or choose not to add new assets to our investment portfolio, the size of our investment portfolio, and the net interest income that we realize from that portfolio, will decline substantially in future periods.

During the year ended December 31, 2006, our mortgage loans held for investment prepaid at a constant prepayment rate of 22%. These principal repayments diminish the size of our investment portfolio and result in the accelerated repayment of our CDOs. We presently intend to sell substantially all of the mortgage loans that we originate, and, even if we determine to retain some of those loans or to purchase loans or mortgage-related assets from third parties, we may be unable to do so. To the extent that we are unable or choose not to add new loans or other assets to our investment portfolio, the size of our investment portfolio, and the amount of net interest income that we realize from that portfolio, will continue to decline at a substantial rate in future periods, which would negatively affect our business, financial condition, results of operations and the price of our securities.

Certain of the mortgage products that we offer may expose us to greater credit risks than traditional mortgage loans, including, without limitation, the risks of delinquencies and/or credit losses.

A substantial portion of the mortgage loans that we originated in 2005 and 2006 were ARMs or hybrid ARMs. Since 2005, these products have comprised substantially all of the mortgage loans that we have held in our investment portfolio. In addition, we may from time to time introduce additional variable-rate mortgage loan products to address changes in market conditions and customer demand. For example, in July 2006, we introduced a negative amortization mortgage loan product. Credit risks and the risk of delinquencies associated with certain types of mortgages, particularly those with non-traditional interest rate and/or amortization terms, may be greater than those associated with traditional mortgage loans. As interest rates increase, borrowers may be more likely to refinance their mortgage loans when the applicable fixed-interest or interest-only period expires, resulting in increased prepayments. In addition, once a borrower’s monthly payment has been increased to include principal amortization, the delinquency or default rate on these mortgage loans may be appreciably higher. With respect to negative amortization loans, during a period of rising interest rates, the amount of interest accruing on the principal balance of the related mortgage loan may exceed the amount of the scheduled monthly payment, and the amount of the deferred accrued interest will increase the principal balance of the loan over time. This will increase the monthly payments to be paid by the borrower when principal must be repaid, making refinancing more difficult and increasing the potential adverse effect of macroeconomic trends. In offering these products, we assume the potential risk of increased delinquency and prepayment rates and/or credit losses, which may negatively affect our business, financial condition, results of operations and the price of our securities.

Increases in interest rates may adversely affect our costs and the market values of our assets.

Increases in interest rates may negatively affect borrowers’ ability to timely pay their mortgage loan obligations, residential property values and the fair values of our assets. Although we generally only hold fixed-rate loans for a short period of time pending sale, the values of fixed-rate loans will be affected negatively by these increases. GAAP requires us to reduce our income and, therefore, our shareholders’ equity, or book value, by the amount of any decrease in the aggregate fair value of our mortgage loans held for sale. We may also have to increase our Allowance if higher interest rates and monthly payments increase customers’ delinquencies and defaults in our mortgage loans held for investment portfolio. Our net income also could be negatively affected as short-term interest rates have increased faster than long-term rates, which also may tend to speed prepayments of mortgage loans held for investment. Faster prepayments may adversely affect our earnings and assets growth. See “—An increase in loan prepayments may negatively affect the yields on our assets.”

Changes in interest rates also may affect our net interest income, which is the dollar difference between the interest income that we earn on our interest-earning assets and the interest expense that we incur in financing our assets through debt, including CDOs. Absent risk mitigation strategies, including hedging with derivative financial instruments, in a period of rising interest rates, our interest expense could increase in different amounts and at different rates and times than the interest that we earn on our earning assets. If the net differential between our interest income on our mortgage loans held for investment and our interest expense to carry such loans and investments was reduced, our net income would be reduced. Interest rate fluctuations resulting in our interest expense exceeding our interest income could result in operating losses for us. Changes in the level of interest rates may negatively affect our volume of mortgage loan originations, the value of our assets and our ability to realize gains from the sale of loans we originate for resale, all of which ultimately would negatively affect our business, financial condition, results of operations and the price of our securities.

Increases in interest rates may negatively affect our asset mix and earnings and could increase our competition in the purchase money mortgage market.

As interest rates increase, the demand for consumer credit, including mortgage loans, generally decreases. Interest rates have been at historically low levels in recent years. However the Federal Reserve raised interest rates 17 times from June 30, 2004 through June 29, 2006, the last date at which an increase occurred. The MBA predicted in the February 12, 2007 Mortgage Finance Forecast that total residential mortgage loan originations will decrease approximately 5.0% in 2007, due to higher interest rates and related decreases in mortgage loan refinancings, as well as a slowdown in housing construction. The MBA further projects that purchase money mortgage originations will decrease approximately 4.8% in 2007 and that refinancings will decline by approximately 5.2%.

Although we presently believe that purchase money mortgage loan origination volume is affected less by changes in interest rates than the volume of mortgage loan refinancings in a period of rising interest rates, the industry generally expects to originate fewer mortgage loans in future periods, and, accordingly, we may be adversely affected by any slow-down in our industry. In addition, during any period of rising interest rates, the number of refinancings in the market likely would decrease dramatically. Any decreases in the market’s total mortgage loan volume could result in increased competition in the market generally, and especially in the purchase money mortgage market, which is our focus. During 2005 and subsequently, we have experienced a change in the mix of loans that we originate, as well as higher early payoff rates among the ARM and hybrid ARM loans that we hold for investment, as investors seek to avoid future interest rate hikes by using fixed-rate mortgages. Accordingly, a period of rising interest rates may negatively affect our industry through fewer mortgage loan originations, increased competition and a slow-down in ARM loan volume. Delinquencies and possible losses also could increase if borrowers under our ARM and hybrid ARM loans cannot or do not pay higher mortgage payments as the interest rates on their mortgage loans increase. All of these factors could adversely affect our business, financial condition, results of operations and the price of our securities.

We may be unable to effectively mitigate the risk of changes in interest rates.

We attempt to reduce potential interest rate risks through various risk mitigation activities, including entering into forward contracts to sell our loans in the secondary market, options to deliver MBS to the secondary market, and interest rate swaps and other interest rate protection contracts. The use of these transactions to mitigate the effects of changes in interest rates involves the costs of certain types of derivative financial instruments and has risks, including the risk that the derivative financial instruments may not be effective in reducing interest rate risks. Our management determines the nature and quantity of derivative financial instruments based on various factors, including market conditions and the expected volume of mortgage loan originations and sales. As a result, our ability to effectively mitigate the risk of changes in interest rates could be limited, and our earnings could be reduced and could vary more from period to period. The use of derivative financial instruments may also involve transaction expenses that increase our costs. When we de-designate or lose hedge accounting treatment on our interest rate swaps and other interest rate protection devices, these instruments’ change in value affects our GAAP income, which likely will fluctuate more from period to period as a result. If we are unable to effectively mitigate interest rate risk, our business, financial condition, results of operations and the price of our securities could be negatively impacted.

Increases in interest rates may result in a decrease in our net interest margin because of the adjustable-rate borrowings that we utilize to fund ARM and hybrid ARM loans, which may have interest rate caps and/or fixed interest rates for an initial period of time.

Our mortgage loan portfolio includes ARMs and hybrid ARMs, which are mortgages with fixed interest rates for an initial period of time, after which they bear interest based upon short-term interest rate indices that adjust periodically. We fund these mortgages with adjustable-rate borrowings having interest rates that are indexed to short-term interest rates and which adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable-rate borrowings and the interest rate on the ARM or hybrid ARM loan is fixed, our net interest margin, and resulting net interest income, could be adversely affected.

ARMs typically have interest rate caps, which limit interest rates charged to the borrower during any given period, and substantially all of the ARM and hybrid ARM loans that we originate contain interest rate caps. Our borrowings are not subject to similar restrictions. As a result, in a period of rapidly increasing interest rates, and absent any hedging activities, the interest rates that we pay on our borrowings could increase, while the interest rates that we earn on our ARM assets would be capped. If this occurs, our net interest income could be significantly reduced or we could suffer a net interest loss, which would negatively impact our business, financial condition, results of operations and the price of our securities.

We leverage our portfolio, which magnifies any income or losses that we incur in respect of our assets.

Our success is dependent, in part, upon our ability to increase our assets through the use of leverage. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies potential changes in our income (up or down). We leverage our portfolio of mortgage loans held for investment through borrowings, generally through the use of our warehouse, aggregation and other lines of credit, our repurchase financing facilities, CDOs and other borrowings. The amount of leverage we incur will vary depending on our equity, our ability to obtain credit facilities and our lenders’ estimates of the value of our portfolio’s cash flow.

The return on our investments may be reduced to the extent that changes in market conditions cause the costs of our financings to increase relative to the income that can be derived from the assets we hold in our portfolio. Further, the leverage on our equity may exacerbate any losses we incur. This is especially true when, as occurred at the end of 2005 and through most of 2006, short-term rates applicable to our financings were as high or higher than the rates available on our long-term assets due to an “inverted” yield curve.

Our debt service payments reduce the net income available for distribution to our shareholders. We may not be able to meet our debt service obligations in the future, and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations, as well as the risk of cross-defaults and acceleration of our other outstanding debt and securities. A decrease in the value of our assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls. At December 31, 2006, we had a target overall leverage ratio of 18 to 25 times our equity, according to the method of calculation as dictated by our warehouse lending agreement, and our leverage ratio as of December 31, 2006 was approximately 18 times our equity. We may change our target leverage ratio, up or down, subject to market conditions, covenants contained in our financing facilities and other factors. We had outstanding indebtedness, including obligations under our warehouse facilities, mortgage loan repurchase facilities, loan aggregation facilities, CDOs and other sources of borrowing, of approximately $6.4 billion as of December 31, 2006.

Our financing facilities impose restrictions on our operations.

We have, and expect to continue to have, various credit and financing arrangements with third parties to fund our operations. Our existing credit and financing arrangements impose, and the terms of future credit and financing arrangements likely will continue to impose, restrictions on our operations. The agreements governing our existing credit and financing arrangements contain a number of covenants that, among other things, require us to:

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

Our ability to comply with these ratios may be affected by events beyond our control. The agreements also contain covenants that, among other things, limit our ability to:

•	pay dividends or make distributions in respect of the shares or our other ownership interests in our subsidiaries;

•	incur additional debt without obtaining prior consent;

•	guarantee the debt of others;

•	make material changes in the nature of our business; and/or

•	sell all or substantially all of our assets or effect a merger, consolidation, reorganization or other transaction to effect a corporate restructuring.

A breach of any of these restrictive covenants, or our inability to comply with the required financial ratios, could, unless waived or amended, result in a default under our credit and financing arrangements. If a default occurs, then the lenders may elect to declare all of our outstanding obligations, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay outstanding borrowings when due, then the lenders under our credit and financing arrangements will have the right to proceed against the collateral granted to them to secure the debt. If our outstanding debt were to be accelerated, our assets may not be sufficient to repay that debt in full, which would likely adversely affect our business, financial condition, results of operations and the price of our securities.

We may not be able to issue additional equity securities as a means of funding our operations.

Our business model is based in part on leveraging our portfolio through borrowings. The amount of leverage we may incur will vary depending upon our equity and the covenants in our credit facilities requiring certain levels of equity and limiting our leverage. We cannot predict the amount of equity that may be required to leverage our portfolio to our targeted level or to otherwise fund our operations. Our ability to issue additional equity securities will depend, among other things, upon market conditions and overall economic conditions, which are beyond our control, and also upon our financial condition, stock price and performance. If we cannot issue equity securities in the future on favorable terms, or at all, we may be unable to execute our business strategy. As a result, our return on investments may be significantly reduced, which would negatively impact our business, financial condition, results of operations and the price of our securities.

We have sought and received waivers and amendments to our financing facilities to cure past defaults.

During 2003 and 2004, we breached certain of our net income, tangible net worth and leverage covenants, each of which constituted defaults under those debt facilities. On January 24, 2005, we amended one aggregation repurchase facility, effective as of December 31, 2004, since we would not have met the GAAP net income covenant applicable at that date. We have subsequently amended these facilities to provide us more flexibility and to include trust preferred securities as equity for certain covenants. While we were able to obtain waivers of these defaults or amendments to these financing facilities that cured or avoided defaults, there is no assurance that we will not have further breaches or defaults or that any future breaches or defaults will be waived and not result in defaults under our financing facilities. Such defaults could result in acceleration of all or substantially all our indebtedness and the loss of earning assets securing our indebtedness, which would adversely affect our business, financial condition, results of operations and the price of our securities. See “—Our financing facilities impose restrictions on our operations.”

A prolonged economic slowdown or declining real estate values could reduce our growth and profitability.

We believe that the risks associated with our business will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by high interest rates and/or declining real estate values and home purchases. Declining real estate values likely will reduce our level of new mortgage loan originations since borrowers often use increases in the value of their existing home to support the refinancing of their existing mortgage loans or the purchase of new homes at higher prices and/or levels of borrowings. Declining real estate values also increase the likelihood that any losses on loans that we are holding in the event of a default by the borrower will be more severe. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell, finance and securitize mortgage loans, which would significantly harm the value of our mortgage loan portfolio, our business, financial condition, results of operations and the price of our securities.

Our business would suffer if we are unable to sell or securitize the mortgage loans that we originate.

We presently intend to sell substantially all of the mortgage loans that we originate. Our ability to sell mortgage loans depends on the availability of an active secondary market for residential mortgage loans, which, in turn, depends on the continuation of programs that currently are offered by Fannie Mae, Freddie Mac and other institutional investors upon which we rely. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, like Freddie Mac and Fannie Mae, are GSEs whose activities are governed by federal law, including capital adequacy requirements. As a result of accounting restatements at Fannie Mae that have reduced its capital and resulted in closer regulatory and accounting scrutiny of Fannie Mae and the other mortgage GSEs, Fannie Mae and these other GSEs may reduce their purchases of mortgages, may purchase mortgages on less advantageous terms to the sellers, and may sell existing mortgages and MBS. These changes may adversely affect the mortgage markets and our operations. Any future changes in laws or regulations, or other changes in the capital requirements, oversight or activities of these GSEs could harm our mortgage business as these changes likely would disrupt the secondary markets for mortgage loans and the profits available in such markets.

Our ability to sell mortgage loans also depends on our ability to remain eligible for the programs offered by Fannie Mae, Freddie Mac, and other institutional and non-institutional investors. The criteria for mortgage loans to be accepted under these programs may be changed by the investors, and if we lose our eligibility for any reason, or if our eligibility is impaired, then our business would be harmed. Our profitability from participating in any of these programs may vary depending on a number of factors, including our administrative costs of originating and selling qualifying mortgage loans, and the costs imposed upon us by the purchasers’ programs. Likewise, recent regulatory and Congressional scrutiny of the GSE mortgage programs could result in changes such as limits on the size of the mortgage loan portfolios held by the GSEs. Any decline in our profitability from participating in these programs would harm our business, financial condition, results of operations and the price of our securities.

The loss of key purchasers of our mortgage loans or a reduction in prices paid could harm our business, financial condition and results of operations.

In 2006, 50.4% of the mortgage loans that we sold were to six large national financial institutions, two of which compete with us directly for retail mortgage loan originations. If these financial institutions or any other significant purchaser of our mortgage loans cease to buy our mortgage loans and equivalent purchasers cannot be found on a timely and attractively structured basis, then our business, financial condition and results of operations could be harmed. Our results of operations also could be harmed if the financial institutions that purchase the mortgage loans that we originate at HBMC lower the price they pay to us or adversely change the material terms of their mortgage loan purchases from us. The prices at which we sell our mortgage loans vary over time. A number of factors determine the price we receive for our mortgage loans. These factors include:

•	the number of institutions that are willing to buy our mortgage loans;

•	the amount of comparable mortgage loans available for sale;

•	the levels of prepayments of, or defaults on, mortgage loans;

•	the types and volume of mortgage loans that we sell;

•	the level and volatility of interest rates; and

•	the quality of our mortgage loans.

The loss of any such key purchaser could harm our business, financial condition, results of operations and the price of our securities.

We have limited experience servicing mortgage loans, which could lead to higher levels of delinquencies and losses.

While we are an experienced mortgage loan originator, we have limited experience servicing the mortgage loans we have originated. Prior to December 2003, we routinely transferred the servicing responsibilities on mortgage loans that we originated, other than construction-to-permanent loans during the construction phase, to third-party servicers shortly after our origination of the loans. Beginning in December 2003, we retained the servicing responsibilities for some of the mortgage loans that we originated, and we presently service the majority of the loans we sell. We also currently service all of the loans that we hold for investment.

As a result of our limited experience servicing mortgage loans, we do not have representative historical delinquency, bankruptcy, foreclosure or default experience that may be referred to for purposes of estimating the future delinquency and losses of the mortgage loans in the loan group that we service.

Our limited servicing experience could lead to higher levels of delinquencies and realized losses than would be the case if the mortgage loans were serviced by a more experienced servicer. Any higher default rate resulting from delinquencies may negatively affect our earnings and our financial position. Our limited experience as a servicer could increase the interest expense and the subordination levels of our securitizations. Such higher costs and the greater funding required to maintain larger subordinated interests in the securitizations may reduce our profitability and growth.

Our mortgage servicing rights may increase the volatility of our earnings.

We record MSRs when we sell loans and retain the servicing rights on those loans. We began to increase our third-party servicing in 2005, and at December 31, 2006, we had mortgage loan servicing rights of approximately $43.9 million related to approximately $3.6 billion of loans serviced for third parties. As we expect to sell more loans on a servicing-retained basis, the amount of our MSRs will increase. MSRs are carried at fair value, and their values are affected by interest rates and prepayment rates on the related mortgage loans. A growing amount of MSRs may result in greater volatility (both decreases and increases) in our income.

Valuing MSRs also involves a number of estimates and judgments. If our estimates and judgments are incorrect, the value we ascribe to our MSRs may also be incorrect, which could negatively impact our financial condition and results of operations.

We may be required to repurchase mortgage loans that we have sold or to indemnify the purchasers.

If any of the mortgage loans that we originate and sell, or that we pledge to secure our MBS that we issue in our securitizations accounted for as sales, do not comply with the representations and warranties that we make about the characteristics of the loans, the borrowers and/or the properties securing the loans, then we may be required to repurchase those loans or replace them with substitute loans or cash. If we were to breach any of our representations and warranties, then we may have to bear any associated losses directly. In addition, in the case of breaches relating to loans that we have sold, we may be required to indemnify the purchasers of those loans for losses or expenses incurred as a result of a breach of a representation or warranty made by us.

If a borrower misses the first payment on a mortgage loan, or if the borrower pre-pays the mortgage loan within one year of its origination, we may be, in some circumstances, required to repurchase the loan. Repurchased loans typically require working capital funding, and our ability to borrow against these assets is limited. This could limit the amount by which we can leverage our equity and our returns on assets and equity. Any significant repurchases or indemnification payments could significantly harm our business, financial condition, results of operations and the price of our securities.

We may suffer losses from defaulted mortgage loans.

When a mortgage loan held for investment goes on nonaccrual status, we must reverse previously recognized but uncollected interest income. In addition, we may suffer losses if the proceeds from a foreclosure sale of the property underlying a defaulted loan are less than the loan’s outstanding principal balance, together with the costs of foreclosing on and selling the related property.

We also are affected by loan defaults and deficiencies on mortgage loans that we service. Under our servicing contracts, the servicer customarily must make advances to the owner of the loan, even when the loan is delinquent. To protect their liens on mortgaged properties, owners of loans usually require the servicer to advance the cost of mortgage and hazard insurance and tax payments on schedule, even if escrow account funds are insufficient. The servicer will be reimbursed by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of that reimbursement is typically uncertain. In the interim, the servicer must absorb the cost of funds advanced. The servicer must also bear the costs of attempting to collect on defaulted and delinquent loans. As a result, we may incur higher expenses than anticipated. If we are unable to recover amounts due to us, including any increased expenses we may incur, our business, financial condition and results of operations would be negatively affected.

We may be subject to losses due to fraudulent and negligent acts on the part of loan applicants, vendors and our associates or in situations where we obtain less than full documentation with respect to our mortgage loans.

When we originate mortgage loans, we rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information, and employment and income documentation. If any of this information is misrepresented or falsified and if we do not discover it prior to funding a loan, then the actual fair value of a loan may be significantly lower than anticipated. As a practical matter, we generally bear the risk of loss associated with any misrepresentation, whether it is made by the loan applicant, a third party or one of our associates. A loan subject to a material misrepresentation typically cannot be sold or is subject to repurchase or substitution if it is sold or securitized prior to detection of the misrepresentation. Although we may have rights against persons and entities who made or knew about the misrepresentation, those persons and entities may be difficult to locate, and it is often difficult to collect any monetary losses that we may have suffered from these persons.

During 2006, for approximately 28% of the mortgage loans that we originated, as measured by principal balance, we received less than full documentation of the borrower’s income and/or assets. Instead, those applicants chose a loan product in which our credit decision was based on the borrower’s FICO score and credit history, the value of the property securing the loan, the effect of the loan on the borrower’s debt service requirements, and the rates and terms charged by us on the loan. We believe that there is a higher risk of default on loans where there is less than full documentation of the borrower’s income and/or assets. In the event of defaults on these loans, we likely would experience losses, which would negatively affect our business, financial condition, results of operations and the price of our securities as the losses are incurred.

We seek to price our mortgage loan products to reflect risk, but our pricing terms may not protect us from loss.

In pricing and determining customer eligibility for our mortgage loan products, we consider a variety of factors, including, among other things, the amount and type of documentation of the borrower’s income and/or assets, the borrower’s FICO score and history, the property value securing the loan, the effect the loan may have on the borrower’s debt service requirements and the LTV ratio. We assess the risks related to each of these factors and price our loan products according to our final risk assessment. The pricing and terms of our loan products, however, may not ultimately protect us from the risk of default on the loans that we originate, as those loans carrying higher prices and more onerous terms present a higher risk of default. In the event of defaults on these loans, we likely would experience losses, which would negatively affect our business, financial condition, results of operations and the price of our securities as the losses are incurred.

We face competition that could adversely affect our market share and revenues.

The barriers to entry in the mortgage lending industry are relatively low, and we face competition from finance and mortgage banking companies, mortgage REITs and Internet-based lending companies, as well as more traditional lenders such as banks, thrifts and securities brokers that are already active participants in the mortgage industry. As we seek to expand our loan origination business further, we will face a significant number of additional competitors, many of which will be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, have been established in certain market areas that we target, have far greater financial and other resources than we do, may operate nationally or over larger markets than we do, and may have a greater ability to react to improving or deteriorating market conditions. We also face increased competition for strategic alliances with realtors and home builders that may adversely affect our ability to maintain and expand our mortgage loan originations through SMAs, as well as adversely affecting the costs of securing and maintaining alliance partners in this marketing channel.

Various Federal Home Loan Banks are also expanding their participation in the mortgage industry, and Fannie Mae and Freddie Mac remain dominant participants in the residential mortgage markets. While these GSEs presently do not have the legal authority to originate residential mortgage loans, they do have the authority to buy and fund the same type of loans that we have held for investment, and thereby indirectly compete for these products by providing purchase facilities to competitive mortgage loan originators. Fannie Mae and Freddie Mac dominate the secondary market and have lower capital costs and capital requirements than non-GSEs, and loans made by our competitors pursuant to GSE programs could adversely affect our ability to compete in the mortgage industry, as well as the value of our securities. The recent accounting restatements and disclosures regarding the accounting risk management practices of the GSEs and inquiries regarding such practices by their regulators and the press could also affect investor confidence in us and the value of our securities.

Competition in our industry can take many forms. Our competitors can offer lower interest rates and fees, apply less stringent underwriting standards, offer enhanced customer service and convenience in obtaining loans, and offer a wide variety of loan products through diverse marketing and distribution channels. They may also seek to provide better terms to our existing and potential SMA partners. The need to maintain mortgage loan origination volume in this competitive environment creates a risk of price and quality competition in the mortgage industry. Price competition could cause us to lower the interest rates that we charge borrowers, which could reduce our profitability and the value of our loans that we sell or retain in our portfolio. If our competitors adopt less stringent underwriting standards, we may be pressured to do so as well. If we do not relax underwriting standards in response to our competitors, then we may lose origination volume and market share. If we relax our underwriting standards in response to price competition, then we may be exposed to higher credit risk without receiving adequate fees and interest to compensate for the higher risk. Any increase in these pricing and underwriting pressures could reduce the volume of our mortgage loan originations and sales and significantly harm our business, financial condition and results of operations.

Changes in U.S. economic conditions may adversely affect the performance of mortgage loans, particularly adjustable-rate mortgage loans.

Recently, an increasingly large proportion of residential mortgage loans originated in the United States have been ARM loans, including loans that have interest-only or negative amortization features. ARMs may include any of the following types of loans:

•

mortgage loans whose interest rate adjusts on the basis of a variable index plus a margin, with the initial adjustment occurring after a specified period of time from origination of the related mortgage loan and adjustments occurring periodically at specified intervals thereafter; these loans may or may not have a low introductory interest rate;

•	“hybrid ARM” loans, whose interest rate is fixed for the initial period specified in the related mortgage note, and thereafter adjusts periodically based on the related index plus a margin;

•

“interest-only” mortgage loans, which provide for payment of interest at the related mortgage interest rate, but no payment of principal, for the period specified in the related mortgage loan documentation; thereafter, the monthly payment is increased to an amount sufficient to amortize the principal balance of the mortgage loan over the remaining term and to pay interest at the applicable mortgage interest rate;

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

We may include significant concentrations of some of these types of ARMs, which present special default and prepayment risks, in our product offerings and our mortgage loan portfolio.

The primary attraction to borrowers of these ARM products is that initial monthly mortgage loan payments can be significantly lower than fixed-rate or level-pay mortgage loans under which the borrower pays both principal and interest at an interest rate fixed for the life of the mortgage loan. As a result, many borrowers are able to incur substantially greater mortgage debt using one of these ARM loan products than if they used a fixed-rate mortgage loan.

In addition, a substantial number of these ARM loans have been originated in regions of the United States that have seen substantial residential housing price appreciation over the past few years and major metropolitan areas in other states. Many borrowers in these markets have used ARM loan products to purchase homes that are comparatively larger or more expensive than they would otherwise have purchased with a fixed-rate mortgage loan with relatively higher monthly payments. These borrowers may have taken out these mortgage loan products in the expectation that either: (1) their income will rise by the time their fixed-rate period or interest-only period expires, thus enabling them to make the higher monthly payments; or (2) in an appreciating real estate market, they will be able to sell their property for a higher price or will be able to refinance the mortgage loan before the expiration of the fixed-rate or interest-only period.

Borrowers with ARM loans will likely be exposed to increased monthly payments: (1) if interest rates rise significantly; (2) in the case of interest-only mortgage loans, from the large increases in monthly payments when the interest-only terms expire and the monthly payments on these loans are recalculated to amortize the outstanding principal balance over the remaining term; or (3) in the case of loans with negative amortization features, from the large increases in monthly payments when the payments are recalculated to amortize the outstanding principal balance.

In recent years, mortgage interest rates have been at historically low levels. Although short-term interest rates have increased from their lowest levels, long-term interest rates have remained low. If mortgage interest rates rise, borrowers will experience increased monthly payments on their ARM loans. As the fixed interest rates on hybrid ARM loans expire and convert to adjustable rates, borrowers may find that the new minimum monthly payments are considerably higher and they may not be able to make those payments. In addition, without regard to changes in interest rates, the monthly payments on mortgage loans with interest-only or negative amortization features will increase substantially when the principal must be repaid. Any of these factors, or a combination of these factors, could cause mortgage loan delinquencies and defaults to increase substantially.

Borrowers who intend to avoid increased monthly payments by refinancing their mortgage loans may find that lenders may not in the future be willing or able to offer these ARM loan products or to offer these products at relatively low interest rates. A decline in housing prices generally or in certain regions of the United States could also leave borrowers with insufficient equity in their homes to permit them to refinance. In addition, if the recent rapid increase in house prices ceases or housing prices decline, borrowers who intend to sell their properties on or before the expiration of the fixed-rate periods or interest-only periods on their mortgage loans may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans, especially in the case of negative amortization mortgage loans. These events could cause borrowers to default on their mortgage loans.

Any of the factors described above, alone or in combination, could adversely affect the credit quality of our mortgage loans.

An increase in loan prepayments may negatively affect the yields on our assets.

The value of the mortgage loans that we hold will be affected by prepayment rates on those mortgage loans. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control. As a result, we are unable to predict prepayment rates with any certainty.

In periods of declining mortgage loan interest rates, prepayments on mortgage loans generally increase. We likely would reinvest the proceeds that we receive from those prepayments in assets with lower yields than the yields on the mortgage loans that were prepaid, which could negatively affect our business, financial condition and results of operations. As interest rates decline, the fair value of fixed-income assets generally increases. However, because of the risk of prepayment, the fair value of mortgage and mortgage-related assets does not increase to the same extent as fixed-income securities in an environment of declining interest rates.

Conversely, in periods of rising interest rates, prepayments on fixed-rate mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields and would thus continue to hold assets generating a return that is low in comparison to other available assets in that rate environment. In a rising interest rate environment, borrowers under ARM and hybrid ARM loans may prepay these loans faster than expected, as they seek to avoid further rate increases by switching to fixed-rate mortgages. We may fail to recoup fully our origination costs as a result of prepayment, which also adversely affects our asset and net income growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Trends” in Item 7 of this Report for more information on the impact of prepayments on our financial condition and results of operations.

The mortgage loans that we hold are subject to the risks of delinquency and foreclosure loss.

The mortgage loans held in our investment portfolio are secured by residential properties and are subject to risks of loss from delinquencies and foreclosures. The ability of a borrower to repay a loan secured by residential property typically is dependent primarily upon the income or assets of the borrower. In addition, the ability of borrowers to repay their mortgage loans may be affected by, among other things:

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

In the event of a default under a mortgage loan held by us, we will bear a risk of loss of principal to the extent of any deficiency between: (1) the value of the collateral that we can realize upon foreclosure and sale and (2) the sum of the principal amount of the mortgage loan and the cost of foreclosing on the related property. Losses resulting from mortgage loan defaults and foreclosures could have a material adverse effect on our income and cash flows. We are exposed to greater risks of loss where we make both a first- and second-lien mortgage loans on the same property and do not have the benefits of PMI.

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

We have limited experience in making critical accounting estimates, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to:

•	assessing the adequacy of the Allowance;

•	determining the fair value of investment securities;

•	valuing MSRs;

•	assessing goodwill for impairment;

•	determining the need for and amount of any valuation allowance against deferred tax assets; and

•	determining the need for reserves for contingencies.

These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. In addition, because we have limited operating history in some of these areas and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of this Report for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

Changes in state laws could adversely affect our mortgage loan originations, sales and securitization transactions.

Changes in laws regarding the rates and terms of mortgage loans and the regulation of mortgage loan originators, investors and lenders in the states where we operate could adversely affect our ability to originate, finance, sell and securitize our loans. In recent years, states have passed laws that have made lenders to, and purchasers from, mortgage originators liable for various originators’ violations of such laws. Enactment of similar laws applicable to the types of loans we originate could have a negative effect on our ability to finance, securitize or sell mortgage loans, which would negatively impact our business, financial condition, results of operations and the price of our securities.

We rely on key personnel, the loss of whom could impair our ability to successfully operate our business.

Our future success depends, to a significant extent, on the continued services of our executive management team, especially Kevin D. Race, our President, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Although we have an employment agreement with Mr. Race, he may not remain employed with us. We presently maintain a key person life insurance policy on Mr. Race; however, this insurance policy would not fully offset the loss to our business, and our organization generally, that would result from our losing his services. As a result, the loss of services of one or more members of our senior management team, especially Mr. Race, could adversely affect our business, financial condition, results of operations and the price of our securities.

Our Chief Executive Officer, Mr. Race, has a number of important management responsibilities, which could limit his ability to perform the functions required by the positions that he currently holds.

In January 2007, Mr. Race became our Chief Executive Officer following the departure of Mr. Patrick S. Flood. As a result of this appointment, Mr. Race now serves as our President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and as a director. If Mr. Race is unable to perform the many functions required by each of these positions, then our business, financial condition, results of operations and the price of our securities could be negatively impacted.

We face intense competition for qualified personnel.

Generally, our business is dependent on the highly skilled, and often highly specialized, individuals that we employ. Our failure to identify, recruit and retain qualified employees, including employees qualified to manage a portfolio of structured products, could harm our future operating results and may, in turn, negatively affect the market price of our securities.

Specifically, we depend on our associates to generate customers by, among other things, developing relationships with consumers, real estate agents and brokers, builders, corporations, our SMA partners and others, which we believe leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled associates. In addition, our growth strategy contemplates continually attracting and hiring additional qualified associates. The market for such persons is highly competitive and historically has experienced a high rate of turnover. Competition for qualified associates may lead to increased costs to hire and retain them, in addition to the expense and potential distraction to management, caused by filling vacancies. We cannot guarantee that we will be able to attract or retain qualified associates. If we cannot attract or retain a sufficient number of skilled associates, or even if we can retain them but at higher costs, our business, financial condition, results of operations and the price of our securities could be harmed.

We have a limited operating history with respect to securitizing mortgage loans and managing a portfolio of mortgage loans and related mortgage assets, which may affect our ability to complete securitizations on favorable terms.

Although certain members of our senior management team have past experience in mortgage banking, securitizing mortgage loans, and investing in and managing portfolios of residential mortgage loans, we have a limited history with respect to securitizing mortgage loans and have managed an investment portfolio of mortgages commencing only after the completion of our IPO. Our ability to complete securitizations in the future on favorable terms will depend upon a number of factors, including the skill of our management team, conditions in the securities markets generally and in the MBS segment specifically, the performance of our portfolio of securitized loans, our ability to obtain leverage on terms that allow us to earn a reasonable spread over our interest costs and our decision to hold in our investment portfolio any of the mortgage loans that we originate.

In addition, the poor performance of any pool of mortgage loans that we do securitize could increase the expense of any subsequent securitization that we bring to market. Accordingly, lack of demand in the securitization markets generally, or a change in the market’s demand for our MBS, could have a material adverse effect on our business, financial condition and results of operations. Although we presently intend to sell all of the loans that we originate, if we are unable to securitize efficiently the mortgage loans that we originate, it would be more difficult and expensive to build our mortgage loan portfolio, and our profitability would be adversely affected. Likewise, revenues for the duration of our investment in those loans would decline, which would lower our earnings from the loans in our portfolio. We cannot assure you that we will be able to complete the issuance of MBS through securitizations in the future on favorable terms, if at all.

The loss of our SMAs, or our inability to create SMAs in new markets, could negatively affect our mortgage loan origination volume.

Our SMAs with residential realtors and home builders have provided us with a point-of-sale network in our markets and are a key component of our business. If we should lose certain of these SMAs, or if these alliances or the parties involved in these alliances were adversely affected, whether as a result of changes in laws, regulations, regulatory interpretations or otherwise, we may experience a decline in our mortgage loan production, which would negatively affect our revenues and results of operations. In addition, if we are unable to create and establish SMAs in new markets and add to those in our existing markets, or if we are unable to continue to successfully leverage our existing and future SMAs, then we likely would be unable to effect our business strategy, which could negatively affect our results of operations. The profitability and success of our SMAs could be adversely affected to the extent other mortgage lenders adopt or promote similar strategies and offer more attractive terms to our existing and potential alliance partners. Our business and prospects would be materially harmed if we were unable to maintain or enter into SMAs with similar economic effect as we have utilized historically, as a result of regulatory action or otherwise. HUD is charged with interpreting RESPA, including arrangements between mortgage lenders and real estate brokers and home builders. We have received inquiries about our SMAs from HUD in the past, most recently in 2004. If HUD were to determine that any of our SMAs violated RESPA, we could be forced to terminate those SMAs, which could negatively affect our business, financial condition, results of operations and the price of our securities. See “—Our business operations are subject to complex laws and regulations.”

We may not realize the expected results from our SMAs.

SMAs represent a very important part of our marketing and business strategy, and, in the past, we devoted a significant amount of our resources, including expenditures of monies, to expand and maintain our SMA relationships, especially in recent periods. In addition, we may enter into joint ventures with selected home builders as a further means to access to potential customers. We may not realize the expected benefits from this expansion of our SMAs or from any joint ventures that we may pursue until future periods that are more than a year from now, and, in many cases, we may not realize the expected benefits at all. If we are unable to realize the expected benefits of our SMAs, then our business, financial condition and results of operations could be harmed.

As part of our recent efforts to reduce expenses and better position ourselves to compete in the current mortgage finance environment, we intend to manage our SMA alliance partnerships to reduce the overall cost of SMAs without diminishing the origination opportunities that these relationships present. In some cases, we may determine to terminate certain SMA relationships. If we are unable to reduce expenses associated with our SMAs or if our efforts to reduce expenses result in the loss of SMAs, then our loan origination volume may suffer, and our business, financial condition and results of operations could be harmed.

See “—The loss of our strategic marketing alliances, or our inability to create strategic marketing alliances in new markets, could negatively affect our mortgage loan origination volume,” “—We may not realize the expected benefits from our expense reduction measures” and “—Our business operations are subject to complex laws and regulations.”

Risks associated with the geographic expansion of our business may adversely affect our business, financial condition and results of operations.

We have plans to open a full-service store in Nashville, Tennessee during the first half of 2007 and to open two additional new stores in locations that remain to be determined later in 2007. Any expansion into new markets will require significant expenditures and may place additional demands on our management, operational and financial resources. If we are unable to manage effectively any geographic expansion efforts, then our business, financial condition, results of operations and the price of our securities may be negatively affected.

Likewise, we have no experience operating in the Nashville, Tennessee market, and we may lack experience in any other market into which we may expand. Our lack of experience in such markets could result in additional costs, levels of mortgage origination volume that are less than anticipated and other unforeseen difficulties as we attempt to build our business in those areas.

A decline in the fair value of our assets may limit our ability to borrow additional funds.

A decline in the fair value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan credit agreements. As a result, we could be required to sell some of our assets under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, then we will incur losses, which could negatively impact our business, financial condition and results of operations.

To the extent we are unable to adapt to and implement technological changes involving the loan origination process, we may have difficulty remaining competitive, and our loan origination business may be adversely affected.

Our mortgage loan origination business is dependent upon our ability to interface effectively with our borrowers and other third parties and to process loan applications efficiently. The origination process is becoming more dependent upon technological advancements, such as the ability to process applications over the Internet, interface with borrowers and other third parties through electronic means, and underwrite loan applications using specialized software. Implementing new technology and maintaining the efficiency of the current technology used in our operations may require significant capital expenditures. For example, as of December 31, 2006, we had invested $29.7 million in development of HomeBancWay II, of which $9.4 million was placed in service. The total cost of this multi-year program is projected to be $32.9 million. Future technological changes may delay the development or implementation of HomeBancWay II or otherwise cause us not to realize the benefit of our investment in HomeBancWay II, resulting in an impairment charge, which could negatively affect our business, financial condition and results of operation.

In addition, as the result of the deteriorating conditions in the mortgage industry generally, and especially in the subprime and nonprime mortgage lending industry, there has been recent media and legislative attention paid to developing a new system of regulation for mortgage lenders. Any such legislation or other regulation could have a significant effect on our business. We cannot predict whether any such legislation ultimately will be adopted, or, if adopted, what effect such legislation could have on our business.

An interruption in service or breach in the security of our information systems could impair our ability to originate or service loans on a timely basis and may result in lost business, which may never be recovered.

We rely heavily upon communications and information systems to conduct our business. Failures or interruptions in service or breaches in security of our information systems or the third party information systems on which we may from time to time rely could cause delays in our underwriting, credit risk assessments and other areas, could result in fewer loan applications being received and processed, and could reduce our efficiency in loan servicing. We cannot assure you that we will not experience material failures or interruptions or, if we experience them, that we or the third parties on whom we rely will adequately and timely address them. The occurrence of any failures or interruptions, including a breach of our data security similar to the breaches suffered by several national financial services firms in recent periods, could significantly harm our customer relations and could adversely affect our growth, our costs to service loans and our ability to profitably securitize our mortgage loan portfolio as well as our business, financial condition, results of operations and the price of our securities.

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

Our failure to comply with these laws, rules and regulations can lead to, among other things:

•	civil and criminal liability, including potential monetary penalties;

•	loss of licenses or permits to do business in certain jurisdictions;

•	legal defenses giving borrowers the right to rescind or cancel loan transactions;

•	demands for indemnification or loan repurchases from purchasers of our mortgage loans; and/or

•	administrative orders and enforcement actions by our regulators.

It is difficult to determine the effect that any of these outcomes could have on our business operations, and, even if without what we believe to be an appropriate legal basis, their occurrence would likely result in unforeseeable expenses and diversions of management time.

Some states in which we operate may impose regulatory requirements on our officers and directors. If any officer or director fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, then we could lose our authority to conduct business in that state or the services of that person.

In March 2004 and July 2003, we received letters from HUD and a HUD contractor, respectively, requesting information regarding our SMAs. The March 2004 letter sought information regarding whether flat monthly fees paid by us to realtors and home builders for the rental of space and the performance of services under our SMAs are consistent with RESPA restrictions on fees for the referral of business incident to real estate settlement services. Any determination that our SMAs do not comply with applicable law could have a material adverse effect upon our business and results of operations unless and until we can develop alternative arrangements.

We use consumer credit reports, which are subject to regulation and may expose us to litigation or enforcement actions.

In connection with our loan file due diligence reviews, we have access to the personal financial information of the borrowers, which is highly sensitive and confidential and subject to significant federal and state regulation. For example, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, and related regulations govern our use of consumer credit reports, our furnishing information to credit reporting agencies regarding our experience with our customers, and our sharing of information among affiliates and with third parties. If a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions.

Although we have policies and procedures designed to safeguard confidential information, we cannot assure you that these policies and safeguards are sufficient to prevent the misappropriation of confidential information. We face costs of complying with these laws, and any failure by us to comply with these laws could result in government enforcement actions, as well as private litigation, against us.

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

We intend to avoid originating loans that meet or exceed the applicable APR or points and fees thresholds of these laws, rules and regulations in jurisdictions where we operate. If we elect to relax our self-imposed restrictions on originating loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with these legal requirements, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. Any of these actions could impose additional costs that significantly harm our business, financial condition and results of operations.

The mortgage banking business, including our business, is seasonal, which may result in variations in our operating results and could adversely affect our business.

The housing market and, in turn, the mortgage banking industry, generally are subject to seasonal variations, especially in states with adverse winter weather. Purchase money mortgage loan originations generally experience greater seasonal fluctuations than refinancings, which tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes in our markets, and accordingly purchase money mortgage originations, typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, delinquency rates typically rise in the winter months, which results in higher mortgage loan servicing costs. The magnitude of seasonal variations is beyond our control and could adversely affect our business, especially if we are unable to take advantage of increased mortgage volume during peak periods, or if peak periods do not produce anticipated mortgage volume. These variations also will affect results of operations and our cash and capital requirements.

Hurricanes and other natural disasters may adversely affect our business.

Our business may be affected adversely by hurricanes, wild fires, floods and other natural disasters. The hurricanes and related flooding that hit Florida in 2004 and 2005, and the damage they caused, may increase the risk of default by certain of our borrowers and may have reduced the value of the mortgaged properties securing certain of our loans. Hurricanes and other natural disasters can force the closure of offices in the affected areas and increase the time and costs needed to close new loans. To the extent that we have natural disasters such as hurricanes or floods in our markets, our business operations may be interrupted, and we may suffer losses on loans made in the affected areas.

Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricanes or flooding, and in such cases, we obtain supplemental insurance coverage for such losses. However, this insurance coverage may not protect us from losses. Borrowers may not be able to repair their damaged property or may stop paying their mortgages if the property is damaged as a result of natural disasters, primarily as a result of borrowers’ loss of jobs and income, and secondarily as a result of inadequate insurance. Recently, a national insurer decided to stop offering insurance coverage in the state of Mississippi as a result of expenses related to Hurricane Katrina. As a result of any of these situations, we could face the risk of foreclosing on, and attempting to recover our losses in respect of, a property that is damaged and/or uninsured and a buyer that faces extreme financial difficulties.

Any sustained period of payment delinquencies, foreclosures or losses resulting from the recent hurricanes, future hurricanes or other natural disasters could adversely affect both our income from the loans in our portfolio as well as our ability to originate, sell, finance and securitize mortgage loans, which would significantly harm our business, financial condition, results of operations and the price of our securities.

Risks Related to our Securities

We presently do not intend to pay any dividends on our common stock in the foreseeable future.

In connection with our decision to elect not to operate our public company as a REIT beginning in 2007, we presently expect that we will not pay any dividends on our common stock in the foreseeable future, except to the extent necessary to maintain our status as a REIT for our 2006 taxable year. Although this decision is intended to enable us to preserve book value in the short-term and to retain future earnings to grow book value in the long-term, we can make no assurances that we will achieve this result.

Our ability to pay dividends on shares of our capital stock may be limited.

Presently, management does not anticipate paying dividends on our common stock in the foreseeable future, except to the extent necessary to maintain our status as a REIT for our 2006 taxable year. However, our ability to pay dividends on all shares of our capital stock will depend almost entirely on the difference, or “spread,” between the interest rates we earn on our assets and the interest rates we pay on our debt, as well as payments and dividends received on our interests in our subsidiaries, especially HBMC. Additionally, the terms of some of our debt facilities limit our ability to make some types of payments and other dividends, including payment of dividends on our issued and outstanding Series A Cumulative Redeemable Preferred Stock, unless we meet certain financial tests, including maximum leverage covenants and minimum equity levels. Our debt facilities restrict us from paying dividends or distributions to our shareholders when a payment default exists and is continuing or would arise from the payment of dividends or distributions on our capital stock. Otherwise, our payment of dividends is restricted where a default exists under our debt facilities and is continuing, or would arise as a result of such payments. As a result, we may not be able to pay dividends on our capital stock in one or more future periods, even if we desired to do so.

Our ability to pay dividends is further limited by the requirements of Georgia law.

Our ability to pay dividends on shares of our capital stock is further limited by the laws of the State of Georgia. Under the Georgia Business Corporation Code, a Georgia corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus (unless the articles of incorporation permit otherwise) the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution or pay a dividend on shares of our capital stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of our preferred stock then outstanding. As a result, we may be unable to pay dividends in future periods, even if we desired to do so.

Changes in market interest rates may adversely affect the prices of our capital stock.

The market prices of our capital stock also could be influenced by the yields on alternative investments. An increase in market interest rates could result in higher yields, and any potential for appreciation in value on other investments and could adversely affect the market, volume and price of our capital stock.

Our stock price and trading volume may be volatile, which could result in substantial losses to our shareholders.

The equity securities markets have from time to time experienced volatility, creating highly variable and unpredictable pricing of equity securities. The market price of our capital stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include the increase in the number of defaults in the subprime mortgage market and the related effect on the mortgage origination industry as a whole (notwithstanding the fact that historically less than 1% of the loans we have originated were subprime), recent uncertainty in the markets and related speculation over our strategic direction, general market and economic conditions, as well as those factors described in these “Risk Factors” and in other reports that we file with the SEC.

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our securities. If the market price of our securities decline, then you may be unable to resell your securities at or above the public offering price, or upon terms that otherwise are attractive to you. We cannot assure you that the market price of our securities will not fluctuate or decline significantly in the future. In addition, the securities markets in general can experience considerable unexpected price and volume fluctuations.

As a result of deteriorating market conditions, we may be unable to continue to meet the listing requirements of the NYSE or another national securities exchange or automated quotation system.

Due to the recent adverse market conditions in the mortgage loan industry, and in the subprime mortgage market in particular, the stock prices of many publicly traded mortgage banking companies—including those mortgage banking companies like us that originate only a very limited amount of subprime/nonprime loans—have been negatively impacted. If the trading price of our common stock continues to decline, then we may be unable to meet the requirements to list our common stock for trading on the NYSE or another national securities exchange or automated quotation system. If we were unable to list our common stock on the NYSE or another national securities exchange or automated quotation system, then investors may be unable to sell their shares of our common stock, as there might be no active trading market for our common stock. This illiquidity could have an adverse effect on the price of our securities. In addition, the failure to maintain the listing of our common stock on a national securities exchange or automated quotation system could have negative effects on our agreements with third parties. As a result, if we are for any reason unable to maintain the listing of our common stock on a national securities exchange or automated quotation system, then our business, financial condition, results of operations and the price of our securities could be negatively affected.

We may issue additional shares of our common and preferred stock in the future, which would dilute your ownership if you did not, or were not permitted to, invest in the additional issuances.

Our articles of incorporation authorize our board of directors, without shareholder approval, to, among other things:

•	issue additional common stock or preferred stock in connection with future equity offerings and acquisitions of securities or assets of other companies; and

•	set the preferences, rights and other terms of preferred stock of various series, including preference rights over the common stock with respect to dividends, liquidation, voting and other matters.

From time to time, we may issue additional equity securities to raise capital to support our growth and our operations generally. The issuance of any additional shares of capital stock, or securities convertible or exercisable into shares of our capital stock, could be substantially dilutive to our shareholders if they elect not to invest in future offerings. Moreover, to the extent that we issue restricted stock units (“RSUs”), stock appreciation rights (“SARs”), options or warrants to purchase our capital stock in the future and those SARs, options or warrants are exercised or as the RSUs vest, our shareholders may experience further dilution. Holders of our shares of outstanding common and preferred stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series, and, therefore, our shareholders may not be permitted to invest in future issuances of our common and/or preferred stock.

We may issue debt and equity securities which are senior to our common stock and preferred stock as to distributions and in liquidation, which could negatively affect the value of our common and preferred stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to the holders of our common stock and preferred stock. Our preferred stock has a preference over our common sock with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our common shareholders. Any additional preferred stock that we may issue, may have a preference over our common stock and existing series of preferred stock with respect to distributions and upon liquidation.

Our leverage strategy may require us to seek substantial amounts of commercial credit and issue debt securities to support our asset growth. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your shares of common stock and diluting your interest in us. We can change this leverage strategy from time to time without shareholder approval.

Tax Risks Related to our Business and Structure

Failure to qualify as a REIT in our 2006 taxable year, or any prior period, would negatively affect our operations and our ability to make distributions to our shareholders.

Since our IPO, we have operated so as to qualify as a REIT for federal income tax purposes. In conjunction with our IPO and our follow-on equity offering, we have received opinions of our legal counsel, Alston & Bird LLP, that, based on certain assumptions and representations, commencing with our short taxable year ended December 31, 2004, we were organized and operated in conformity with the requirements for qualification as a REIT under sections 856 through 860 of the Code, and our method of operation enabled us to meet the requirements for taxation as a REIT under the Code. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The REIT qualification opinion only represents the view of Alston & Bird LLP based on its review and analysis of existing law, which includes no controlling precedent. Furthermore, both the validity of the opinion and our qualification as a REIT for 2006 and prior periods depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders.

If we fail to qualify as a REIT for the 2006 taxable year, or any prior periods, then we would be subject to federal income taxation (including any applicable alternative minimum taxation) on our taxable income at regular corporate rates. In addition, we generally would be disqualified from treatment as a REIT for the five taxable years following the year in which we lost our REIT status. Losing our REIT status for our 2006 taxable year, or any prior periods, would reduce our earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions to shareholders. We might be forced to borrow additional funds or liquidate some of our investments in order to pay the applicable tax.

In certain circumstances, we may be able to pay a penalty tax and retain our REIT status for 2006, notwithstanding our failure to satisfy one or more REIT requirements. We cannot predict, however, whether we would qualify for the relief provisions.

REIT distribution requirements could negatively affect our liquidity, profitability and future growth.

In order to qualify as a REIT, we generally are required each year to distribute to our shareholders at least 90% of our REIT taxable income, excluding any net capital gain. To the extent that we distribute at least 90%, but less than 100%, of our REIT taxable income, we will be subject to corporate income taxation on our undistributed REIT taxable income. In addition, with respect to the year ended December 31, 2006, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us are less than the sum of:

•	85% of our ordinary REIT income for that year;

•	95% of our REIT capital gain net income for that year; and

•	100% of our undistributed REIT taxable income from prior years.

We intend to make distributions to our shareholders to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax for our 2006 taxable year. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds to meet these REIT requirements.

Some of our assets may generate substantial mismatches between REIT taxable income and available cash. As a result, our taxable income may exceed our cash available for distribution.

Among other things, examples of possible timing differences and mismatches include, but are not limited to, the following:

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

Risks Related to our Company, Structure and Change in Control Provisions

Maintenance of our investment company act exemption imposes limits on our operations and limits our holdings of MBS.

We have conducted and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). Accordingly, we

presently do not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act excludes from regulation entities that are engaged primarily in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the current interpretations of the Staff of the SEC, in order to qualify for this exemption, we must, among other things, maintain at least 55% of our assets directly in mortgage loans, qualifying pass-through certificates and certain other qualifying interests in real estate and at least an additional 25% of our assets in the same type of assets. In addition, unless certain MBS represent all the certificates issued with respect to an underlying pool of mortgage loans, such securities may be treated as securities separate from the underlying mortgage loans, and thus may not qualify as qualifying interests in real estate for purposes of the 55% requirement. To maintain the exemption, the assets that we may acquire will be limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Act. In addition, we could, among other things, be required either:

•	to change the manner in which we conduct our operations to avoid being required to register as an investment company; or

•	to register as an investment company; either of which could have an adverse effect on our operations, our governance and costs, and the market price for our common stock.

Both the Investment Company Act and federal income tax rules significantly limit the types of MBS in which we can invest. This will limit our growth in such assets and our ability to leverage our equity and increase our net interest income through such investments. Our failure to qualify for exemption from registration as an investment company could, therefore, substantially reduce our ability to use leverage. Any such failure to qualify for such exemption would have a material adverse effect on our results of operations.

All of our executive officers have agreements that provide them with benefits in the event their employment is terminated following a change of control, which could discourage a change of control.

We have entered into agreements with all of our executive officers that provide them with severance benefits if their employment ends under specified circumstances following a change in control. These benefits could increase the cost to a potential acquirer of us and thereby prevent or discourage a change of control that might involve a premium price for our shares or which our shareholders may otherwise consider desirable.

Certain provisions of Georgia law and our articles of incorporation and bylaws could hinder, delay or prevent a change in control of our company, which could have an adverse effect on the value of our common stock.

Certain provisions of our articles of incorporation, our bylaws and Georgia law could have the effect of discouraging a third party from acquiring control of us without the approval of our board of directors. These provisions may delay, deter or prevent tender offers or takeover attempts that our shareholders may believe are in their best interests, including tender offers or attempts that might allow shareholders to receive premiums over the market price of their common stock. As a result, we may not receive transaction offers from, or be able to attract and enter into transactions with, third parties that might be willing to pursue a transaction on terms that are attractive to us and our shareholders.

Item 1B.  Unresolved Staff Comments

We have no unresolved comments with the SEC staff regarding our periodic or current reports under the Exchange Act.

Item 2.  Properties

Our principal executive offices are located at 2002 Summit Boulevard, Suite 100, Atlanta, Georgia 30319, and our telephone number at that address is (404) 459-7400. At that location, we lease approximately 168,628 square feet of space from an unaffiliated third party. In addition, we lease space for an operations center and 21 separate store locations in Georgia, Florida, North Carolina and South Carolina. The largest store is our North Broward store located in Deerfield Beach, Florida, which occupies approximately 26,000 rentable square feet. None of our stores, individually, represents a material expense to our operations. We also maintained 140 realtor store-in-store locations as of December 31, 2006. If we are forced for any reason to vacate any of our facilities due to lease expirations or any other reasons, we believe that equally suitable alternative locations are available on equally favorable terms in all of our branch locations where we currently do business. We presently believe that our properties are adequately covered by insurance.

Item 3.  Legal Proceedings

Litigation

The nature of the Company’s business requires compliance with various state and federal lending laws and exposes it to a variety of legal proceedings and matters in the ordinary course of business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company is also subject to legal proceedings from time to time related to employee and employment issues. The Company has recorded litigation reserves where it has determined such reserves to be required pursuant to GAAP. The Company’s determinations regarding the need to establish litigation reserves requires the Company to make subjective judgments based upon the Company’s understanding of the then existing facts and status of the legal proceedings. These subjective judgments are inherently uncertain and are subject to change.

Over the past few years, there has been an increase in the number, and an expansion of the scope, of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and other employees with sales duties are required to be paid overtime under the Fair Labor Standards Act. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs. The Company has received several such claims, and it currently is subject to several pending lawsuits in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they, accordingly, are owed back pay from the Company for unpaid overtime.

In particular, the following putative collective actions of this nature are presently pending against the Company: King et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 2:06-cv-96-Ftm-99SC, United States District Court for the Middle District of Florida; Tyler et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 0:06-60332-CIV-HURLEY/HOPKINS, United States District Court for the Southern District of Florida; and Clements et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 1:06-CV-2217-ODE, United States District Court for the Northern District of Georgia. A motion for conditional class certification is presently pending in the King case. The parties in the Tyler case filed cross motions for summary judgment, and those motions were orally argued on March 1, 2007. The judge in that case indicated on March 1, 2007 that he hoped to rule on the motions for summary judgment shortly. The plaintiffs in the Clements case have indicated that they intend to withdraw their request for class certification, and several of the opt-in plaintiffs from the King case have withdrawn from that case and refiled as plaintiffs in the Clements case. The Company does not intend to oppose their joining the Clements case. Based on a statement of claims filed by selected plaintiffs in the King and Tyler cases, and extrapolating therefrom, plaintiffs’ counsel appear to be seeking multi-million dollar collective damages plus legal fees.

In addition to the foregoing, the Company is also defending four single plaintiff actions in which non-exempt employees allege they were entitled to overtime pay in addition to those amounts which they were already paid by HomeBanc. The styles of these cases are Gilhuly v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 6:06-CV-1669-JA-KRS, United States District Court for the Middle District of Florida; Davis v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 6:06-CV-1668-JA-JGG, United States District Court for the Middle District of Florida; Gil v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 6:06-cv-1742-PCF-JGG, United States District Court for the Middle District of Florida;

and White v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 6:07-cv-169-ACC-JGG, United States District Court for the Middle District of Florida. The dollar amount of the alleged damages presently is not estimable.

These cases involve complex issues of law and fact and have not yet progressed to the point where the Company can: (1) predict their outcome; (2) estimate any damages that might result from such cases due to the uncertainty of the class certification and the number of potential participants in any class that may be certified; or (3) predict the effect that any litigation might have on it, its business, financial condition or results of operations, although such effect could be materially adverse. After consulting with counsel, the Company believes that it has defenses to the claims against it in these cases and is vigorously defending these proceedings. Accordingly, the Company has not established a litigation reserve for any of these cases.

The Company also cannot predict the outcome of any other litigation pending or threatened against it, nor can it predict the effect that any litigation might have on it, its business, financial condition or results of operations, although such effect could be materially adverse.

Tax Penalties

We have incurred no penalties for failing to include on tax returns any information required to be disclosed under Section 6011 of the Code with respect to a “reportable transaction” or for failing to disclose such penalties pursuant to Section 6707A(e) of the Code.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the New York Stock Exchange under the symbol “HMB” commencing with our IPO in July 2004. On March 13, 2007, the closing price of our common stock, as quoted, at the end of regular trading, on the New York Stock Exchange was $1.47 per share. The following table sets forth, for the quarterly periods indicated, the high, low and closing sales prices per share of our common stock as quoted on the NYSE at the end of regular trading as well as the cash dividends declared per share of common stock:

	Stock Prices			Cash Dividends Declared per Share
2006	High	Low	Close
Quarter ended December 31, 2006	$6.69	$3.80	$4.23	$0.46	(1)
Quarter ended September 30, 2006	8.61	5.55	6.15	0.26
Quarter ended June 30, 2006	8.89	6.94	7.94	0.26
Quarter ended March 31, 2006	8.99	7.47	8.79	—

2005
Quarter ended December 31, 2005	$8.38	$6.70	$7.48	$0.53	(2)
Quarter ended September 30, 2005	9.48	7.37	7.72	0.23
Quarter ended June 30, 2005	9.69	7.90	9.09	0.19
Quarter ended March 31, 2005	10.14	8.40	8.84	—

(1)	The 2006 fourth quarter dividend was declared in December 2006 and paid in January 2007.

(2)	The 2005 fourth quarter dividend was declared in December 2005 and paid in January 2006.

In order to maintain our status as a REIT under the Code, we have paid, through dividends, at least 90% of our REIT taxable income to the holders of our common stock. The dividends that we paid were at the discretion of the Board of Directors and depended on the amount of our REIT taxable earnings and financial condition, maintenance of REIT status and any other factors that our board of directors deemed relevant.

Repurchases of Equity Securities

During the year ended December 31, 2006, we purchased 119,064 shares of our common stock on the market at an average price of $8.29 per share on behalf of participants in HomeBanc Corp.’s Sales Equity Incentive Plan for eligible loan officers (the “Sales Equity Plan”) for purposes of making awards under that plan. Such shares remain issued and outstanding and are subject to the terms and conditions of the plan. Effective May 25, 2006, the Sales Equity Plan was amended to provide that all awards under this plan would be made in the form of RSUs granted under the LTIP.

In February 2007, we announced a share repurchase program, pursuant to which we intend to use a portion of the net proceeds from the sale of our MBS portfolio to repurchase up to $16.5 million of our common stock. The timing of the share repurchases and the exact number of shares purchased will depend on the market conditions. We will repurchase the shares from time to time on the open market, subject to SEC and NYSE limitations.

Holders

At March 1, 2007, we had 56,994,421 shares of our common stock issued and outstanding, and as of March 1, 2007, there were 1,220 record holders and an estimated 22,717 beneficial owners of our common stock.

Dividends

Since our IPO, our ability to pay dividends to our shareholders has depended primarily on our receipt of interest and principal payments from our mortgage loans, retained interests in securitizations of our mortgage loans and investment securities and any distributions that we received from our TRSs. Our TRSs were subject to regular corporate income tax on the taxable income they generated. We were permitted to cause our TRSs to retain after-tax earnings or distribute all or a portion of their after-tax earnings to us to the extent allowable under the REIT provisions of the Code. In the event that our TRSs distributed any of their after-tax earnings to us, we would take that distributed amount into account in determining the amount of distributions we pay to our shareholders. For domestic non-corporate taxpayers, the portion of our distributions related to the distributions from our TRSs, unlike distributions of our REIT taxable income from other sources, generally would be eligible to be taxed at the current 15% maximum marginal rate for qualified corporate dividends. We did not establish a minimum distribution level beyond what was necessary to maintain our status as a REIT. See “Certain Federal Income Tax Considerations.” We maintain a dividend reinvestment and stock purchase plan, which allows our shareholders who enroll in the plan the ability to reinvest their distributions automatically in additional shares of our common stock. The plan also allows our shareholders who enroll in the plan to directly purchase additional shares of our common stock through the plan, subject to some limitations. Our plan administrator effects these purchases by purchasing shares of our common stock in the open market. Effective as of March 1, 2007, we will not accept any new enrollments or cash payments to purchase shares through our dividend reinvestment and stock purchase plan until further notice, and the plan will not reinvest any future dividends in respect of shares of our common stock held in the plan. To the extent that any future dividends are declared and paid by us on our common stock, shareholders will receive a check for the dividends paid in respect of all of such shares, including those held in the plan, notwithstanding the reinvestment or other elections that plan participants have made in respect of their shares held through the plan. Shares of our common stock purchased through the plan will continue to be held in safekeeping by the plan administrator, Computershare Trust Company, N.A., unless plan participants deliver instructions to the contrary.

Recent Sales of Unregistered Securities

Except as previously disclosed, there have been no sales of unregistered securities.

Transfer Agent

The transfer agent for our common stock and preferred stock is Computershare Trust Company, N.A. You can contact Computershare at:

Computershare Trust Company, NA

PO Box 43078

Providence, RI 02940-3078

Phone: 800-697-8199

Fax: 312-601-4332

Internet:    www.computershare.com

Item 6.  Selected Financial Data

As a result of our reorganization during 2004, the results of HomeBanc Corp. have been accounted for in a manner similar to a pooling of interests, and the selected financial data below includes the entities combined in the reorganization from the earliest date presented. Since 2003, we have changed our strategic plan in a number of important ways. The following selected financial data should be considered in light of the changes in our strategic plan discussed under the caption “Important Information Regarding our Strategic Plans” in Part I of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in Item 7 of this Report.

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Operating Data:
Revenues
Net interest income	$87,045	$68,689	$17,853	$11,528	$6,060
Provision for loan losses	1,811	949	2,870	—	—
Net gain on sale of mortgage loans	42,332	38,262	38,276	89,516	77,746
Mortgage servicing income, net	268	57	1,852	—	—
Other revenue	5,006	10,811	2,341	945	32

Total revenues	132,840	116,870	57,452	101,989	83,838

Expenses
Salaries and associate benefits	67,205	62,925	53,511	40,429	35,954
Marketing and promotions	22,393	27,998	24,302	16,970	9,307
Occupancy and equipment	16,162	15,302	20,234	12,722	10,505
Other operating expense	33,493	34,143	26,015	18,479	12,978

Total expenses	139,253	140,368	124,062	88,600	68,744

(Loss) income before income taxes	(6,413)	(23,498)	(66,610)	13,389	15,094
Income tax expense (benefit)	337	(11,863)	(18,277)	5,678	6,204

(Loss) income before cumulative effect of change in accounting principle	(6,750)	(11,635)	(48,333)	7,711	8,890
Cumulative effect of change in accounting principle, net of taxes of $171	270	—	—	—	—

Net (loss) income	$(6,480)	$(11,635)	$(48,333)	$7,711	$8,890

Net (loss) income attributable to holders of common stock	$(10,966)	$(11,635)	$(48,333)	$7,711	$8,890

Per Share Data:
Basic (loss) income per share	$(0.19)	$(0.21)	$(1.99)	$1.24	$1.56
Diluted (loss) income per share	(0.19)	(0.21)	(1.99)	1.24	1.56
Cash dividends declared per share of common stock	0.98	0.95	0.29	—	—
Cash dividends declared per share of preferred stock	2.24	—	—	—	—
Weighted-average shares of common stock outstanding—basic and diluted	56,406,325	55,286,046	24,226,970	6,237,443	5,681,984

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Selected Balance Sheet Data (at period-end):
Assets
Cash	$20,987	$41,505	$12,232	$1,722	$5,311
Restricted cash	128,033	15,744	6,877	4,447	—
Mortgage loans held for sale, net (1)	379,299	195,231	252,378	325,482	475,018
Mortgage loans held for investment, net (2)	4,372,998	5,449,376	2,937,156	—	—
Mortgage servicing rights, net	43,908	10,088	5,097	400	—
Receivable from custodian	77,612	128,641	20,386	—	—
Trading securities	4,824	—	—	—	—
Securities available for sale	1,366,426	111,256	—	—	—
Securities held to maturity	188,193	68,425	—	—	—
Goodwill, net	39,995	39,995	39,995	39,995	39,995
Total assets	6,822,664	6,252,712	3,359,953	429,895	539,901
Liabilities and Shareholders’ Equity
Warehouse lines of credit	404,765	344,269	333,783	257,045	367,634
Aggregation credit facilities	—	118,685	869,429	—	—
Repurchase agreements	1,527,470	215,927	—	—	—
Loan funding payable	63,855	69,405	69,831	63,219	80,572
Note payable	—	—	—	36,720	36,720
Collateralized debt obligations	4,277,026	5,026,598	1,785,900	—	—
Junior subordinated debentures representing obligations for trust preferred securities	175,260	51,547	—	—	—
Total liabilities (excluding minority interest)	6,552,352	5,935,949	3,108,924	384,983	503,050
Shareholders’ equity (data from 2002-2003 reflects unit holders’ equity)	270,270	316,701	251,013	44,891	36,851

Other Data:
Purchase money originations	$4,020,951	$4,792,722	$4,473,936	$3,944,744	$3,259,736
Refinancing originations	1,119,219	1,649,373	1,149,298	1,975,290	1,761,113

Total originations (3)	$5,140,170	$6,442,095	$5,623,234	$5,920,034	$5,020,849

Fixed-rate originations	$2,012,581	$1,760,479	$1,157,606	$2,624,534	$2,002,177
Adjustable-rate originations	3,127,589	4,681,616	4,465,628	3,295,500	3,018,672

Total originations (3)	$5,140,170	$6,442,095	$5,623,234	$5,920,034	$5,020,849

(1)	Included within mortgage loans held for sale are construction-to-permanent loans of $33.0 million, $30.6 million, $17.8 million, $25.3 million and $72.9 million at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. All remaining loans fall within the category of Real estate-mortgage.

(2)	Included within mortgage loans held for investment are construction-to-permanent loans of $0.6 million, $7.9 million and $41.7 million at December 31, 2006, 2005 and 2004, respectively. All remaining loans fall within the category of Real estate-mortgage.

(3)	Originations include the full amount of construction-to-permanent loans that have closed, regardless of the amount funded. Unfunded construction-to-permanent loan amounts included in originations were $25.1 million, $52.6 million, $64.1 million, $92.0 million and $89.0 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following narrative represents discussion and analysis of some of the major trends affecting our results of operations and financial condition for the periods presented. This overview supplements and should be read in conjunction with the consolidated financial statements of HomeBanc Corp. and its subsidiaries and the notes thereto contained elsewhere in this Report. The following includes, for periods ended after December 31, 2003 (including periods after our IPO and reorganization in July 2004), a discussion of the financial condition and results of operations on a consolidated basis for HomeBanc Corp., as the successor to HBMC Holdings, LLC. Throughout this discussion, certain prior year amounts have been reclassified to conform to the current year presentation.

The nature of our reorganization, which is more fully described below, resulted in accounting treatment similar to a pooling of interests, and the consolidated financial statements of HomeBanc Corp. include the results of HomeBanc Corp.’s predecessor companies prior to HomeBanc Corp.’s reorganization and IPO in July 2004.

Strategic Direction

Since 2003, we have changed our strategy in a number of important ways. In addition, we have identified a number of strategic measures that we intend to implement during 2007. See “Important Information Regarding our Strategic Plans” in Part I of this Report.

Expense Reductions

As part of our efforts to reduce expenses and better position ourselves to compete in the current mortgage finance environment, on October 19, 2006, we implemented an 8% reduction in general and administrative (“G&A”) headcount, mostly at HBMC’s headquarters in Atlanta. The reduction represented approximately 4% of HBMC’s overall associate population. In connection with headcount reductions, we incurred severance charges of $1.8 million during 2006. We expect to continue to focus on increasing our total mortgage loan originations through hiring qualified loan officers and considering opportunities for expansion into new markets.

During the first quarter of 2007, Patrick S. Flood, our former Chairman of the board of directors and our Chief Executive Officer, left HomeBanc, and Dr. Paul Lopez, our former Executive Vice President of Business Development, announced his retirement from HomeBanc. The board appointed Kevin D. Race as our new Chief Executive Officer and James B. Witherow as our new non-executive Chairman of the board of directors. Additionally, during the first six months of 2007, we expect to:

•	restructure the management in our sales organization, leading to the elimination of several jobs;

•	consolidate certain activities of our production operations, also leading to the elimination of several jobs;

•	consolidate certain of our rented facilities, resulting in lease termination charges; and

•	terminate certain of our underperforming SMAs, resulting in cancellation charges.

In connection with these actions, we presently expect to incur one-time charges of approximately $12.0 million during the first six months of 2007. Our expense reduction efforts are expected to reduce annualized expenses by approximately $15.0 million compared to 2006 results, while we expect that reinvestment in new markets and new technology will result in additional expense of approximately $11.0 million.

Key Performance Highlights

	As of and for the Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)	As of and for the Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2006	2005			2005	2004
	(Dollars in thousands, except per share data)
Loan Originations:
Purchase money originations	$4,020,951	$4,792,722	$(771,771)	(16.1)%	$4,792,722	$4,473,936	$318,786	7.1%
Refinancing originations	1,119,219	1,649,373	(530,154)	(32.1)	1,649,373	1,149,298	500,075	43.5

Total originations	$5,140,170	$6,442,095	$(1,301,925)	(20.2)	$6,442,095	$5,623,234	$818,861	14.6

Adjustable-rate originations	$3,127,589	$4,681,616	$(1,554,027)	(33.2)	$4,681,616	$4,465,628	$215,988	4.8
Fixed-rate originations	2,012,581	1,760,479	252,102	14.3	1,760,479	1,157,606	602,873	52.1

Total originations	$5,140,170	$6,442,095	$(1,301,925)	(20.2)	$6,442,095	$5,623,234	$818,861	14.6

Total SMAs at period-end
Realtors	111	116	(5)	(4.3)	116	85	31	36.5
Builders	70	113	(43)	(38.1)	113	112	1	0.9
Originations directly resulting from SMAs	$2,101,550	$2,118,377	$(16,827)	(0.8)	$2,118,377	$1,603,448	$514,929	32.1
Loans held for investment, net of allowance for loan losses	4,372,998	5,449,376	(1,076,378)	(19.8)	5,449,376	2,937,156	2,512,220	85.5
Total revenues	132,840	116,870	15,970	13.7	116,870	57,452	59,418	103.4
Net interest income	87,045	68,689	18,356	26.7	68,689	17,853	50,836	284.7
Total expenses	139,253	140,368	1,115	0.8	140,368	124,062	(16,306)	(13.1)
Net loss	(6,480)	(11,635)	5,155	44.3	(11,635)	(48,333)	36,698	75.9
Net loss attributable to holders of common stock	(10,966)	(11,635)	669	5.7	(11,635)	(48,333)	36,698	75.9
Net loss per diluted share	(0.19)	(0.21)	0.02	9.5	(0.21)	(1.99)	1.78	89.4
Estimated REIT taxable income	61,382	56,022	5,360	9.6	56,022	13,168	42,854	325.4

Our results of operations for the three-year period ended December 31, 2006 were significantly affected by a number of factors, including, but not limited to:

•

our corporate reorganization and IPO of 38,750,000 shares of common stock in July 2004, resulting in net proceeds of $264.5 million after deducting underwriting fees, commissions and other related expenses;

•	our election to be treated as a REIT under the Code beginning with the tax year ending December 31, 2004;

•	an increase in expenses, largely resulting from becoming a public company;

•

our second public equity offering in February 2005 of 10,925,000 shares of common stock, resulting in net proceeds of $93.0 million after deducting underwriting fees, commissions and other related expenses;

•

our public offering of 2,000,000 shares of 10% Series A Cumulative Redeemable Preferred Stock in February 2006, resulting in net proceeds of $48.0 million after deducting underwriting fees, commissions and other related expenses;

•	our issuance of an aggregate of $170 million in trust preferred securities through three separate offerings; and

•	the changes in our strategic plan since 2003 as discussed under the caption “Important Information Regarding our Strategic Plans” in Part I of this Report.

Mortgage Loan Originations

Industry data obtained from the MBA as of February 12, 2007 estimated a 17.1% decline in total mortgage originations, consisting of a 7.7% decline in purchase money originations and a 26.4% decline in refinance originations, during the year ended December 31, 2006 when compared to the same period in 2005. The overall decrease in the industry’s originations was partially diminished by the impact of pay option ARMs, a product that we do not currently offer, and sub-prime lending, an area that we do not participate in to a significant degree, both of which have experienced substantial growth throughout the industry.

Our total loan volume during the year ended December 31, 2006, when compared to the same period in 2005, decreased 20.2%. The MBA estimated a 7.7% decline in the purchase money market during 2006 when compared with the year-earlier period. During 2006, 2005 and 2004, purchase money mortgage loans represented approximately 78.2%, 74.4% and 79.6%, respectively, of our total mortgage loan originated volume. The following table details our purchase money production by state for the years ended:

	December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)	December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
State	2006	2005			2005	2004
	(Dollars in thousands)
Florida	$1,787,055	$2,522,518	$(735,463)	(29.2)%	$2,522,518	$2,225,922	$296,596	13.3%
Georgia	1,813,339	1,934,420	(121,081)	(6.3)	1,934,420	2,056,060	(121,640)	(5.9)
North Carolina	348,094	277,353	70,741	25.5	277,353	160,622	116,731	72.7
Other	72,463	58,431	14,032	24.0	58,431	31,332	27,099	86.5

Total purchase money loan originations	$4,020,951	$4,792,722	$(771,771)	(16.1)	$4,792,722	$4,473,936	$318,786	7.1

As shown above, our overall purchase money mortgage origination volume declined by 16.1% from 2005 to 2006 and increased by 7.1% from 2004 to 2005. Information published by the National Association of Realtors indicated a 5.1% decrease in existing home sales, the largest component of the purchase money market, in the Southern region where we operate. The fact that we lagged the regional results during 2006 in this element of the market was driven in large part by a 29.2% decline in purchase money mortgage originations in Florida. Florida marketplace conditions published on the website of the Florida Association of Realtors indicated a 28.8% decrease in sales of existing homes during 2006 compared with 2005.

Our adjustable-rate originations experienced a significant decrease during 2006, while fixed-rate originations experienced an increase during the period as the flattening/inversion of the yield curve led customers to fix their interest rates over longer periods in response to the narrowing difference between short- and long-term interest rates.

During 2005, we experienced record mortgage loan production volume, including record volume for our purchase money originations. We achieved this volume in a year where data from the MBA indicated that industry-wide originations were flat from 2004 to 2005. Industry growth in purchase money mortgages was offset by declining refinance activity during 2005 when compared with 2004. We believe that our ability to outpace origination growth rates experienced by the overall industry during 2005 was due to our success in developing our SMAs with realtors and home builders and maintaining our focus on the purchase money mortgage market, which has historically exhibited more stability than the refinance market, as well as overall growth experienced in current and new markets, including three new stores opened in 2004.

REIT Taxable Income

REIT taxable income is calculated under the Code for purposes of the REIT distribution requirement. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from taxable REIT subsidiaries (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by taxable REIT subsidiaries), plus 90% of net after-tax income from foreclosure property. REIT taxable income is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss). Because of the REIT tax requirements on distributions, management believes that REIT taxable income is an additional meaningful measure to evaluate our operating performance, but is not a substitute for any net income or measures derived in accordance with GAAP.

Under GAAP, no gain on sale is recognized on loans sold by our TRS, HBMC, to HomeBanc Corp., which has elected since 2004 to be taxed as a REIT. However, for income tax purposes, loans sold to HomeBanc Corp. are sold at fair value, resulting in a taxable gain on sale at HBMC. HBMC sold $0.5 billion, $3.7 billion and $2.9 billion of mortgage loans to HomeBanc Corp. during 2006, 2005 and the second half of 2004, respectively. As a REIT, HomeBanc Corp. is not consolidated with its TRSs for federal income tax purposes, and, generally, HomeBanc Corp. separately pays no federal income tax.

The following is a reconciliation of consolidated GAAP net loss attributable to holders of common stock to estimated REIT taxable income available to holders of common stock:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Consolidated GAAP net loss attributable to holders of common stock	$(10,966)	$(11,635)	$(48,333)
Taxable loss of taxable REIT subsidiaries	102,291	68,011	47,334
Book/tax differences (1)	(30,280)	11,509	32,444
Income tax expense (benefit)	337	(11,863)	(18,277)

Estimated REIT taxable income available to holders of common stock (2)	$61,382	$56,022	$13,168

(1)	Consists of various transactions and balances that are treated differently for GAAP and income tax purposes, including both permanent and temporary differences. Common differences include intercompany gains or losses on sale of loans from our TRS to HomeBanc Corp., which are excluded from income under Statement of Financial Accounting Standards (“SFAS”) No. 65, Accounting for Certain Mortgage Banking Activities, as amended, but are included in income for income tax purposes; the amortization of these gains and losses; and the creation of MSRs, which give rise to income under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, but are excluded from income for income tax purposes.

(2)	We define estimated REIT taxable income available to holders of common stock to be estimated REIT taxable income calculated under the Code for purposes of the REIT distribution requirement, less dividends applicable to preferred stock. A REIT is required to distribute 90% of REIT taxable income, which, in general, includes all dividends received from TRSs (generally calculated without regard to the dividends paid deduction for distributions paid to REIT shareholders, and earnings retained by TRSs), plus 90% of net after-tax income from foreclosure property. Estimated REIT taxable income available to holders of common stock is a non-GAAP financial measure. Because of the REIT tax requirements on distributions, management believes that estimated REIT taxable income available to holders of common stock is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net income (loss) attributable to holders of common stock, which also reflects the impact of dividends on preferred stock. Estimated REIT taxable income available to holders of common stock should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. HomeBanc Corp. uses estimated REIT taxable income available to holders of common stock as the basis for establishing the amount of dividends payable to holders of its common stock.

Trends

According to the February 12, 2007 Mortgage Finance Forecast from the MBA, lenders in the United States originated more than $3.0 trillion in one-to-four family mortgage loans in 2005 and just over $2.5 trillion during 2006. The MBA data forecasts a continuing decline in total volume during 2007 to $2.4 trillion.

The Federal Reserve has increased the targeted federal funds rate 17 times for a total of 425 bps from June 30, 2004 to June 29, 2006, the last date at which an increase occurred. As a consequence, during 2004, the yield curve began to invert, meaning that short-term interest rates exceeded long-term rates. This trend continued throughout 2005 and 2006. Public communications from the Federal Reserve indicate that the focus remains upon containing inflationary pressures, and therefore, decreases in interest rates in early 2007 may be unlikely at this point. Decreases in interest rates may, however, be possible later in the year if inflation measures indicate that these pressures are under control and the economy begins to show weakness. The ultimate impact upon HomeBanc during this three-year period was: (1) significantly higher prepayment speeds in 2005 compared to 2004, which moderated somewhat in 2006; (2) a large increase in originations from 2004 to 2005, followed by a large decrease from 2005 to 2006; and (3) a shift in our product mix.

The significantly higher prepayment speeds experienced during 2005 and 2006 resulted in a lower balance of mortgage loans held for investment and CDOs at December 31, 2005 and 2006 than we believe we otherwise would have had. It also had the effect of lowering the required level of our Allowance and resulting in gains in the fair value of our derivative financial instruments used to hedge our debt. As a result of the higher prepayment speeds and in accordance with GAAP, some of these gains were recorded in income.

As a further result of the increase in interest rates during 2005 and 2006 and the inversion of the yield curve, the mix of our loan originations changed compared to prior years. Many existing and new borrowers moved from shorter-term mortgages (e.g., 1- and 6-month interest-only ARMs and three-year hybrid ARMs) to longer-term mortgages (e.g., 5-, 7- and 10-year hybrid ARMs and fixed-rate products). As a result, there has been a substantial change in the composition of our mortgage loans held for investment portfolio at December 31, 2006 and 2005, compared to December 31, 2004, with over half of the portfolio represented by loans with a five-year or longer fixed interest rate period. We expect this mortgage loan origination trend to continue for the foreseeable future.

In 2005, we developed a new mortgage loan product that includes lender or borrower paid PMI on the amount of the loan in excess of 80% of the appraised value of the property. In the event of a loss on one of these loans, PMI would pay us the difference between the actual unpaid principal balance at the date of chargeoff and 80% of the appraised value of the collateral as of the date the loan was originated. This effectively reduces our risk of loss due to borrower default to 80% of the appraised value of the loan’s collateral. As a result of this new mortgage loan product, the principal amount of loan originations for second-lien mortgages declined in 2005 and 2006. We expect this trend to continue for the foreseeable future.

In the fourth quarter of 2005, in addition to retaining loans originated by HBMC, we began accumulating a portfolio of MBS that aggregated $0.2 billion at December 31, 2005 to optimize the leveraging of our equity and to support the growth of our net interest income. During 2006, we continued to purchase MBS to supplement our investment portfolio as a result of selling a higher percentage of our adjustable-rate prime mortgage loans that we would have otherwise held for investment, which increased the MBS balance to $1.6 billion at December 31, 2006. Interest income from the MBS portfolio accounted for approximately 16% of total interest income during 2006. The primary source of funds for our investment in MBS has been repurchase agreements. Our net interest margin, inclusive of the impact of derivative financial instruments, on our MBS portfolio is generally less than on our loans held for investment portfolio. During the first quarter of 2007, to enhance our short-term liquidity position, we sold substantially all of our MBS portfolio and, in the near term, we do not expect to make any additional significant purchases of MBS through our REIT. Consequently, we expect our net interest income to be adversely impacted in 2007 and future periods.

We utilize derivative financial instruments in an effort to mitigate interest rate risk, primarily to insulate our borrowing costs and yields on loans held for investment from interest rate changes. Some of our derivative financial instruments qualify and have been designated as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Other derivative financial instruments that we use either do not qualify or have not been designated in cash flow hedging relationships and are considered part of our trading portfolio. We do not use derivative financial instruments for speculative purposes, and while certain of these financial instruments are not in designated hedging relationships, they nevertheless serve to mitigate our exposure to interest rate risks. Management frequently assesses expectations about movements in market interest rates and the notional amount, type and duration of our derivative financial instruments to determine how successful those instruments are projected to be in mitigating our exposure to interest rate risk. Based on management’s assessment, we may change our portfolio of derivative financial instruments by adding new contracts, terminating existing contracts, using different types of derivative financial instruments, and designating, de-designating or re-designating contracts in qualifying hedging relationships. Our assessment, in part, is based on forecasted levels of debt expected to be outstanding at various dates in the future. Because principal of our CDOs is repaid as the mortgage loans held for investment securing those obligations are repaid, our outstanding debt may be more or less than we originally forecasted at various dates in the future. In a period when actual and/or expected prepayments on mortgage loans held for investment exceed expectations, the likelihood of the amount of forecasted debt, in future periods, falling below the notional value of derivative financial instruments designated in cash flow hedging relationships against that debt increases. If this situation occurs, it is no longer probable (meaning a significantly greater likelihood of occurrence than the phrase “more likely than not”) that all of the forecasted cash flows related to interest payments on the debt will occur, and ineffectiveness results. Ineffectiveness must be recognized immediately in earnings. The ineffectiveness may also be significant enough that, in accordance with SFAS No. 133, hedge accounting must be discontinued as to the affected hedging relationship from the last date the hedge was demonstrated to meet the effectiveness criteria. The related amounts included in AOCI while the hedging relationship was effective are only released immediately into income if it is probable (again, meaning a significantly greater likelihood of occurrence than the phrase “more likely than not”) that the forecasted cash flows will not occur.

During the year ended December 31, 2006, mortgage loans held for investment prepaid at a constant prepayment rate (“CPR”) of 22%. This level of principal repayments diminished growth in the mortgage loans held for investment portfolio and also resulted in the accelerated repayment of our CDOs. As a result of the actual repayments of mortgage loans held for investment and the expected rate of repayments in the future, our debt forecasted to be outstanding at future dates were lower than previously forecasted at certain times during 2006. For certain periods in the future, the notional value of derivative financial instruments designated in cash flow hedging relationships was expected to exceed the amount of debt forecasted to be outstanding. Correspondingly, the cash flows related to interest payments on this debt were no longer considered to be probable of occurrence. This resulted in a $1.9 million gain in 2006 arising from ineffectiveness on these derivative financial instruments, which gain is reflected in net interest income. It also became necessary to discontinue hedge accounting for interest rate swaps with a $100 million notional value because they no longer met effectiveness criteria. The amount in AOCI pertaining to these interest rate swaps when they were effective hedges was $1.7 million. This amount was released from AOCI as an offset to interest expense during the first quarter of 2006 as the forecasted transactions they were intended to hedge were deemed to be probable of not occurring. During the third quarter of 2006, an additional $1.3 million related to previous mark-to-market adjustments on derivative financial instruments was also released from AOCI as an offset to interest expense as a result of revised expectations with respect to forecasted interest expense. Similarly, during the year ended December 31, 2005, mortgage loans held for investment prepaid at a CPR of 25%, which caused cash flows related to interest payments on debt to no longer be probable of occurring. This resulted in a $2.9 million gain in 2005 arising from ineffectiveness on these derivative financial instruments, which gain is reflected in net interest income. It also became necessary to discontinue hedge accounting for interest rate swaps with a $125 million notional value because they no longer met effectiveness criteria. The amount in AOCI pertaining to these interest rate swaps when they were effective hedges was $2.0 million. This amount was released from AOCI as an offset to interest expense during the fourth quarter of 2005 as the forecasted transactions they were intended to hedge were deemed to be probable of not occurring. Further movements in interest rates may result in increases in prepayments speeds on loans in our held for investment portfolio, which could lead to additional hedging relationships becoming ineffective as well as the release of amounts in AOCI.

During 2007, we expect to supplement our mortgage loan portfolio through purchases, from time to time, of mortgage loans, which meet our investment criteria, from other originators. We also expect to originate mortgage loans through a direct lending channel. Furthermore, we believe geographic expansion supports our long-term growth plans, and, as a result, we expect to open a new store in Nashville, Tennessee during the first half of 2007. Based upon the investment required to enter a new market and our historical performance in new markets, we expect the Nashville store to operate on a break-even basis by the end of 2007 and to operate on an accretive basis in 2008. We also hope to announce two additional new store openings later in 2007.

During the first quarter of 2007, the board of directors authorized up to a $16.5 million share repurchase program of our common stock. The repurchase program will be funded by the sale of substantially all of our MBS portfolio. The timing of the share repurchase, and the exact number of shares purchased, will depend on the market conditions. We will repurchase the shares from time to time on the open market at the discretion of management, subject to SEC and NYSE limitations.

Since August 2006, we have retained MSRs with respect to substantially all of the conforming mortgage loans that we originated and that were ultimately sold to or included in MBS guaranteed by Fannie Mae and Freddie Mac. During 2006, we began selling substantially all of the adjustable-rate prime mortgage loans that we had typically retained during 2004 and 2005 to unrelated third parties on a servicing-retained basis. During 2006 and 2005, we capitalized $42.9 million and $8.4 million, respectively, in MSRs related to mortgage loans sold to unrelated third parties on a servicing-retained basis. At December 31, 2006 and 2005, we had $43.9 million and $10.1 million, respectively, in MSRs, and we serviced loans for unrelated third parties with unpaid principal balances of $3.6 billion and $1.0 billion, respectively, as of those same dates.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the amounts reported in the consolidated financial statements of HomeBanc Corp. and its predecessors. These financial statements have been prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect reported amounts. The significant accounting policies, outlined in Note 1, “Description of Business and Summary of Significant Accounting Policies,” of these financial statements, are integral to an understanding of management’s discussion and analysis. The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below. Different estimates reasonably could have been used in the current period that would have had a material effect on these financial statements, and changes in these estimates are likely to occur from period to period in the future. GAAP requires or allows many assets to be accounted for at fair value, which is defined to be the price at which an asset or liability would be valued in an open market transaction. In cases where active markets do not exist, as discussed below, modeling or other techniques may be required to estimate fair value.

We have discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed our disclosures relating to them in this Management’s Discussion and Analysis.

Allowance for Loan Losses.    A mortgage loan held for investment is recommended for charge-off against the Allowance when we believe the collection of the principal of the loan is doubtful. Such recommendations to charge off principal are made monthly to our CRC for approval. While it is our policy to charge off a particular loan in the period when a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans.

Our historical operations have had an insignificant amount of loan losses relative to the size of our portfolio ($1.6 million in charge-offs since we began retaining loans as held for investment in 2004) due to default or non-performance on the loans. If the portfolio of loans held for investment increases, additional provisions for loan losses will likely be necessary to increase the Allowance to an appropriate level. A decrease in the portfolio of loans held for investment will likely result in the need for a smaller Allowance thus requiring less provision for loan losses. The Allowance is based upon management’s estimates and judgments of various factors affecting the risk of loss in the mortgage loans held for investment portfolio, including current economic conditions, anticipated prepayment rates, LTV ratios, delinquency status, historical credit losses and PMI, among other factors. The Allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off. Determining the Allowance is subjective in nature due to the estimates and judgments required and the potential for changes due to changing economic and market conditions, interest rates and consumer behaviors.

During 2006 and 2005 we made certain changes in the estimates used in calculating the Allowance, which are described below.

2005 Allowance Estimate.    The Allowance methodology we historically utilized initially involved a calculation based on the original balance of loans that were transferred into the portfolio. Integral to the calculation was the use of a scorecard, on a loan-by-loan basis, giving consideration to the borrower’s FICO score, the CLTV ratio and a loss expectation utilizing the Moody’s 10-year loss curve assuming an average loan life of 5.5 years. The actual calculation of the loan loss provision began by multiplying the balance of loans transferred into the portfolio by a probability of default (“PD”) factor and a loss severity (“LGD”) factor, adjusted for PMI. This product was then multiplied by a loss curve adjustment (“LCA”) to obtain the monthly provision expense to record. The data sources were as follows:

•	PD = loss grids based on CLTV ratio and FICO score;

•

LGD = estimated based on existence of PMI (30% loss severity for loans without PMI; 5% loss severity for loans with borrower paid PMI; and for loans with lender paid PMI, 5% loss severity plus the difference in the percentage in coverage between lender paid PMI and borrower paid PMI, which difference varied by LTV ratio and FICO score); and

•	LCA = average life of loans adjusted to Moody’s 10 year loss curve.

Management then assessed the results of the calculations above for reasonableness and made any adjustments it believed, based on available information, were necessary to properly state the Allowance at the end of each reporting period and the resulting provision for loan losses. Using this methodology, through September 30, 2005, we recorded an Allowance of $4.6 million, net of actual sustained losses of $130,000 since the portfolio of mortgage loans was first established.

During the fourth quarter of 2005, we finalized an intensive review of the Allowance methodology. The focus was on validating and updating, as required by the SEC and GAAP, the estimates used in the calculation. We also assessed the impact that growing 2005 portfolio prepayments had on the estimated losses.

An outside vendor was used to obtain industry data for a “prime” portfolio from the MBA to better assess the estimations in light of relevant industry data. The data was obtained from the vendor’s database consisting of 42 million prime loans from all of the top originators, servicers, Agencies and mortgage insurance companies. Information on migration patterns or “roll rates” of loans in the portfolio was also obtained from the MBA data (i.e., what percentage of loans that are current will become 30 days past due; what percentage of loans 30 days past due will become 60 days past due; what percentage of loans 60 days past due will become 90 days past due; this trend is extended out to 120 days past due, 150 days past due, 180 days past due, foreclosure and then into real estate owned).

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

In connection with its efforts to comply with the SEC’s recently adopted Regulation AB, HBMC began to compile static pool data. An analysis by pool (i.e., individual HomeBanc securitizations completed since the IPO) was performed as of December 31, 2005. The static pool analysis demonstrated that cumulative prepayment rates have been significantly higher than what was indicated by the 5.5 year loan life originally estimated. It also demonstrated that delinquency statistics, another indicator of loss, were favorable.

A decline in the average loan life has a direct impact on the expected probability of default and loss severity since loans become less likely to go through the complete credit cycle, including the peak of the default cycle. Consequently, the required Allowance is also decreased. By way of example, at December 31, 2005, the 2004-1 pools were entering the portion of the typical loan life where the initial deterioration of the credit quality usually begins, and as of that date, just over 50% of the original balance remained outstanding. This suggested that a significant portion of those pools would not experience the same loss severity that would have been experienced absent the prepayments.

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

•	periodic forecasting of prepayment activity should be more specifically factored in; and

•	actual delinquency trends should be accumulated and compared to industry data.

To accomplish these changes, some minor changes were necessary to the basic formula (i.e., Allowance = loan balance x PD x LGD) as described below:

•	the formula was applied to the entire outstanding balance at period-end;

•	PD = probability of a borrower going to default over the life of the loan and is based on historical delinquency roll rate trends and prepayment rates; and

•	LGD = loss amount based on CLTV ratio.

In addition, we determined that the LCA was inherently included in the revised PD reflected above, and as a result, it was not necessary to include a separate factor in the calculation for the LCA.

Utilizing the new estimates, the required Allowance was determined to be $3.7 million as of December 31, 2005. As a result, we recorded a negative provision expense of $0.9 million for the fourth quarter of 2005. During the fourth quarter, we also calculated the Allowance using the previous methodology and estimates; had they been used, the Allowance would have been approximately $5.0 million, or $1.3 million more than the actual amount recorded utilizing the revised estimate.

2006 Allowance Estimate.    During the fourth quarter of 2006, we again finalized a review of our Allowance methodology to validate and update the estimates used in the calculation of the Allowance. Based on that review, two changes were made to the roll rates used in assessing the probability of default.

The first change gives consideration to the geographic concentration of the loan portfolio, the majority of which is for homes in Florida and Georgia. Due to the significant decline in the housing market in Florida, which may be more or less severe than at a national level, management believed it appropriate to obtain and use roll rate data from an outside vendor for a prime portfolio for these states as well as North Carolina, where the third highest concentration of our loans exists.

The second change was made to reflect a difference in the age of the loans included in our held for investment portfolio at December 31, 2006 compared to December 31, 2005. From the time just prior to our IPO through the third quarter of 2006, we periodically added mortgage loans originated by HBMC that met our investment criteria into our loans held for investment portfolio. During 2006, we began selling a larger portion of our loan originations to third parties. As a result, the aggregate amount of our loans held for investment portfolio diminished. Furthermore, whereas in earlier periods the loans held for investment portfolio was comprised of loans that were new originations to approximately 33 months old, at December 31, 2006, there were no loans less than three months old included in the portfolio. Instead, the portfolio contained loans that had been outstanding longer at December 31, 2006 than was the case at December 31, 2005. In management’s view, this change in the age of the loans made it appropriate to use roll rates reflective of a “static” portfolio rather than those reflective of a “growth” portfolio. The static model assumes that a higher percentage of loans in each delinquency category (e.g., 30 days past due) will move to the next delinquency category than does the growth model. However, this is offset by the roll rates being applied to a lower principal balance as the portfolio declines.

Giving consideration to these two changes in our estimates, the required Allowance was determined to be $4.0 million at December 31, 2006. As a result, we recorded a negative provision expense of $0.9 million during the fourth quarter, primarily as a result of the continuing decline in the loans held for investment portfolio balance. We also calculated the Allowance as of December 31, 2006 using the previous estimates; had they been used, the Allowance would have been approximately $6.1 million, or approximately $2.0 million more than the actual amount recorded Allowance utilizing the revised estimates.

Accounting for Transfers and Servicing of Financial Assets.    We periodically securitize mortgage loans by transferring them to securitization vehicles, which, in turn, issue securities to investors backed by these loans. The securities are collateralized by mortgage loans originated by us and transferred to the securitization vehicles. We generally retain interests, including subordinated tranches, in all or some of these securities. We service loans, through HBMC, originated by HBMC and securitized by HomeBanc Corp. through statutory trusts.

We also sell loans to Fannie Mae and other GSEs for securitization. These transactions typically result in sale treatment. Certain of the securitization agreements may require us to repurchase loans that are found to have documentation defects or that experience early payment defaults subsequent to the date of transfer.

We sell mortgage loans, including those securitized through participation in programs offered by GSEs, on either a servicing-retained or servicing-released basis. Loans sold on a servicing-retained basis result in MSRs. We elected early adoption of SFAS No. 156, Accounting for Servicing of Financial Assets, on January 1, 2006 and chose to measure our entire MSR portfolio using the fair value method. In connection with the sale of mortgage loans, MSRs are initially recorded at fair value and treated as part of the proceeds received. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as prepayment speeds, the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, and default rates and losses. Prepayment speeds are the most sensitive of the assumptions, and they are, in turn, affected by mortgage interest rates.

Beginning in the second quarter of 2006, we changed certain assumptions underlying our MSR valuation due to substantial growth in the MSR portfolio. The most significant of the assumption changes pertain to the prepayment speeds and the discount rate utilized in the fair value calculation, values previously provided by a third party and validated by us. While the third party assumptions have historically been and continue to be within a reasonable range, management believes its assumptions were more appropriate and reflective of the fair value of our MSR portfolio. The assumptions used in our valuation are benchmarked by comparing to the results of a quarterly survey conducted by the U.S. banking regulators of assumptions utilized in valuing the portfolios of MSRs of several large banking institutions (the “Interagency Survey”). The Interagency Survey provides detail on a number of MSR valuation assumptions by several loan types, including hybrid ARMs and other ARMs, and by several interest rate bands.

The assumptions used in our MSR valuation were a weighted average prepayment speed of 23.6% and a weighted-average discount rate of 11.6%. Management has calculated the estimated impact on earnings that would have resulted had there been no adjustments as of December 31, 2006 to the third party assumptions of a weighted average prepayment speed of 26.9% and the discount rate of 14.7% and determined that amount to be a decrease in the value of MSRs of $6.7 million, which would have been a reduction in income before income taxes for the year ended December 31, 2006. While we would have realized an increased tax benefit resulting from a larger taxable loss, this benefit would have been offset by a larger deferred tax asset valuation allowance, resulting in no impact upon the recorded income tax benefit for 2006.

We account for transfers of financial assets, whether in the form of a securitization transaction or a sale transaction, as sales for financial reporting purposes when we surrender control over the assets. We have surrendered control over the transferred assets when: (1) the assets have been isolated from us; (2) we give the transferee the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets; and (3) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. We treat transfers of financial assets not meeting the sale criteria as secured borrowings. Tax treatment for transfers of financial assets is based on the facts and circumstances of each transaction but does not necessarily match the treatment applied for financial reporting purposes.

Goodwill.    Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in business combinations. The value of goodwill is ultimately derived from an entity’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually using the present value of discounted cash flows. Our only reporting unit with goodwill recorded is HBMC. Our calculation of cash flows begins with an estimation for several trend scenarios in net earnings, taking into account anticipated effective tax rates, over the next 10 years, including forecasted, high performance, low performance and worst-case trends. A terminal value, based on estimated earnings multiples, is added to each scenario at the end of 10 years to determine total cash flows. A discount factor, approximating a risk-free rate of interest, is then applied to each cash flow scenario to determine the present value. The present value of each scenario is then weighted based on the probability of occurrence as assessed by management. The resulting weighted-average present value is compared to the recorded equity of the reporting unit. As long as the weighted-average present value is greater, there is no impairment to goodwill. In the annual assessment for 2006, there was no indicated impairment to goodwill.

While we believe all assumptions utilized in our assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, earnings multiples and the risk-free rate of interest could all cause different results for the calculation of the present value of future cash flows. The most sensitive of these assumptions is future earnings. Based on the 2006 assessment for impairment, a 5% decline in the amount of future earnings under each of the trend scenarios discussed above would result in a weighted-average present value below the recorded equity and a goodwill impairment charge.

Valuation Allowances for Deferred Tax Assets.    Deferred tax assets arise from timing differences (i.e., amounts that must be recognized as income or deducted as expenses at different times for GAAP and tax purposes) as well as from benefits recorded from net operating loss carryforwards (i.e., amounts representing losses for tax purposes that may be utilized in future years to offset taxable income). A net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The valuation allowance must be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. Changes in the valuation allowance are recorded as increases or decreases in income tax expense. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards:

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

Evidence available about each of those possible sources of taxable income will vary for different tax jurisdictions and, possibly, from year to year. To the extent evidence about one or more sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Consideration of each source is required, however, to determine the amount of the valuation allowance that is recognized for deferred tax assets. After consideration of the available evidence, a valuation allowance, if warranted, is established to reduce the deferred tax asset to the amount that is more likely than not to be realized. Management concluded that a valuation allowance of $51.1 million was warranted at December 31, 2006 and that a valuation allowance of $13.2 million was warranted at December 31, 2005. These conclusions were based on expectations about taxable income arising from tax planning strategies that management could invoke. Management focuses on three tax planning strategies that would create taxable income through the sale of existing assets (or existing items that will become assets):

•

The sale of servicing related to securitized loans that could be contributed down or assigned to HBMC by HomeBanc. Quantification of the impact of this strategy involves an estimate of the fair value of these servicing rights using the same procedures discussed in Accounting for Transfers and Servicing of Financial Assets above. A lower fair value estimate would result in a larger required valuation allowance.

•

The sale of investment securities and loans held for sale in order to recognize the related inherent gains. Application of this strategy also involves fair value estimates for these assets. A lower fair value estimate would result in a larger required valuation allowance.

•

Consideration of mortgage loan applications currently in the pipeline. Based upon historical performance adjusted for current expectations, an expectation that 85% of mortgage loan applications will result in closed loans (the “pull through rate”) has been assumed with 100% of the closed loans being sold for gain on sale of 118 bps. Lowering the pull through rate, expected percentage of loans sold or the gain on sale execution would result in a larger required valuation allowance.

While management believes its expectations about taxable income arising from tax planning strategies are reasonable and appropriate, a different valuation allowance requirement may result if these expectations are not realized. Future taxable income in excess of expectations will tend to provide greater evidence for the ultimate realization of the net deferred tax asset and reduce the need for a valuation allowance. Taxable income less than expectations will tend to have the opposite effect. Similarly, if the balances of assets that could be sold to generate taxable income grow, they will generally tend to provide greater evidence for the ultimate realization of the net deferred tax asset and reduce the need for a valuation allowance. Decreases in those balances will tend to have the opposite effect. Fluctuations in the balances of these assets from period to period may cause significant fluctuations in the required valuation allowance.

Accounting for Stock-based Compensation.    We account for stock-based compensation based upon a fair value method as required by SFAS No. 123(R), Share-Based Payment. Under the fair value method, compensation cost, including the cost for RSUs, is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For SARs, fair value is determined using an option-pricing model that takes into account certain assumptions, including the exercise price, which is the stock price at the grant date, the expected life of the grant, the volatility of the underlying stock, the expected dividends on the stock and the risk-free interest rate over the expected life of the grant. The fair value of a SAR estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, the life of the grant, dividends on the stock or the risk-free interest rate. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, forfeitures have historically been recognized as incurred. Effective January 1, 2006, upon implementation of SFAS No. 123(R), we began estimating forfeitures and factoring the related impact into the associated compensation expense calculation rather than being recognized as incurred, as was previously permissible under SFAS No. 123.

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

Reserves for Contingencies.    We maintain a reserve for losses that may arise in connection with the representations and warranties we provide to the buyers of our mortgage loans regarding, among other things, compliance with laws and regulations, loan conformity with the ultimate purchasers’ underwriting standards, the accuracy of information and early payment defaults. In the event of a breach of these representations or warranties, we may be required to repurchase the loans and/or indemnify the purchaser for losses incurred as a result of the breach. Any losses related to these representations and warranties are charged against the reserve.

Management estimates the contingent loss reserves based upon historical losses incurred as a result of breaches of representations and warranties with adjustments made for current trends and marketplace developments. We provide for these losses at the time loans are sold. The contingent loss reserve, contained within other liabilities, was $5.2 million at December 31, 2006 and, as result of increased sales volume and a heightened number of instances on the part of purchasers within the industry seeking to put certain loans back to the sellers, has increased during the last two years totaling $4.1 million at December 31, 2005 and $3.2 million at December 31, 2004. Total loans repurchased during 2006, 2005 and 2004 were $9.1 million, $7.4 million and $2.4 million, respectively. Losses related to repurchase and indemnification requests were $1.6 million, $2.1 million and $1.6 million for 2006, 2005 and 2004, respectively.

The nature of our business requires compliance with various state and federal lending laws and exposes us to a variety of legal proceedings and matters in the ordinary course of business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. We are also subject to other legal proceedings from time to time, including those related to employee and employment issues. While the outcomes of matters such as these are inherently uncertain and difficult to predict, we maintain a reserve reflected in other liabilities for identified losses that are, in our judgment, probable and reasonably estimable. Management’s judgment is based on the advice of legal counsel, rulings on various motions by the court where a complaint against HomeBanc has been filed, review of the outcome of similar matters, if applicable, and review of guidance from state or federal agencies, if applicable.

Over the past few years, the number and scope of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and others with sales duties are required to be paid overtime under the Fair Labor Standards Act has increased. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs. We have received several such claims and currently have several lawsuits pending in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they are owed back pay for unpaid overtime. Based on a statement of claims filed by selected plaintiffs in two of the cases and extrapolating therefrom, plaintiffs’ counsel appear to be seeking multi-million dollar collective damages plus legal fees. The dollar amount of damages sought in the remaining cases presently is not estimable due to the uncertainty of motions for conditional class certification and the number of potential participants in any class that may be certified. These cases involve complex issues of law and fact and have not progressed to the point where we can predict their outcome. After consulting with counsel, we believe that we have defenses to the claims against us in these cases and are vigorously defending these proceedings. Accordingly, we have not established a litigation reserve for any of these cases.

Derivative Financial Instruments.    We regularly use derivative financial instruments as part of our risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. In accordance with SFAS No. 133, derivative financial instruments are carried at fair value, based primarily on market quotes, on the balance sheet. In the absence of market quotes, discounted cash flow modeling techniques are used to determine fair value. The amount and timing of future cash flows are susceptible to significant change in future periods based on changes in interest rates.

During the third quarter of 2006, the Company changed its estimation approach for amortizing into earnings amounts deferred in AOCI related to derivative financial instruments that have been de-designated and subsequently terminated. Prior to the third quarter of 2006, whenever derivative financial instruments designated in effective cash flow hedging relationships with associated gains and losses deferred in AOCI were terminated, those deferred gains and losses were recognized into income using straight-line amortization over the original life of the terminated hedging instrument (the hedge period). This practice was determined to be consistent with the accepted industry convention and materially compliant with the requirement of SFAS No. 133 that the amounts in AOCI be reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. Management identified that, as a result of the large number of de-designations of effective hedging relationships and subsequent terminations of the derivative financial instruments and a less than uniformly timed series of future interest payments on the debt (previously hedged cash flows) due to changes in short-term actual and forecasted benchmark interest rates, straight-line amortization was creating progressively larger differences each quarter between the amounts that were being amortized into earnings and the amounts that would have been recognized under SFAS No. 133 had hedge accounting not been discontinued. As a result, management decided that changing the estimation approach was necessary going forward to better reflect the economics and comply with the intent of SFAS No. 133. The total impact of this change in estimate, when recorded, upon net interest income was an increase of $3.5 million during the year ended December 31, 2006. Further, movements in interest rates may result in further increases or decreases in net interest income in future periods associated with the reclassification into earnings of amounts in AOCI.

Financial Condition Discussion

	Balance at December 31,
Balance Sheet Component	2006	2005	$ Change	% Change
	(Dollars in thousands)
Cash	$20,987	$41,505	$(20,518)	(49.4)
Restricted cash	128,033	15,744	112,289	713.2
Mortgage loans held for sale, net	379,299	195,231	184,068	94.3
Mortgage loans held for investment, net	4,372,998	5,449,376	(1,076,378)	(19.8)
Mortgage servicing rights, net	43,908	10,088	33,820	335.2
Receivable from custodian	77,612	128,641	(51,029)	(39.7)
Trading securities	4,824	—	4,824	N/A
Securities available for sale	1,366,426	111,256	1,255,170	1,128.2
Securities held to maturity	188,193	68,425	119,768	175.0
Premises and equipment, net	45,406	41,672	3,734	9.0
Deferred tax asset, net	23,225	23,762	(537)	(2.3)
Other assets	109,371	108,733	638	0.6
Warehouse lines of credit	404,765	344,269	60,496	17.6
Aggregation credit facilities	—	118,685	(118,685)	N/A
Repurchase agreements	1,527,470	215,927	1,311,543	607.4
Loan funding payable	63,855	69,405	(5,550)	(8.0)
Other liabilities	94,832	103,479	(8,647)	(8.4)
Collateralized debt obligations	4,277,026	5,026,598	(749,572)	(14.9)
Junior subordinated debentures representing obligations for trust preferred securities	175,260	51,547	123,713	240.0
Shareholders’ equity	270,270	316,701	(46,431)	(14.7)

The following discussion should be read in conjunction with the table above:

Cash

Cash decreased from December 31, 2005 to December 31, 2006 because the cash requirements for growth in our MBS portfolio and our operating activities exceeded the increase in our borrowings and proceeds from the issuance of our Series A Cumulative Redeemable Preferred Stock and of trust preferred securities by Capital Trust IV and Capital Trust V in 2006. Details regarding changes in cash balances are provided within our consolidated statement of cash flows.

Restricted Cash

Restricted cash increased from December 31, 2005 to December 31, 2006 due to the increase of $63.7 million held in association with sales of loans that settled on the last day of the period. The cash was received after typical bank transaction cut-off times and could not be applied against amounts outstanding under the Company’s warehouse lines of credit for which the sold loans served as collateral. After the sale of the loans, the cash from the proceeds served as collateral for the borrowings until it was applied to reduce the outstanding borrowings on the next business day. The remainder of the increase in restricted cash relates to $39.6 million held as collateral in association with certain outstanding derivative financial instruments in a liability position and $9.9 million held as collateral in association with outstanding borrowings. No such collateral margin was required with counterparties or lenders at December 31, 2005. At December 31, 2005, the Company had restrictions on cash of $0.9 million in association with aggregation facility funding arrangements with no associated restrictions as of December 31, 2006 as these lines were paid off during 2006.

Mortgage Loans Held for Sale, Net

Fluctuations in mortgage loans held for sale, warehouse lines of credit and loan funding payable are dependent upon loan production seasonality, as well as our investors’ ability to purchase mortgage loans on a timely basis. As discussed above, in the first quarter of 2006, we began selling substantially all of our adjustable-rate prime mortgage loans originated by HBMC to unrelated third parties with the intent of narrowing the difference between income before income taxes for GAAP and taxable income for income tax purposes.

Mortgage Loans Held for Investment, Net

Mortgage loans we have originated and transferred to the REIT are classified as “mortgage loans held for investment.” Mortgage loans held for investment represent mortgage loans that we intend to hold for the foreseeable future and are carried at cost together with the net unamortized deferred loan origination costs, including loan officer commissions, and fees, less the Allowance. The substantial majority of the mortgage loans held for investment balance represents either loans serving as collateral for CDOs resulting from securitization transactions, or loans being aggregated for future securitization transactions. Fluctuations in mortgage loans held for investment are dependent upon loan production seasonality, scheduled loan principal repayments, prepayments and curtailments, and loan charge-offs.

Mortgage loans held for investment decreased from December 31, 2005 to December 31, 2006 as a result of three factors. The first was the reduction in transfers of originated mortgage loans to the REIT, as more loans originated by HBMC were sold to third parties consistent with the previously disclosed intent to improve earnings under GAAP. Also, the Company changed its intent with respect to $357.1 million of mortgage loans previously held for investment and transferred the loans to mortgage loans held for sale with no impact to earnings. Additionally, the mortgage loans held for investment portfolio experienced prepayments and curtailments at a CPR of 22% during 2006, which also contributed to the decrease.

We generate net interest income both through our loan origination activities and through holding loans in our investment portfolio. We hope to increase our origination volume to partially offset the decline in our net interest income by:

•	originating mortgage loans through a direct lending channel; and

•	opening a new store location in Nashville, Tennessee in April 2007, as well as two new stores in other new markets that we identify in 2007.

While we expect to sell substantially all of the loans we originate at HBMC to third parties during 2007, we hope to at least partially offset further declines in our mortgage loans held for investment balance through purchases, from time to time, of mortgage loans, which meet our investment criteria, from third-party originators. However, our ability to do this will depend upon our ability to generate liquidity to fund these purchases.

See “Important Information Regarding our Strategic Plans” in Part I of this Report.

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

The changes in the Allowance for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Beginning balance	$3,691	$2,870	$—
Loans charged off, real estate mortgage	(1,462)	(134)	—
Recoveries of loans previously charged off, real estate mortgage	—	6	—

Net charge offs	(1,462)	(128)	—
Provision for loan losses	1,811	949	2,870

Ending balance	$4,040	$3,691	$2,870

As recorded, the Allowance at December 31, 2006 was 9.2 bps of our total mortgage loans held for investment, compared to 6.8 bps at December 31, 2005. See “Critical Accounting Policies and Estimates” for a discussion of certain changes in estimate that occurred during 2005 and 2006.

An allocation of the Allowance by loan type follows:

	As of December 31,
	2006		2005
	(Dollars in thousands)
Loan Type		% of Loans to Total Loans		% of Loans to Total Loans
Real estate mortgage	$4,039	99.9%	$3,686	99.9%
Construction-to-permanent	1	0.1	5	0.1

Total	$4,040	100.0%	$3,691	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned. Nonperforming assets related to loans held for investment at December 31, 2006 and December 31, 2005 are summarized as follows:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$37,720	$13,316
Restructured loans	—	—

Total nonperforming loans	$37,720	$13,316
Real estate owned (1)	4,503	1,000

Total nonperforming assets	$42,223	$14,316

(1)	Real estate owned relates to the foreclosure of loans held for investment and does not include property related to the foreclosure of loans repurchased in association with loan sales. Real estate owned related to repurchases totaled $1.8 million and $1.0 million at December 31, 2006 and December 31, 2005, respectively.

Total nonperforming assets increased from period-to-period largely as a result of the seasoning of the loan portfolio. Total nonperforming assets as a percentage of total loans held for investment increased from 0.26% at December 31, 2005 to 0.96% at December 31, 2006.

Mortgage Servicing Rights, Net

The increase in the balance of MSRs was due to the capitalization of $42.9 million in MSRs related to loans sold on a servicing-retained basis during 2006, which exceeded the decrease in fair value of MSRs of $9.0 million during the same period. The capitalization was in connection with our decision to begin selling substantially all of the mortgage loans that we originated early in 2006. During 2006, we also began selling a larger portion of our loans on a servicing-retained basis.

Management expects this balance to continue to grow in the future as we attempt to achieve further economies of scale in our servicing operation. We expect to sell substantially all of the mortgage loans that we originate during 2007, and many of these loans will be sold on a servicing-retained basis. As a result, we expect to continue to capitalize a larger amount of the MSRs than we have previously. See “Critical Accounting Policies and Estimates” for a discussion of certain changes in estimate that occurred during 2006.

Receivable from Custodian

Receivable from custodian represents amounts held by the custodians of the trust entities organized to facilitate securitization activity relating to the interests of holders of our CDOs, including our interests in subordinated tranches retained, in payments received from borrowers of the underlying loans. As the balance of our securitized assets declines, we expect the receivable from custodian balance to also decrease. The decreased balance was, therefore, the result of an overall decline in the collective size of the securitization trusts.

Securities Available for Sale, Held to Maturity and Trading

During the fourth quarter of 2005, we chose to purchase MBS to supplement our investment portfolio. As a result of selling more of our adjustable-rate prime mortgage loans to third parties during 2006, we had fewer loans available to add to our mortgage loans held for investment portfolio, and we continued to supplement our investment portfolio during 2006 through purchasing MBS. Most of the MBS were classified as available for sale, while the remainder were classified as held to maturity. We also completed a securitization accounted for as a sale transaction during 2006, with respect to which we retained $23.4 million in subordinated tranches classified as available for sale and retained an economic residual interest of $4.4 million classified as trading.

To enhance our short-term liquidity position, we sold substantially all of our MBS portfolio during the first quarter of 2007, and do not, in the near term, expect to make any additional significant purchases of MBS at the REIT. Consequently, we expect our net interest income to be adversely impacted in 2007.

Premises and Equipment, Net

The increase in premises and equipment was primarily the result of costs capitalized during 2006 of $7.4 million related to investments in HomeBanc Way II, which brought the total capitalized costs to $29.7 million. HomeBanc Way II is a multi-year program to design and implement a new set of business processes, technology and best practices for originating, processing and closing residential mortgage loans. The primary goals are to gain substantial improvements in operational efficiencies, sales productivity and a reduction of loan defects. The capitalized costs include the following, all of which have been incurred during the application development stage:

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

We recorded net deferred tax assets of $23.2 million and $23.8 million at December 31, 2006 and 2005, respectively, related to net operating losses arising at HBMC and other timing differences. Included in the net deferred tax asset at December 31, 2006 and December 31, 2005 are valuation allowances of $51.1 million and $13.2 million, respectively. We presently believe that we have the ability to execute tax planning strategies which would generate taxable income at HBMC sufficient to realize the benefit of the net deferred tax asset at December 31, 2006.

Other Assets

Other assets remained virtually unchanged from December 31, 2005 to December 31, 2006 as a result of offsetting changes in the various components of this line item. The largest change was a $35.9 million decrease in the amount of derivative financial instruments in an asset position that were designated in hedging relationships along with a $2.1 million decrease in the amount of derivative financial instruments in an asset position that were not designated in hedging relationships, but entered into for risk mitigation purposes. The reasons for the decrease in derivative financial instruments designated in hedging relationships was the de-designation and termination of a significant number of these instruments as discussed in Note 16, “Derivative Financial Instruments,” to the consolidated financial statements in addition to a general downward movement in the value of these instruments as a result of a decline in the benchmark interest rate to which they are indexed.

Total deferred financing fees in association with all funding activity, net of amortization, increased by $2.1 million from December 31, 2005 to December 31, 2006. The primary driver of the increase was $3.5 million in deferred financing fees associated with the issuance of junior subordinated debentures representing obligations for trust preferred securities. This increase was partially offset by normal amortization associated with previous financing transactions.

Other significant changes in other asset components were a $4.3 million increase in real estate owned, a $1.6 million increase in cash surrender value of life insurance associated with our deferred compensation plan, a $3.7 million increase in investments in common securities of trust entities used to facilitate issuance of trust preferred securities, a $15.5 million increase in a receivable related to delayed settlement of a loan sale transaction and a $6.8 million increase in escrow advances receivable for payments made by us on behalf of borrowers.

Other Liabilities

The decrease in other liabilities was primarily due to a $25.7 million decrease in margin collateral previously received from our derivative financial instrument counterparties as many derivative financial instruments in asset positions were terminated during 2006, a $5.4 million decrease in accrued bonuses resulting from payment during 2006 of amounts accrued at December 31, 2005 and the lack of an accrual during 2006 based on our financial performance, a $3.2 million decrease in dividends payable as a result of a lower fourth quarter dividend declaration of $0.20 per share during 2006, when compared with the $0.28 per share amount declared during the fourth quarter of 2005, and a $1.6 million decrease in derivative financial instruments in a liability position not designated in hedging relationships. These decreases were offset, in part, by, an increase of $25.7 million in the amount of derivative financial instruments in a liability position that were designated in hedging relationships and a liability of $2.6 million existing at December 31, 2005 related to excess cash distributions received from equity investees.

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

Borrowings

Total borrowings exhibited moderate growth during the current year as funding requirements for the growth in the MBS portfolio increased by more than the decline in outstanding CDOs. The decline in CDOs was a direct result of selling a higher percentage of the loans that we originated in an effort to narrow the difference between income before income taxes for GAAP and taxable income for income tax purposes as well as normal payments, prepayments and curtailments on loans included in previous securitization transactions. Warehouse lines of credit are used to finance mortgage loans held for sale and, therefore, increase or decrease based upon loan production seasonality, cyclical trends and our investors’ ability to purchase mortgage loans on a timely basis.

During 2005, we used aggregation credit facilities to finance our mortgage loans held for investment in advance of securitization. The balance of our aggregation credit facilities may fluctuate from period to period depending on the timing of our securitization transactions. Aggregation credit facilities decreased to zero at December 31, 2006 as no loans in our held for investment portfolio were awaiting securitization.

Junior Subordinated Debentures Representing Obligations for Trust Preferred Securities

During 2005, we formed Capital Trust I to facilitate the issuance of the trust preferred securities to a third-party investor in a private placement. We issued $51.5 million in junior subordinated debentures (the “Capital Trust I Debentures”) to Capital Trust I, which in turn issued $50.0 million in trust preferred securities to a third party investors and $1.5 million in common securities to us.

During 2006, we formed Capital Trust IV to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. We issued $82.5 million in junior subordinated debentures (the “Capital Trust IV Debentures”) to Capital Trust IV, which in turn issued $80.0 million in trust preferred securities to a third-party investors and $2.5 million in common trust securities to us.

During 2006, we also formed Capital Trust V to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. We issued $41.2 million in junior subordinated debentures (the “Capital Trust V Debentures”) to Capital Trust V, which in turn issued $40.0 million in trust preferred securities to a third-party investors and $1.2 million in common securities to us. Upon a change of control of HomeBanc Corp., including as a result of changes in our corporate model, we may be required to offer to repurchase all of the Capital Trust V Debentures at par.

Shareholders’ Equity

Significant drivers of the decrease in shareholders’ equity during 2006 were the net loss recognized during the year ended December 31, 2006 of $6.5 million, the $55.7 million in common dividends declared, the $4.5 million in preferred dividends declared and the $30.5 million decrease in AOCI representing the net of a $41.2 million decrease related to derivative financial instruments designated in cash flow hedging relationships and a

$10.7 million increase related to changes in the fair value of available for sale securities. Offsetting the impact of these decreases in shareholders’ equity was $4.1 million in stock-based compensation extended to associates and $48.0 million in net proceeds received in a public offering of 2,000,000 shares of 10% Series A Cumulative Redeemable Preferred Stock. Details regarding changes in shareholders’ equity balances are provided in HomeBanc Corp.’s consolidated statement of changes in shareholders’ equity.

During the first quarter of 2007, the board of directors authorized a share repurchase program for up to $16.5 million of our common stock, which will be funded by the net proceeds from the recent sale of substantially all of our MBS portfolio.

Results of Operations

The following results of operations should be read in conjunction with the consolidated financial statements of HomeBanc Corp. and its predecessors and the notes thereto. Results for the periods presented may not be indicative of future results due to a variety of factors. See “Important Information Regarding our Strategic Plans” in Part I of this Report and “Risk Factors—Our past operating results may not be indicative of our future operating results, due to several key factors, including changes in our business model” in Item 1A of this Report.

Consolidated Earnings Analysis

The following table shows selected categories of our results of operations expressed as percentages of total revenues:

	Years Ended December 31,
	2006	2005	2004
Revenues:
Net interest income after provision for loan losses	64.2%	58.0%	26.1%
Net gain on sale of mortgage loans	31.9	32.7	66.6
Mortgage servicing income, net	0.2	0.0	3.2
Other revenue	3.8	9.3	4.1

Total revenues	100.0%	100.0%	100.0%

Expenses:
Salaries and associate benefits, net	50.6%	53.8%	93.1%
Marketing and promotions	16.9	24.0	42.3
Occupancy and equipment	12.2	13.1	35.2
Other expenses	25.2	29.2	45.3

Total expenses	104.8%	120.1%	215.9%

Loss before income taxes	(4.8)%	(20.1)%	(115.9)%
Income tax expense (benefit)	0.3	(10.2)	(31.8)
Cumulative effect of change in accounting principle	0.2	—	—

Net loss	(4.9)%	(10.0)%	(84.1)%

Percentages are rounded.

Revenues

Revenue Component	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2006	2005			2005	2004
	(Dollars in thousands)
Net interest income	$87,045	$68,689	$18,356	26.7%	$68,689	$17,853	$50,836	284.7%
Provision for loan losses	1,811	949	(862)	(90.8)	949	2,870	1,921	66.9
Net gain on sale of mortgage loans	42,332	38,262	4,070	10.6	38,262	38,276	(14)	(0.0)
Mortgage servicing income, net	268	57	211	370.2	57	1,852	(1,795)	(96.9)
Other revenue	5,006	10,811	(5,805)	(53.7)	10,811	2,341	8,470	361.8

Total revenues	$132,840	$116,870	$15,970	13.7%	$116,870	$57,452	$59,418	103.4%

The increase in total revenues during the year ended December 31, 2006 when compared to the year ended December 31, 2005 was attributable to continued growth in net interest income as a result of our decision to supplement our investment portfolio with MBS during 2006. Gain on sale of mortgage loans also increased during 2006 as a result of the strategic decision to sell a higher percentage of our adjustable-rate prime mortgage loans to third parties instead of transferring those mortgage loans to our investment portfolio. The increase in total revenues during December 31, 2005 when compared to December 31, 2004 was driven by the growth in net interest income as we continued to grow the mortgage loans held for investment portfolio during 2005.

Net Interest Income.    Net interest income during the year ended December 31, 2006 increased from the year ended December 31, 2005 due to growth in the average investment portfolio balance as a direct result of mortgage loan retention and growth in the MBS portfolio along with the impact of derivative financial instruments. During 2006, as a result of management’s change of intent with respect to the 2006-1 securitization and other anticipated securitizations, we recognized a $7.5 million decrease in interest expense representing the full terminated value of instruments initially designated in cash flow hedging relationships of the interest payments that would have occurred had this change of intent not taken place; a $3.5 million decrease in interest expense, as a result of management’s change in estimation approach for amortizing deferred gains and losses related to interest rate swaps in effective cash flow hedging relationships that have been de-designated and subsequently terminated; and a $3.2 million decrease in interest expense for AOCI releases due to revised prepayment speed expectations, which made certain forecasted cash flows associated with the payment of interest on outstanding debt probable to not occur.

During 2006, as a result of our strategy of selling a higher percentage of our loans to third parties, we began to supplement our investment portfolio with MBS, which generally provide a lower net interest margin than mortgage loans. As a result of this change in relative portfolio composition and the prevailing yield curve inversion, we have experienced, and may continue to experience, downward pressure on our net interest margin. Net interest income is expected to decline in 2007 as we: (1) continue to sell mortgage loans that we originate, rather than transferring them to our investment portfolio; (2) experience normal repayments, prepayments and curtailments in the loans held for investment portfolio; and (3) experience the impact of selling substantially all of our MBS portfolio in the first quarter of 2007 in order to enhance our short-term liquidity position.

We generate net interest income both through our loan origination activities and through holding loans in our investment portfolio. We hope to increase our origination volume to partially offset the decline in our net interest income by:

•	originating mortgage loans through a direct lending channel; and

•	opening a new store location in Nashville, Tennessee in April 2007, as well as two new stores in other new markets that we identify in 2007.

While we expect to sell substantially all of the loans we originate at HBMC to third parties during 2007, we hope to at least partially offset further declines in our mortgage loans held for investment balance through purchases, from time to time, of mortgage loans, which meet our investment criteria, from third-party originators. However, our ability to do this will depend upon our ability to generate liquidity to fund these purchases.

See “Important Information Regarding our Strategic Plans” in Part I of this Report.

The increase in net interest income, inclusive of the impact of derivative financial instruments, during 2005 from 2004 was a result of the decision to aggregate and retain, rather than sell, a majority of our ARM originations beginning in February 2004, resulting in growth in the average loan balance, as depicted in the table below.

The table below summarizes the changes in net interest margin for 2006, 2005 and 2004:

	Years Ended December 31,
	2006			2005			2004
	Average Balance	Revenue/ Expense	Rate/ Yield	Average Balance	Revenue/ Expense	Rate/ Yield	Average Balance	Revenue/ Expense	Rate/ Yield
	(Dollars in thousands)
Mortgage loans	$5,442,777	$326,034	5.99%	$4,630,304	$248,908	5.38%	$1,931,166	$66,630	3.45%
MBS	1,014,239	63,368	6.25	—	—	—	—	—	—

Total interest income	6,457,016	389,402	6.03	4,630,304	248,908	5.38	1,931,166	66,630	3.45
Borrowings to finance mortgage loans	5,337,691	(287,971)	(5.40)	4,418,761	(177,279)	(4.01)	1,515,196	(44,635)	(2.95)
MBS repurchase agreements	935,469	(53,395)	(5.71)	—	—	—	—	—	—
Impact of derivative financial instruments		48,635	0.78		(996)	(0.02)		(4,142)	(0.27)

Loan/MBS funding	6,273,160	(292,731)	(4.67)	4,418,761	(178,275)	(4.03)	1,515,196	(48,777)	(3.22)
Obligations for trust preferred securities	103,857	(9,626)	(9.27)	27,756	(1,944)	(7.00)	—	—	—

Total interest expense	$6,377,017	(302,357)	(4.74)	$4,446,517	(180,219)	(4.05)	$1,515,196	(48,777)	(3.22)
Net interest margin		$87,045	1.35%		$68,689	1.48%		$17,853	0.92%

As discussed above, as a result of the change in our business strategy, the GAAP results of operations, including net interest income on loans held for investment, reflect the difference in treatment under GAAP accounting and tax accounting. Estimated REIT taxable net interest income was $88.3 million, $73.1 million and $17.4 million during 2006, 2005 and 2004, respectively. The following table provides a reconciliation of consolidated GAAP net interest income to estimated REIT taxable net interest income:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Mortgage loans held for investment net interest income	$63,967	$61,611	$15,429
Mortgage-backed securities net interest income	9,973	—	—
Mortgage loans held for sale net interest income	13,105	7,078	2,424

Consolidated GAAP net interest income	87,045	68,689	17,853
Intercompany interest between REIT and TRS	14,408	11,502	2,007
Mortgage loans held for sale net interest income	(13,105)	(7,078)	(2,424)

Estimated REIT taxable net interest income (1)	$88,348	$73,113	$17,436

(1)

Estimated REIT taxable net interest income is a non-GAAP financial measure. Management believes that estimated REIT taxable net interest income is an additional meaningful measure to evaluate our operating performance. The most comparable GAAP measure is net interest income. Estimated REIT taxable net interest income should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. Estimated REIT taxable net interest income represents the largest revenue component to estimated REIT taxable income available to holders of common stock, which HomeBanc Corp. has historically used as the basis for establishing the amount of dividends payable to holders of its common stock.

Provision for Loan Losses.    Management periodically evaluates the factors affecting the risk of loss in the loans held for investment portfolio and records additional provision for loan losses, as necessary, to maintain the adequacy of the Allowance. The provision during both 2006 and 2005 was impacted by changes in estimates related to the Allowance, which are more fully explained under—”Critical Accounting Policies and Estimates.” The change in estimate during 2005 drove the decrease in the provision from the prior year, while the provision increased from 2005 to 2006 as a result of rising delinquencies and net charge-offs. Loans past due 90 days or more increased to $38.4 million, or 0.88% of the $4.4 billion loan balance, at December 31, 2006, compared to $13.3 million, or 0.24% of the $5.5 billion loan balance, at December 31, 2005. Net charge-offs were $1.5 million during the year ended December 31, 2006, compared to $0.1 million during the year-earlier period. We view increases in loans past due 90 days or more and charge-offs as primarily being attributable to the seasoning of the mortgage loans held for investment portfolio.

Net Gain on Sale of Mortgage Loans.

The following table presents sales volume and related gain on sale information:

	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2006	2005			2005	2004
	(Dollars in thousands)
Net gain on sale of mortgage loans	$42,332	$38,262	$4,070	10.6%	$38,262	$38,276	$(14)	0.0%
Sales volume	4,748,230	2,692,195	2,056,035	76.4	2,692,195	2,579,013	113,182	4.4

Net gain on sale of mortgage loans increased during 2006 when compared to 2005 as we began to sell more loans to third parties in an effort to narrow the difference between our income before income taxes under GAAP and taxable income for income tax purposes. In addition, we structured the 2006-1 securitization as a sale as opposed to the collateralized borrowing structure that we have historically employed. We sold $455.8 million in loans in the 2006-1 securitization, which resulted in a $1.3 million gain. Gain on sale of mortgage loans held for sale was 89 bps on sales volume in 2006, compared with 142 bps on sales volume in 2005 and 147 bps on sales volume in 2004. As a result, we realized a relatively modest increase in gain on sale from a dramatic increase in the aggregate principal amount of mortgage loans sold. The lower execution on loans sold from 2005 to 2006 was primarily the result of a changing mix of loans sold (i.e., a larger concentration of ARM and hybrid ARM products) resulting from retaining a lower percentage of loans originated as held for investment along with market pressures upon pricing. Gain on sale during 2006 was also impacted by an adverse change in the standard cost, under SFAS No. 91, assigned to loans sold when compared with the year-earlier period. Gain on sale was also negatively impacted by a $2.2 million loss resulting from the sale of loans ineligible for normal investor delivery, or “scratch and dent” loans, at a loss. Net gain on sale of mortgage loans remained consistent during 2005 when compared to 2004 as we continued to execute the loan aggregation strategy implemented in 2004.

Mortgage Servicing Income.    Mortgage servicing income increased only slightly during 2006 as a result of the increase in servicing fees being substantially offset by the impact of the change in value of MSRs. The $9.0 million decrease in fair value during 2006 exceeded the $3.4 million in amortization/impairment charges during 2005. Servicing income, excluding the impact of MSR valuation, increased by $5.9 million as a result of the growth in the principal balance of loans serviced. The average principal balance of loans serviced for others increased from $0.8 billion during 2005 to $2.3 billion during 2006. Mortgage servicing income decreased from

2004 to 2005 as a result of an increase of $1.8 million in MSR amortization and impairment charges from year to year. See “Critical Accounting Policies and Estimates” for a discussion of certain changes in estimate that occurred during 2006.

Other Revenue

Other Revenue Component	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2006	2005			2005	2004
	(Dollars in thousands)
HomeBanc Title Partners	$3,053	$3,924	$(871)	(22.2)%	$3,924	$1,355	$2,569	189.6%
Mortgage reinsurance ventures	1,087	1,465	(378)	(25.8)	1,465	777	688	88.5
Gains on undesignated derivative financial instruments	340	5,269	(4,929)	(93.5)	5,269	—	5,269	N/A
Other	526	153	373	243.8	153	209	(56)	(26.8)

Total other revenue	$5,006	$10,811	$(5,805)	(53.7)%	$10,811	$2,341	$8,470	361.8%

Changes in other revenue were primarily attributable to the following:

•	Income realized on undesignated interest rate swaps used to mitigate interest rate risk decreased to $0.3 million during 2006, compared to $5.3 million during 2005.

•

Revenue generated by Title Partners is directly associated with mortgage loan origination volume generated in Florida as this is the only state in which that company is licensed to do business. Originations in the state of Florida increased from $2.7 billion in 2004 to $3.4 billion in 2005 and decreased to $2.4 billion in 2006.

•

Revenue generated by our mortgage reinsurance ventures decreased during 2006 compared to 2005 as a result of a decrease in mortgage loan originations during the period, and increased during 2005 compared to the year earlier period as a result of an increase in mortgage loan originations during the period.

Expenses

Expense Component	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2006	2005			2005	2004
	(Dollars in thousands)
Salaries and associate benefits, net	$67,205	$62,925	$(4,280)	(6.8)%	$62,925	$53,511	$(9,414)	(17.6)%
Marketing and promotions	22,393	27,998	5,605	20.0	27,998	24,302	(3,696)	(15.2)
Occupancy and equipment	16,162	15,302	(860)	(5.6)	15,302	20,234	4,932	24.4
Depreciation and amortization	8,455	8,570	115	1.3	8,570	6,755	(1,815)	(26.9)
Interest expense, other	—	—	—	—	—	869	869	N/A
Minority interest	202	312	110	35.3	312	165	(147)	(89.1)
Other operating expense	24,836	25,261	425	1.7	25,261	18,226	(7,035)	(38.6)

Total expenses	$139,253	$140,368	$1,115	0.8%	$140,368	$124,062	$(16,306)	(13.1)%

Salaries and Associate Benefits, Net.    As part of our efforts to reduce expenses and better position the Company to compete in the current mortgage finance environment, we implemented an 8% reduction in G&A headcount, mostly at our headquarters in Atlanta, during the fourth quarter of 2006. Since December 31, 2005, our G&A headcount decreased from 865 associates to 708 associates as a result of the headcount reduction and managed attrition. Overall, our salaries and associate benefits increased during 2006, however, which was attributable to $1.8 million in accrued severance costs in association with the headcount reduction and a $0.9 million increase in stock-based compensation. Another significant factor contributing to the increase was a decrease of $14.0 million in loan costs deferred under SFAS No. 91, which offsets the salaries and associate benefits expense. This decrease was largely the result of reduced loan origination volume during 2006. The increase in salaries and associate benefits expense was offset by a decrease of $5.9 million in accrued bonus expense resulting from our diminished financial performance; a $0.5 million decrease in employer 401(k) contribution expense due to a reduction in the employer match percentage from 50% to 25%; and a $1.2 million decrease in sales management salaries. Salaries and associate benefits expense was also impacted by a decrease in commissions expense of $4.3 million, prior to SFAS No. 91 deferral adjustments, due largely to decreasing loan origination volume. The decrease in the commissions expense resulting from diminished loan origination volume was partially offset by a change in the loan officer commissions structure that was effective from August 1, 2006 to December 31, 2006, which increased the amount of cash compensation paid relative to the principal amount of mortgage loans originated.

During 2005, our G&A headcount increased slightly from 853 associates at December 31, 2004 to 865 associates at December 31, 2005. This increase, which included several senior executives, was necessary to support our growth and transition to operate as a public company and resulted in a $1.9 million increase in expense from 2004 to 2005. Additionally, sales management and administration salaries increased by $4.0 million during 2005 from 2004 primarily due to additional sales management infrastructure built to support the increase in production volume. Growth in Title Partners also resulted in an increase in salaries and associate benefits of $0.9 million. Stock-based compensation costs increased by $1.1 million in 2005 due to the additional awards under the LTIP. During 2005, we also increased the 401(k) employer match from 33% of associate contributions to 50%. Along with the overall growth in the number of associates, the increased contribution rate resulted in growth in the related expense of $0.7 million.

On January 12, 2007, the board of directors appointed Kevin D. Race to replace Patrick S. Flood as our Chief Executive Officer. Additionally, effective February 15, 2007, Dr. Paul Lopez, our former Executive Vice President of Business Development, retired from HomeBanc. The departures of Mr. Flood and Dr. Lopez from HomeBanc resulted in severance costs of approximately $6.1 million, which were recorded in the first quarter of 2007. Additional severance costs recorded in connection with headcount reductions during the first quarter in production operations and the sales management infrastructure totaled $1.1 million. Savings in salaries and associate benefits, primarily as a result of headcount reductions, are expected to total approximately $6.0 million during 2007.

During 2004, 2005 and 2006, we capitalized salaries and associate benefits of certain employees in association with the application and development phase of the HomeBanc Way II project to the extent that they worked on that project. We expect to complete the application and development phase by the end of the third quarter of 2007 and, therefore, will no longer capitalize any further salaries and benefits after that point.

Marketing and Promotions.    The most significant drivers of the change in marketing and promotions expense during 2006 and 2005 were the actions taken with respect to managing our SMA accounts. During 2006 and 2005, expenses related to SMAs decreased by $4.0 million and increased by $3.3 million, respectively. Details regarding the number of relationships and the proportion of purchase money and total origination volume that they represent are presented below:

	As of and for the Years Ended December 31,
	2006	2005	2004
Strategic marketing alliances at December 31,:
Realtor marketing alliances	111	116	85
Builder services alliances	70	113	112
Strategic marketing alliance originations for the years ended December 31,:
Percentage of purchase mortgage originations	52.3%	44.2%	35.8%
Percentage of total originations	40.9	32.9	28.5

The increasing proportion of purchase money and total originations represented by our SMAs are the result of active account management. Our goal has been to preserve intact those SMAs that are highly productive and to reduce the number of SMAs that are underperforming, thus creating efficiencies and cost savings without sacrificing a large portion of our SMA origination volume. As aging accounts expire, alliance partnerships are reevaluated and renewed based upon productivity and growth potential. In addition, we have acquired new accounts at more competitive market rates, which reduces our expense. Our intent in managing our SMA partnerships is to reduce the overall cost of SMAs without diminishing the origination opportunities these relationships present. We expect to continue to reduce SMA expenditures during 2007.

Occupancy and Equipment.    The increase in occupancy and equipment during 2006 compared to 2005 was largely the result of increased rent expense, primarily at our headquarters, where we leased additional space in 2005; 2006 reflects a full year of rent for that additional space. The decrease from 2004 to 2005 was primarily the result of a one-time, non-cash charge of approximately $5.5 million recognized in 2004 related to termination costs associated with a formerly leased facility abandoned upon relocation of our headquarters to a new leased facility. We had 21 store locations at December 31, 2006, 2005 and 2004.

Depreciation and Amortization.    Depreciation and amortization expense exhibited little change during 2006 when compared to 2005. Depreciation and amortization expense increased during 2005 when compared to 2004, which was largely due to a $1.6 million increase in amortization of software costs as we made substantial technological investments designed to increase productivity and improve customer service.

HomeBanc Way II, our new internally developed operating software, is expected to be ready for its intended use during the third quarter of 2007, at which time we expect to begin to incur additional amortization expense of $1.5 million during 2007 and $4.4 million annually thereafter, during the remainder of its five year estimated useful life.

Other Operating Expense

Other Operating Expense Component	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2006	2005			2005	2004
	(Dollars in thousands)
Audit/Tax/Legal	$4,954	$5,333	$379	7.1%	$5,333	$1,584	$(3,749)	(236.7)%
Consulting	1,836	6,896	5,060	73.4	6,896	4,816	(2,080)	(43.2)
Recruiting	712	1,110	398	35.9	1,110	1,212	102	8.4
Information systems maintenance	1,366	1,410	44	3.1	1,410	1,531	121	7.9
Business insurance	1,524	1,944	420	21.6	1,944	1,356	(588)	(43.4)
Business travel	1,964	1,823	(141)	(7.7)	1,823	1,861	38	2.0
Lender paid mortgage insurance	4,483	1,193	(3,290)	(275.8)	1,193	—	(1,193)	N/A
Outsourcing	4,125	2,387	(1,738)	(72.8)	2,387	2,371	(16)	(0.7)
Other	3,872	3,165	(707)	(22.3)	3,165	3,495	330	9.4

Total other operating expense	$24,836	$25,261	$425	1.7%	$25,261	$18,226	$(7,035)	(38.6)%

During 2006, total other operating expense remained relatively flat due to offsetting changes in the components of this line item. Consulting fees declined by $5.1 million related to certain e-business and strategic planning projects that took place during 2005 and were not reported in 2006. This decrease was offset by a $3.3 million increase in premiums incurred in connection with a new loan product introduced during the third quarter of 2005 that includes lender paid PMI on the amount of the loan in excess of 80% of the appraised value of the property. We expect lender paid PMI to change with fluctuations in loan origination volume. Other operating expense was also impacted by a $1.7 million increase during 2006 in outsourcing fees resulting from expenses required to support growth in the number of loans serviced. As a result of insourcing a portion of the internal audit function during 2006, we expect to realize certain savings in consulting expense during 2007.

The increase in other operating expense in 2005 compared to 2004 was primarily due to a $5.8 million increase in audit/tax/legal and consulting fees as a result of operating as a public company, a substantial portion of which pertains to our compliance with certain provisions of the Sarbanes-Oxley Act of 2002, which became applicable to us for the first time in 2005.

Income Taxes.    The income tax expense for the year ended December 31, 2006 was $0.3 million, in addition to $0.2 million in income tax expense related to the cumulative effect of a change in accounting principle, compared to an income tax benefit of $11.9 million and $18.3 million during 2005 and 2004, respectively. The income tax expense recorded in 2006 and the income tax benefits recorded in 2005 and 2004 were largely the result of pre-tax operating losses of $6.4 million, $23.5 million and $66.6 million, respectively, together with the need for a valuation allowance. The effective tax rate for 2006 was an expense of 8.5%. This is compared to the effective tax rates for 2005 and 2004, which were benefits of 50.5% and 27.4%, respectively. The 2006 expense was primarily due to growth in the valuation allowance required to reduce our deferred tax asset to its realizable value. As our taxable loss has increased, and the potential income from our tax strategies has decreased due to a decrease in the assets available to deploy into these strategies, our ability to recognize additional tax benefit has decreased, resulting in the need for a higher valuation allowance.

We have elected to be taxed as a REIT for federal income tax purposes beginning with the tax year ended December 31, 2004. HBMC has made an election to be treated as a TRS. In order to meet the requirements for us to qualify as a REIT through 2006, we have conducted all of our origination activities through HBMC. Loans held for investment purchased from HBMC by HomeBanc Corp. are accounted for at amortized cost for financial accounting purposes, less an allowance for loan losses reflecting losses inherent in the portfolio. Interest income generated from our retained loan portfolio is recognized as income. We service the loans held by us for investment and use HBMC to subservice our loans.

As a REIT, HomeBanc Corp. generally will not be subject to federal income tax on REIT taxable income that it distributes to its shareholders. HBMC, as a separate income tax filer and TRS of HomeBanc Corp., must record income tax expense or benefit based on its stand-alone earnings or losses. As noted above, HBMC from time to time sells and transfers mortgage loans to the portfolio of loans held by HomeBanc Corp. for investment. For purposes of GAAP, no gain on sale is recognized on mortgage loans sold and transferred by HBMC to HomeBanc Corp.’s investment portfolio. However, for income tax purposes, mortgage loans sold and transferred to HomeBanc Corp.’s portfolio are transferred at fair value, resulting in a taxable gain on sale at HBMC. HBMC sold $0.5 billion, $3.7 billion and $2.9 billion of mortgage loans to HomeBanc Corp. during 2006, 2005 and the second half of 2004, respectively. During 2004, approximately $1.0 billion of the $2.9 billion of mortgage loans sold were loans accumulated by HBMC prior to our IPO.

HBMC incurred pre-tax losses of $75.9 million, $89.4 million and $76.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The loss narrowed from 2005 to 2006 as a result of increased sales of loans to third parties, although the revenue impact of these sales was somewhat diminished by market pressures upon gain on sale execution. The losses during 2005 and 2004 were primarily a result of selling fewer loans in the secondary market and selling more loans to HomeBanc Corp. for which no GAAP gain is recognized. We also experienced higher costs for salaries and associate benefits in connection with building a team to support our needs as a public company and marketing and promotions in connection with our SMAs.

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

Our net deferred tax asset at December 31, 2006 and 2005 includes a tax-effected asset of $86.8 million and $42.5 million, respectively, arising primarily from net operating losses of HBMC. These net operating losses will expire in 20 years from the year of inception for federal income tax purposes. After consideration of management’s expectations about future taxable income and tax planning strategies that could be invoked to generate taxable income, management has concluded that $51.1 million of the net deferred tax asset at December 31, 2006 is currently unlikely to be realized within a three-year period. Accordingly, the net deferred tax asset at December 31, 2006 includes a valuation allowance of $51.1 million. The valuation allowance was $13.2 million at December 31, 2005.

For a more complete description of the requirements for us to maintain our qualification as a REIT, you should refer to the information under the heading “Certain Federal Income Tax Considerations.”

Fourth Quarter Results

During the fourth quarter of 2006, we had a net loss of $9.5 million, or $0.19 per diluted share, compared to net income of $0.3 million, or $0.01 per diluted share, during the fourth quarter of 2005.

The change in net income (loss) was driven by a number of factors, the most significant of which were:

•

a decrease in net interest income to $16.5 million in the fourth quarter of 2006, from $22.0 million in the fourth quarter of 2005, driven largely by: (1) the fact that MBS, which generally provide narrower net interest margins than loans, increased as a relative percentage of interest earning assets; and (2) pressure upon our net interest margin resulting from the interest rate environment prevailing during 2006;

•

an increase in gain on sale of mortgage loans to $9.3 million in the fourth quarter of 2006, including the impact of a $1.7 million loss realized on the sale of scratch and dent loans, from $7.8 million in the fourth quarter of 2005, due to an increase in the volume of mortgage loans sold to third parties of $1.0 billion during the fourth quarter of 2006, from $0.8 billion during the year-earlier period;

•

a $3.7 million decrease in other revenue in the fourth quarter of 2006, $3.0 million of which relates to gains recognized during the fourth quarter of 2005 on derivative financial instruments not designated in hedging relationships, which were used to mitigate interest rate risk and for which there was no corresponding amount in 2006;

•	a $3.7 million decrease in the fourth quarter of 2006 in marketing and promotions expense driven by a decrease in expenses related to our SMAs;

•

a $2.6 million decrease in the fourth quarter of 2006 in other operating expense, primarily due to a $1.6 million decrease in audit, tax and legal fees and a $1.1 million decrease in consulting fees; and

•

the recognition of $4.4 million in income tax expense during the fourth quarter of 2006 as compared to a $4.2 million income tax benefit recognized during 2005, due to the need for a higher valuation allowance against our net deferred tax asset. As our taxable loss has increased and the potential income from our tax strategies has decreased due to a decrease in the assets available to deploy into these strategies, our ability to recognize additional tax benefit has decreased, resulting in the need for a higher valuation allowance.

Business Segment Review

The following table displays results for our two segments for the years ended December 31,:

	2006
	Mortgage Investment Operations (REIT)	Mortgage Banking Operations (TRS)	Intersegment Eliminations	Consolidated Totals
	(Dollars in thousands)
Net interest income	$88,348	$13,105	$(14,408)	$87,045
Provision for loan losses	1,811	—	—	1,811
Noninterest revenue	(4,618)	52,224	—	47,606
Noninterest expense	12,396	141,265	(14,408)	139,253

Income (loss) before income taxes	$69,523	$(75,936)	$—	$(6,413)

Average segment assets	$6,681,881	$689,918	$(510,901)	$6,860,898

	2005
	Mortgage Investment Operations (REIT)	Mortgage Banking Operations (TRS)	Intersegment Eliminations	Consolidated Totals
	(Dollars in thousands)
Net interest income	$73,113	$7,078	$(11,502)	$68,689
Provision for loan losses	949	—	—	949
Noninterest revenue	1,518	47,612	—	49,130
Noninterest expense	7,751	144,119	(11,502)	140,368

Income (loss) before income taxes	$65,931	$(89,429)	$—	$(23,498)

Average segment assets	$4,874,213	$473,120	$(425,967)	$4,921,366

	2004
	Mortgage Investment Operations (REIT)	Mortgage Banking Operations (TRS)	Intersegment Elimination	Consolidated Totals
	(Dollars in thousands)
Net interest income	$17,436	$2,424	$(2,007)	$17,853
Provision for loan losses	2,870	—	—	2,870
Noninterest revenue	—	42,469	—	42,469
Noninterest expense	4,158	121,911	(2,007)	124,062

Income (loss) before income taxes	$10,408	$(77,018)	$—	$(66,610)

Average segment assets	$2,163,028	$507,928	$(926,584)	$1,744,372

Mortgage Investment Operations

The mortgage investment operations segment represents activities conducted at HomeBanc Corp. These activities historically have centered around generating net interest income through a portfolio of mortgage loans held for investment and MBS funded predominantly with CDOs and repurchase agreements, respectively.

Net Interest Income.    Net interest income increased throughout the three-year period ended December 31, 2006. The growth experienced during 2006 was primarily due to our MBS investment strategy, which augmented our net interest income as we began selling a larger percentage of our loan originations to third parties. Growth experienced during 2005 was the result of continued execution of the mortgage loan retention strategy initiated during 2004.

Provision for Loan Losses.    The provision for loan losses, during both 2006 and 2005, was impacted by changes in estimates related to the Allowance, which are more fully explained under “Critical Accounting Policies and Estimates.” The provision increased from 2005 to 2006 as a result of rising delinquencies and net charge-offs, while the change in estimate during 2005 drove the decrease in the provision during that period compared to 2004.

Noninterest Revenue.    Noninterest revenue declined significantly in 2006 from 2005 as a result of an increase of $2.1 million in the subservicing fees paid by the mortgage investment segment to the mortgage operations segment, which is included in this line item. The remaining decrease in 2006 related to one-time gains during 2005 on undesignated interest rate swaps used to mitigate interest rate risk. These same gains also generated the increase from 2004 to 2005.

Noninterest Expense.    Noninterest expense increased during both 2006 and 2005 from the preceding year. The increases in 2006 and 2005 were the result of $2.0 million and a $1.1 million increases, respectively, in premiums paid incurred in connection with increasing originations of a loan product that includes lender paid PMI. The remaining increases in 2006 and 2005 were due to a $1.9 million and $1.7 million increase, respectively, in compensation expense as we continued to fill key positions associated with becoming a public company.

Mortgage Banking Operations

The mortgage banking operations segment represents activities conducted at HBMC. These activities historically have centered around origination of loans and the subsequent generation of gain on sale of these mortgage loans by originating loans in our store locations and realtor store-in-store locations for sale in addition to servicing loans for others.

Net Interest Income.    Net interest income increased throughout the three-year period ended December 31, 2006 driven by an increasing average balance of mortgage loans held for sale during that time. The increase from 2005 compared with 2006 resulted from an increase in the relative percentage of loans originated for sale (which are classified as loans held for sale vs. loans originated with the intent of holding them until maturity, which are classified as loans held for investment), while the increase from 2004 to 2005 resulted from an overall increase in originations.

Noninterest Revenue.    Noninterest revenue increased throughout the three-year period ended December 31, 2006. The increase during 2006 was driven by an increase of $4.1 million in gain on sale of mortgage loans as a result of the $2.1 billion increase in sales volume. Segment results do not reflect any gains on the transfer of loans from the mortgage banking segment to the mortgage investment segment. The increase during 2005 compared to 2004 was the result of an increase of $2.6 million in revenue from HomeBanc Title Partners and a $1.8 million increase in servicing revenue.

Noninterest Expense.    Noninterest expense remained fairly constant during 2006 compared with 2005, but increased by $22.2 million during 2005 compared with 2004. The increase during 2005 was driven by a $9.5 million increase in interest expense on an intercompany note, a $7.5 million increase in salaries and benefits as a result of the growth that we experienced and a $5.1 million increase in other operating expense due to growing audit, tax and consulting fees resulting from operating as a public company and complying with the Sarbanes-Oxley Act of 2002.

Risk Management

We believe that our primary risk exposures are interest rate risk, credit risk and liquidity risk. Interest rate risk and credit risk are discussed under Item 7A—”Quantitative and Qualitative Disclosures Around Market Risk,” and liquidity risk is discussed separately under the caption “—Liquidity and Capital Resources” below.

Liquidity and Capital Resources

Similar to many mortgage REITs, following our reorganization and our election to be taxed as a REIT subsequent to our IPO, we have attempted to increase our returns by leveraging our equity through borrowings, including some securitizations treated as debt for GAAP and federal income tax purposes and others accounted for as sales under GAAP and federal income tax purposes. We presently expect to seek a leverage ratio of 18 to 25 times the amount of our equity. For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities, all of which are discussed in more detail below, allow us to include the trust preferred securities issued by Capital Trust I, Capital Trust IV and Capital Trust V as equity. Our leverage ratio may be limited by covenants related to our various credit facilities, which may change from time to time. In order to manage our interest rate risk, we seek to match the maturities of our long-term borrowings, which include CDOs, to the maturities of our loans held for investment.

Our core business activities include, among other things:

•	the origination and funding of mortgage loans held in our investment portfolio, and our receipt of principal and interest payments on those mortgage loans;

•	the origination and funding of mortgage loans to be sold into the secondary market, and our receipt of the proceeds from those sales; and

•	servicing mortgage loans.

Our core business activities result in cash flows that are reported in the consolidated statement of cash flows in operating activities, as well as in investing activities and financing activities, consistent with the requirements of SFAS No. 95, Statement of Cash Flows. As a result, we believe that a comparison of our distributions that may be required so long as we elect to be taxed as a REIT solely to our cash flows from operating activities would not provide readers with useful information regarding our liquidity position. Accordingly, we have made no such comparison in this Report.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay interest on and repay the principal amounts of our borrowings, fund and maintain investments, make distributions to our shareholders and pay our general business expenses. We presently believe our current cash balances, funds available under our financing arrangements (as described below) and cash flows from operations, including proceeds from sales of fixed-rate and ARM loans and the net proceeds from the sale of our MBS, will be sufficient to support our liquidity requirements for the next 12 months and beyond. Our investments and assets also generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings. As we review and consider changes in our corporate model relating to our decision not to operate our public company as a REIT in 2007, and as we implement our new business strategies, significant additional expenditures of cash likely will be required, perhaps in both the short- and long-term. From time to time, we may seek additional sources of capital through the issuance of debt or equity securities or by entering into new borrowing facilities.

In the past, we amended our credit facilities to permit additional leverage as we aggregated mortgage loans in anticipation of our IPO or in anticipation of securitizations of mortgage loans. We currently have no commitments for any financings other than through our existing facilities, and we cannot assure you that we will be able to access the capital markets or obtain any additional financing at the times required and on terms and conditions acceptable to us, if at all. If we fail to obtain needed additional financing, our growth would be slowed or suspended and/or we will be unable to pursue any such strategic alternatives. Additionally, in the event our cash flows from operating activities, investing activities and financing activities, exclusive of the impact of the payment of a dividend distribution, are insufficient to pay a dividend distribution that we are required to make to maintain our status as a REIT, for as long as we may elect to do so, then our equity offerings, issuances of unsecured debt and the sale of assets (including mortgage loans held for sale and held for investment) are additional sources of cash that we may use to make a particular dividend distribution. In connection with our decision not to elect for our publicly held parent company to be treated as a REIT in 2007, we have no intention of paying any dividends in the foreseeable future on our common stock.

The following discussion summarizes the financing methods that we use to take advantage of financing alternatives available to us.

Financing Mortgage Loans Held for Sale

Warehouse Facility

We use a syndicated credit facility with third parties referred to as the “warehouse line” or “warehouse facility.” Under the warehouse line, HBMC borrows funds to originate new mortgage loans, and in turn, pledges the mortgage loans to the warehouse lender as collateral. On October 31, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “JPMorgan Warehouse Facility”) between JPMorgan Chase Bank (“JPMorgan”) and various buyers (the “Buyers”) who are parties thereto. The JPMorgan Warehouse Facility replaces the previous warehouse facility held with JPMorgan dated as of August 1, 2005 and terminated in accordance with the terms of the agreement on October 31, 2006. At December 31, 2006 the JPMorgan Warehouse Facility had $500.0 million committed. We have the option, subject to receipt of commitments from existing lenders or new lenders who become parties to the JPMorgan Warehouse Facility, to increase the aggregate commitment level to $750.0 million. At December 31, 2006, the aggregate outstanding balance under the JPMorgan Warehouse Facility was $400.5 million, and the aggregate maximum amount available for additional borrowings was $99.5 million.

Under the JPMorgan Warehouse Facility, HomeBanc and HBMC may, from time to time, sell to the Buyers mortgage loans originated by HMBC, with a corresponding agreement from HomeBanc and HBMC to repurchase such loans at a price equal to the original sales price plus a pricing spread which is calculated much like interest on a loan. The pricing spread for all borrowings is based on LIBOR plus a spread ranging from 1.00% to 1.50% depending on the type of collateral or mortgage loan that supports the particular repurchase. Repurchases under the JPMorgan Warehouse Facility are subject to sub-limits (including sub-limits on loan types and the availability of financing for loans repurchased as a result of breaches of their representations and warranties, among other items), advance rates and terms that vary depending on the type of mortgage loans securing the repurchases. Outstanding mortgage loans must be repurchased on the date agreed upon by JPMorgan and HomeBanc or HBMC, as applicable, and on the termination date of the JPMorgan Warehouse Facility, which is October 30, 2007. In the event of a decrease in the market value of the mortgage loans sold to the Buyers such that the purchase price paid to HomeBanc or HBMC exceeds the then current market value of the mortgage loans, HomeBanc and HBMC are required to transfer an additional amount of cash or eligible mortgage loans in an amount equal to the amount of the decrease in market value of such loans.

The JPMorgan Warehouse Facility contains certain financial covenants which require HomeBanc to:

•

maintain minimum adjustable tangible net worth for HomeBanc of not less than $310 million plus an amount equal to 85% of the net proceeds from future equity and Qualified Subordinated Debt offerings; HBMC must at all times maintain an adjustable tangible net worth of at least $10 million.

•	maintain a ratio of total recourse liabilities to adjusted tangible net worth for HomeBanc of no greater than 11 to 1;

•	maintain a maximum ratio of total adjusted liabilities to adjusted tangible net worth of no greater than 25 to 1;

•

maintain liquidity (on a consolidated basis) at all times having: (1) unencumbered cash and cash equivalents and (2) available borrowing capacity on unencumbered assets under committed warehouse and repurchase facilities equal to not less than $35 million; and

•

not permit more than 5% of the aggregate outstanding principal balance of its servicing portfolio of mortgage loans owned by HomeBanc or its affiliates to be in payment default or other material default for 30 days or more.

The JPMorgan Warehouse Facility also contains covenants limiting the ability of HomeBanc and its subsidiaries to:

•	make any material change in the nature of its business as carried on at October 31, 2006 unless JPMorgan consents otherwise in writing;

•	consolidate or merge with another entity, or sell all or substantially all of the assets of HomeBanc or HBMC;

•	pay dividends or distributions to shareholders following the occurrence and during the continuation of an event of default;

•	grant liens on the loans subject to repurchase transactions under the JPMorgan Warehouse Facility;

•	enter into certain guarantees;

•	enter into transactions with affiliates other than in the ordinary course of business and on arm’s length terms; and

•	incur additional future indebtedness under new facilities other than:

•	indebtedness under the JPMorgan Warehouse Facility or any other warehousing, repurchasing or mortgage-related financing agreement used to finance loans originated by HBMC;

•	specified existing indebtedness;

•	qualified subordinated indebtedness; and

•	indebtedness secured by certain types of MBS;

•	indebtedness supporting trust preferred stock, provided that such indebtedness does not exceed 75% of adjusted tangible net worth;

•	additional indebtedness not to exceed $20 million in the aggregate;

•	up to $200 million of debt securities convertible into HomeBanc common stock; and

•	accounts payable incurred in the ordinary course of business.

We were in compliance with each of these financial covenants as of December 31, 2006.

A breach of a warehouse facility covenant, unless waived, could restrict or eliminate our ability to fund our operations through payments of dividends from our subsidiaries and to pay cash dividends on our stock. In addition, under our warehouse facility, HBMC cannot continue to finance a mortgage loan if:

•	the loan is rejected as “unsatisfactory for purchase” by the ultimate investor and has exceeded its permissible warehouse period;

•	HBMC fails to deliver the applicable note, mortgage or other documents evidencing the loan within the requisite time period; or

•	the loan ceases to be an eligible loan (as determined pursuant to the JPMorgan Warehouse Facility).

Loan and Security Agreements

HBMC uses loan and security agreements to provide working capital. On November 17, 2006, HomeBanc and HBMC entered into the Loan and Security Agreement (the “JPMorgan Loan Agreement”) by and among JPMorgan Chase Bank and various buyers who are parties thereto. The JPMorgan Loan Agreement provides for a $75 million committed facility. Borrowings under the JPMorgan Loan Agreement are secured by MSRs and receivables on servicing advances related to mortgage loans originated by HBMC and/or serviced by HBMC. Borrowings under the JPMorgan Loan Agreement bear interest at floating interest rates based on LIBOR plus a spread that is dependent upon the type of collateral that supports the particular advance. Advances under the

JPMorgan Loan Agreement reduce borrowing availability on a dollar for dollar basis under the JPMorgan Warehouse Facility. The JPMorgan Loan Agreement contains the same covenants as the JPMorgan Warehouse Facility and expires on the earlier of October 30, 2007 and the termination date of the JPMorgan Warehouse Facility. At December 31, 2006, we had no outstanding debt under the JPMorgan Loan Agreement.

Loan Repurchase Agreements

HBMC also uses repurchase agreements to finance a portion of the mortgage loans that it originates. Under these repurchase agreements, HBMC sells a mortgage loan to a counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor.

On February 24, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Merrill Repurchase Agreement”) by and among Merrill Lynch Bank, USA (“Merrill”), HBMC and HomeBanc. The Merrill Repurchase Agreement replaces the Master Repurchase Agreement dated as of February 27, 2002 by and among HomeBanc, HBMC and Merrill Lynch Mortgage Capital Inc., which terminated in accordance with the terms of that agreement, as amended, on February 24, 2006. The Merrill Repurchase Agreement provides for a $150 million uncommitted facility under which HomeBanc and HBMC may sell to Merrill mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a premium, which is calculated much like interest on a loan. The premium rate is reset daily, is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Merrill and HomeBanc Corp. or HBMC, as applicable, and on the maturity date, which is February 24, 2007. The Merrill Repurchase Agreement terminated on February 24, 2007 in accordance with the terms of that agreement and was not renewed. At December 31, 2006, the outstanding balance under the Merrill Repurchase Agreement was $0.9 million.

On March 27, 2006, HomeBanc and HBMC entered into the Master Repurchase Agreement (the “Liquid Funding Repurchase Agreement”) by and among Liquid Funding, Ltd. (“Liquid Funding”), HomeBanc and HBMC. The Liquid Funding Repurchase Agreement provides for a $300 million uncommitted facility under which HomeBanc and HBMC may sell to Liquid Funding mortgage loans originated by HBMC, with a corresponding agreement to repurchase such loans at a price equal to the original sales price plus a pricing spread, which is calculated much like interest on a loan. The pricing spread is reset daily, is based on LIBOR plus a margin and is payable monthly in arrears. Outstanding mortgage loans must be repurchased on the date agreed upon by Liquid Funding and HomeBanc or HBMC, as applicable, and on the termination date, which is March 27, 2007. Under the Liquid Funding Repurchase Agreement, the outstanding balance, when combined with the outstanding balance of the Bear Stearns Repurchase Agreement may not exceed $300 million.

The Liquid Funding Repurchase Agreement contains covenants limiting our ability and the ability of our subsidiaries to:

•	transfer or sell all or substantially all of their non-loan assets;

•	grant liens on the loans subject to repurchase transactions under the Liquid Funding Repurchase Agreement;

•	pay dividends or distributions to shareholders following the occurrence and during the continuation of an event or default;

•	consolidate or merge with another entity, or sell all or substantially all of the assets of HomeBanc and HBMC; and

•	enter into transactions with affiliates other than in the ordinary course of business on arm’s-length terms.

On May 31, 2006, HomeBanc and HBMC entered into Amendment No. 1 (“Liquid Funding Amendment No. 1”) to the Liquid Funding Repurchase Agreement. Liquid Funding Amendment No. 1 eliminates the financial covenants applicable to HomeBanc and HBMC under the terms of the original Liquid Funding Repurchase

Agreement. On September 29, 2006, HomeBanc and HBMC entered into Amendment No. 2 (“Liquid Funding Amendment No. 2”) to the Liquid Funding Repurchase Agreement. Liquid Funding Amendment No. 2 deleted a section of the payment provision under the original Liquid Funding Repurchase Agreement, which previously disallowed negative amortization on mortgage loans HBMC originates. Liquid Funding Amendment No. 2 also deleted the capitalization of interest provision, in its entirety, under the original Liquid Funding Repurchase Agreement. At December 31, 2006, we had no outstanding debt under the Liquid Funding Repurchase Agreement.

We were in compliance with all applicable loan repurchase agreement covenants as of December 31, 2006.

Fannie Mae As Soon As Pooled® Plus Program

In connection with the sale of conforming mortgage loans to Fannie Mae for cash or for their inclusion in a pool of MBS guaranteed by Fannie Mae, HBMC entered into an “As Soon As Pooled® Plus” agreement with Fannie Mae. The As Soon As Pooled® Plus agreement allows HBMC to receive cash from Fannie Mae in respect of the conforming mortgage loans up to 60 days in advance of the actual sale of these loans to Fannie Mae, allowing HBMC to pay down its borrowings under its warehouse facility. Much like HBMC’s repurchase agreements, after a specified period of time HBMC repurchases these mortgage loans from Fannie Mae for a premium, which equates to interest charged on the cash Fannie Mae advanced to HBMC. Unlike HBMC’s repurchase agreements, HBMC does not then sell the loans to third-party investors, but instead sells them back to Fannie Mae immediately after they have been repurchased by HBMC. Before the conforming loans are sold for cash or pooled in MBS and, in the event of a decrease in the market value of the conforming loans, HBMC is subject to margin requirements which may require HBMC to transfer additional cash or mortgage loans to Fannie Mae in an amount equal to the amount of the decrease in market value.

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

HBMC was in good standing status as an approved lender and servicer with FHA/VA, Ginnie Mae, Fannie Mae and Freddie Mac at December 31, 2006.

Financing Mortgage Loans Held for Investment

Loan Aggregation Facilities

HomeBanc Funding Corp. has two lending facilities that are used to purchase ARMs from HBMC by HomeBanc Corp. to aggregate mortgage loans to be held for investment or to finance mortgage loans held for sale by HBMC. HomeBanc Corp. serves as the guarantor of 10% of these obligations for certain lines of funding.

As of December 31, 2006, HomeBanc Funding Corp. maintained a $500 million uncommitted master repurchase agreement with JPMorgan (the “2004 JPMorgan Repurchase Agreement”). The 2004 JPMorgan Repurchase Agreement permits the financing of 7/6, 5/6 and 3/6 adjustable-rate mortgage loans up to the sublimit of 50% of the aggregate purchases under that facility and also permits the financing of Alt-A mortgage loans—a subset of our ARMs with a reduced documentation feature that we offer to borrowers who satisfy prescribed FICO score, LTV ratio and loan purpose criteria—up to $150 million. On July 19, 2006, HomeBanc Funding Corp. entered into Amendment No. 8 to the 2004 JPMorgan Repurchase Agreement, which extended the termination date to June 29, 2007. At December 31, 2006, we had no outstanding debt under the 2004 JPMorgan Repurchase Agreement.

On January 23, 2007, HomeBanc and HBMC replaced the 2004 JPMorgan Repurchase Agreement with a new repurchase agreement (the “2007 JPMorgan Repurchase Agreement”). The 2007 JPMorgan Repurchase

Agreement provides for a $500 million uncommitted facility under which HomeBanc and HBMC may, from time to time, sell to JPMorgan mortgage loans originated by HBMC, with a corresponding agreement from HomeBanc and HBMC to repurchase such loans at a price equal to the original sales price plus a pricing spread, which is calculated much like interest on a loan. The pricing spread for all borrowings is based on LIBOR plus a spread ranging from 0.54% to 0.60% per annum depending on the type of collateral or mortgage loan that supports the particular repurchase. Outstanding mortgage loans must be repurchased on the date agreed upon by JPMorgan and HomeBanc or HBMC, as applicable, and on the termination date of the 2007 JPMorgan Repurchase Agreement, which is any date at least two months following a notice of termination delivered by either party to the other. Both HomeBanc and HBMC can enter into repurchase transactions under the 2007 JPMorgan Repurchase Agreement. In the event of a decrease in the market value of the mortgage loans sold to JPMorgan such that the purchase price paid to HomeBanc or HBMC, as applicable, exceeds the then current market value of the mortgage loans, HomeBanc and HBMC are required to transfer an additional amount of cash or eligible mortgage loans in an amount equal to the amount of the decrease in market value of such loans. The 2007 JPMorgan Repurchase Agreement contains the same financial covenants as required under the JPMorgan Warehouse Facility. On January 23, 2007, concurrently with the execution of the 2007 JPMorgan Repurchase Agreement, HomeBanc, HBMC and HomeBanc Funding Corp. entered into a letter agreement with JPMorgan to terminate the 2004 JPMorgan Repurchase Agreement and related agreements. HomeBanc and its subsidiaries did not incur any penalties as a result of the termination of the 2004 JPMorgan Repurchase Agreement.

HomeBanc Funding Corp. II maintains a similar $300 million uncommitted master repurchase agreement (the “Bear Stearns Repurchase Agreement”) with Bear Stearns Mortgage Capital Corporation (“Bear Stearns”). The Bear Stearns Repurchase Agreement is used to purchase ARMs from HBMC by HomeBanc Corp. to aggregate those mortgage loans to be held for investment and permits the financing of second-lien mortgages. Under the Bear Stearns Repurchase Agreement, the outstanding balance, when combined with the outstanding balance of the Liquid Funding Repurchase Agreement may not exceed $300 million. On May 31, 2006, HomeBanc Funding Corp. II and Bear Stearns entered into Amendment No. 9 (“Bear Stearns Amendment No. 9”) to the Bear Stearns Repurchase Agreement, which eliminates the financial covenants applicable to us under the terms of the Bear Stearns Repurchase Agreement. On September 28, 2006, HomeBanc Funding Corp. II and Bear Stearns entered into Amendment No. 10 (“Bear Stearns Amendment No. 10”) to the Bear Stearns Repurchase Agreement, which extended the termination date of the Bear Stearns Repurchase Agreement to September 27, 2007. At December 31, 2006, we had no outstanding debt under the Bear Stearns Repurchase Agreement.

We have expanded from time to time our loan aggregation facilities on a temporary basis to facilitate securitizations and other financings, and we may continue to do so in the future. The 2004 JPMorgan Repurchase Agreement was temporarily expanded from $500 million to $600 million from August 19, 2005 until the earlier of August 31, 2005 or the closing of our sixth securitized debt offering, which closed on August 30, 2005 at which time the terms of the facility reverted to the former limits. Bear Stearns also temporarily expanded its aggregation facility from $300 million to $400 million from August 19, 2005 until the earlier of August 31, 2005 or the closing of our sixth securitized debt offering, which closed on August 30, 2005, at which time the terms of the facility reverted back to the former limits.

We were in compliance with all aggregation facility financial covenants as of December 31, 2006.

Loan Securitizations

Since our IPO, we have generally used mortgage loan securitizations structured as debt for federal income tax and financial reporting purposes as a long-term primary means of financing and leveraging our equity. From time to time, we have structured, and may continue to structure, loan securitizations as sale transactions in order to generate gain on sale revenue. Our loan securitizations may be rated debt securities, or bonds, secured by a pool of mortgage loan assets sold to Acceptance, a bankruptcy-remote vehicle wholly-owned by us, which then acts as depositor into the securitizations. Securitization transactions are structured by determining cash flows from like-kind mortgage loan collateral and segmenting the cash flows into maturity or credit rated classes. The principal securities rating agencies, such as Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service

(“Moody’s”) and/or Fitch, Inc. (“Fitch”), will provide ratings on classes of these securitizations based on a variety of factors. The securities issued under securitization facilities provide liquidity as they can be bought or sold quickly and cheaply, versus sales of entire loan portfolios.

Since our IPO, we have used our wholly-owned, bankruptcy-remote, single-purpose vehicles, HomeBanc Funding Corp. and HomeBanc Funding Corp. II, to aggregate mortgage loans pending securitization and for Acceptance to act as depositor into the securitizations of our mortgage loans. We may form additional wholly-owned, bankruptcy-remote entities to aggregate and finance mortgage loans to take advantage of other financing opportunities that we may find attractive. We expect that, in the future, HomeBanc Corp., Acceptance or HBMC will, at times, own the subordinated and equity tranches of, and receive the net interest on, our securitizations.

We historically have sought to securitize our loans in sufficient quantities in an effort to realize efficiencies of scale and better execution. We presently expect that we will complete securitizations periodically depending on production volumes and execution costs. However, at times where we need more liquidity, we may securitize a smaller number of loans, which will cause us to lose some or all of the advantages of larger loan securitizations.

We completed two securitizations during 2004, five securitizations during 2005 and two securitizations during 2006, one of which was accounted for as a sale under SFAS No. 140. All of our securitizations are more fully described in Note 6, “Borrowings,” to our consolidated financial statements, contained elsewhere in this Report.

We have accounted for all securitizations as either debt financing or as a sale in accordance with the provisions of SFAS No. 140. As of December 31, 2006, HMB Acceptance Corp. also had available capacity of $7.1 billion under an effective shelf registration statement available for future securitizations of mortgage loans.

Repurchase Agreements for Mortgage-Backed Securities

We also historically have used repurchase agreements to finance MBS that are purchased from third parties and investment securities that are created and retained by HomeBanc Corp. through securitization transactions. These master repurchase agreements are collateralized by the underlying purchased and retained investment securities that they are used to finance, and the terms of the arrangements generally allow us to borrow up to 95% of the market value of the securities. At December 31, 2006, the outstanding balance on these facilities amounted to $1.5 billion.

Trust Preferred Securities

During 2005, we formed Capital Trust I to facilitate the issuance of trust preferred securities to a third party investor in a private placement. We issued $51.5 million in junior subordinated debentures to Capital Trust I, which in turn issued $50.0 million in trust preferred securities to a third party investor and $1.5 million in common trust securities to us. The junior subordinated debentures and the trust preferred securities mature on June 30, 2035 and are callable by us, in whole or in part, at par plus accrued and unpaid interest to the date of redemption after five years.

On June 1, 2006, we formed Capital Trust IV to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. We issued $82.5 million in junior subordinated debentures to Capital Trust IV, which in turn issued $80.0 million in trust preferred securities to a third-party investor and $2.5 million in common trust securities to us. The trust preferred securities and the junior subordinated debentures mature on June 15, 2036 and are callable by us, in whole or in part, at par plus accrued and unpaid interest to the date of redemption after five years.

On September 13, 2006, we formed Capital Trust V to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. We issued $41.2 million in junior subordinated debentures to Capital Trust V, which in turn issued $40.0 million in trust preferred securities to a third-party investor and $1.2 million in common trust securities to us. The trust preferred securities and the junior subordinated debentures mature on

September 21, 2036 and are callable by us, in whole or in part, at par plus accrued and unpaid interest to the date of redemption after five years. Upon a change of control of HomeBanc Corp, we may be required to offer to repurchase all of the trust preferred securities issued by Capital Trust V.

For leverage purposes, our warehouse facilities, master repurchase agreements and aggregation facilities allow us to include the trust preferred securities issued by Capital Trust I, Capital Trust IV and Capital Trust V as equity.

Preferred Stock

In February 2006, we completed a public offering of our 10% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). The transaction involved the offering of 2,000,000 shares of Preferred Stock at a public offering price of $25 per share for gross proceeds of $50.0 million. The Preferred Stock is not subject to any mandatory redemption and, except in limited circumstances, we may not optionally redeem it prior to March 31, 2011. Proceeds to the Company, net of expenses, were approximately $48.0 million.

Future Funding Requirements

The “clean up call” provisions of our securitizations accounted for as collateralized borrowings allow, but do not require, us to repurchase the loans held by the trust entities when the unpaid principal balance declines to 20% of the original unpaid principle balance. The securitization facilitated by HomeBanc Mortgage Trust 2004-1 is expected to provide this opportunity in the first half of 2007 and will allow the purchase of approximately $200 million of loans; the securitizations facilitated by HomeBanc Mortgage Trust 2004-2 and HomeBanc Mortgage Trust 2005-1, which will represent approximately $180 million and $220 million of loans, respectively, could present the opportunities to repurchase loans as early as the second half of 2007. The projections with respect to the dates at which the clean up calls will occur are highly dependent upon the interest rate environment and the resulting prepayment speeds. These loans may be sold coincident with the repurchase, sold shortly thereafter, or retained and funded through existing credit facilities, including the CDOs presently funding the loans, in which case there will be an increase in the spread over LIBOR. We expect there will be an opportunity for us to benefit from exercising the clean up call by recouping the residual value of the securitization and the excess collateral posted to enhance the credit profile of the securitization. We may contribute to HBMC the ownership interest in certain of these securitizations, since HBMC will have greater flexibility than us in selling or funding the underlying loans.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent that mortgage loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, a substantial majority of our assets and liabilities are, and will continue to be, monetary in nature. As a result, interest rates generally have a more significant effect on our performance than the effects that general levels of inflation have on industrial companies. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in corresponding decreases in interest rates. Generally, decreases in interest rates increase the fair value of fixed-rate investments and mortgage loans held for sale and investment, increase mortgage loan prepayment rates, and decrease the fair value of excess interests and MSRs held. The Federal Reserve has increased the targeted federal funds rate interest rates 17 times from June 30, 2004 to June 29, 2006, for a total of 425 basis points.

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

Cyclicality and Seasonality

The mortgage banking industry is cyclical and seasonal. Mortgage loan production generally is greatest when interest rates are low and declines as rates increase. Seasonal trends in purchase mortgage originations reflect the pattern of home sales in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. The effect of this seasonality is muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing interest rates and is less in the Southeast due to more temperate winter weather than in other parts of the country. In addition, mortgage delinquency rates typically rise temporarily in the winter months driven by mortgagor payment patterns. Our purchase mortgage loan origination volumes and revenues typically are lowest in the first and fourth calendar quarters and highest in the second and third calendar quarters. See “Selected Quarterly Data” on page F-3 of this Report.

Off Balance Sheet Commitments

IRLCs are agreements to lend at specified interest rates for loans that will be classified as held for sale if ultimately closed. Since many commitments to extend credit may expire without being drawn upon, total commitment amounts do not necessarily represent future cash flow requirements. We had $350.5 million and $98.9 million of outstanding IRLCs at December 31, 2006 and 2005, respectively.

We enter into residential mortgage loan sale agreements with third party investors in the ordinary course of our business. These agreements usually require us to make certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested us to indemnify them against losses on certain loans or to repurchase loans that the investors believe do not comply with applicable representations. Upon completion of our own investigation, we generally provide indemnification on certain loans, if warranted. Indemnification requests are generally received within two years subsequent to sale of the underlying mortgage loan. We estimate and provide for losses on loans expected to be repurchased or on which indemnification is expected to be provided, and we regularly evaluate the estimate based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. During 2006, 2005 and 2004, we repurchased a total of $9.1 million, $7.4 million and $2.4 million of mortgage loans, respectively. We have agreed to indemnify purchasers for future losses, if incurred, on $48.1 million of loans outstanding at December 31, 2006, compared with $59.4 million at December 31, 2005. In addition, total loans sold of $8.3 million remained uninsured as of December 31, 2006. The volume and balance of uninsured government loans may be affected by processing or notification delays. To the extent insurance is not obtained, the loans may be subject to repurchase. We believe that the reserves of $5.9 million at December 31, 2006 were adequate with respect to the potential losses related to repurchasing uninsured loans and indemnifying purchasers for future losses.

Contractual Obligations

We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars in thousands)
Financing arrangements (1)	$2,107,495	$1,932,235	$—	$—	$175,260
Operating leases (2)	59,107	11,343	19,979	14,843	12,942
Employment agreements (4)	5,363	3,375	1,988	—	—
Contractual marketing (3)	24,402	11,129	10,072	3,201	—

Total	$2,196,367	$1,958,082	$32,039	$18,044	$188,202

(1)	Obligations for financing arrangements solely represent principal payments due under existing borrowing agreements and do not include the related future interest payments. Excluded from financing arrangements are $4.3 billion in CDOs issued in association with our securitization transactions. These securitizations are accounted for as secured borrowings with debt issuance directly financing loans held for investment. The financing will be repaid as cash is received from borrowers, in the form of scheduled payments, prepayments and curtailments, on the underlying loan balances.

(2)	Included in operating leases are leases for corporate office facilities and stores. We entered into a lease of a new corporate facility at 2002 Summit Boulevard, Atlanta, Georgia in December 2003 to consolidate our Atlanta operations. Additionally, we are still liable for vacated office facilities located at 5775 Glenridge Drive, Atlanta, Georgia until March 2007. The annual rent for our former facility is currently $1.5 million. The landlord of our new corporate facility is contractually obligated to reimburse us for the amount of rent we are obligated to pay for the vacated facility, most of which has been subleased to other tenants.

(3)	Contractual marketing obligations represent costs associated with our SMAs.

(4)	Amounts do not reflect the following employment agreements that were terminated or entered into subsequent to December 31, 2006: On January 12, 2007, our board of directors appointed Kevin D. Race to replace Patrick S. Flood as our Chief Executive Officer. In connection with this change, we expensed cash severance costs of $3.7 million for payment of amounts that Mr. Flood is entitled to receive under his employment agreement dated May 6, 2004, and we entered into a new employment agreement with Mr. Race effective January 12, 2006, resulting in additional obligations of $100,000 per year. On January 29, 2007, Dr. Paul Lopez, Executive Vice President of Business Development, announced his retirement from the Company and cash severance costs of $0.5 million were recorded for payment of amounts that Dr. Lopez was entitled to receive under his employment agreement dated May 6, 2004.

	Amount of Commitment Expiration by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars in thousands)
Loan commitments	$350,451	$350,451	$—	$—	$—

Total	$350,451	$350,451	$—	$—	$—

Recent Accounting Developments

See Appendix F, which begins on page F-1—“Financial Statements and Supplementary Data— Note 1, “Description of Business and Summary of Significant Accounting Policies” —Recent Accounting Pronouncements.”

Fair Value of Financial Instruments

The disclosures regarding the fair value of financial instruments are included in Note 17, “Fair Value of Financial Instruments,” to the consolidated financial statements, contained elsewhere in this Report, along with a summary of the methods and assumptions used by management in determining fair value. The differences between the fair values and book values were primarily caused by differences between contractual and market interest rates at the respective year-ends. Fluctuations in the fair values will occur from period to period due to changes in the composition of the balance sheet and changes in market interest rates.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

We believe that our primary risk exposures are interest rate risk, credit risk and liquidity risk. Interest rate risk and credit risk are discussed in the paragraphs immediately below, and liquidity risk is discussed separately under Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

Interest Rate Risk

We have risk management practices and programs to manage the interest rate risks associated with our mortgage origination and financing activities. We enter into derivative financial instrument transactions solely for risk management purposes. The decision of whether or not to mitigate interest rate risks, or a portion thereof, is determined by senior management through the applicable committee and is based on the risks involved and other factors, including the financial effect on income, asset valuation and compliance with the REIT income tests. In determining whether to mitigate a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All of our derivative financial instruments are entered into with a view towards reducing the potential for economic losses that we could incur.

Interest rate risk is a primary risk exposure for us. A change in interest rates can affect us in the following ways: (1) it can change the interest income we receive from our mortgage loans held for investment as well as mortgage loans held for sale; (2) it can change the market values of mortgage loans held for sale and investment, as well as the values of the related mortgage properties serving as collateral; (3) it can change the interest expense we pay to fund and finance our mortgage loans; (4) it can impact the value of our growing MSR portfolio and (5) it can change the value of the derivative financial instruments we use to manage our interest rate risk. We use various techniques to estimate the potential effects from various interest rate scenarios.

Our loans held for investment as of December 31, 2006 were primarily comprised of hybrid ARM loans, which carry an initial fixed coupon rate for the first three, five, seven or ten years, with interest rates that reset either annually or every six months thereafter based on LIBOR plus a margin. In addition, a portion of the loans that are held for investment are mortgage loans that have interest rates that adjust at one-month or six-month intervals based on changes in LIBOR. These mortgage loans also have lifetime caps (maximum allowed interest rates).

The table below shows the change in net interest income we estimate would occur from 50 and 100 basis point increases and decreases in interest rates based upon our current funding and derivative financial instrument positions at December 31, 2006 and 2005. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis on Mortgage Loans Held for Investment

December 31, 2006
Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	$(4,760)	(10.3)%
+50	(2,256)	(4.9)
-50	792	1.7
-100	(964)	(2.1)

December 31, 2005
Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	$11,845	17.5%
+50	1,444	2.1
-50	(2,022)	(3.0)
-100	(6,021)	(8.9)

Our mortgage loans held for sale as of December 31, 2006 and December 31, 2005 were comprised of adjustable- and fixed-rate mortgage loans. The interest rates on ARMs reset at various intervals and are generally subject to lifetime caps, while the rates on fixed-rate loans do not change. We presently do not believe that we have significant interest rate risk on our loans held for sale under most of the interest rate scenarios we believe likely to occur. However, should interest rates move significantly before we sell the loans, then we would be more significantly affected by the change in interest rates.

Changes in market interest rates affect our estimates of the fair value of our mortgage loans held for sale, IRLCs and the fair value of our derivative financial instruments which relate to these instruments, including forward sales of MBS and Treasury notes.

The following table summarizes the sensitivity of the fair value of our mortgage loans held for sale and IRLCs and of the related derivative financial instruments to instantaneous shifts of various magnitudes in the yield curve:

	+100 Basis Points	+50 Basis Points	-50 Basis Points	-100 Basis Points
	(Dollars in millions)
As of December 31, 2006
Change in fair value of mortgage loans held for sale and IRLCs	$(18.757)	$(8.806)	$7.263	$12.899
Change in fair value of derivative financial instruments related to loans held for sale and IRLCs	9.060	4.379	(3.552)	(6.311)

Net change	$(9.697)	$(4.427)	$3.711	$6.588

As of December 31, 2005
Change in fair value of mortgage loans held for sale and IRLCs	$(5.079)	$(2.438)	$2.127	$3.874
Change in fair value of derivative financial instruments related to loand held for sale and IRLCs	5.186	2.491	(2.162)	(4.050)

Net change	$0.107	$0.053	$(0.035)	$(0.176)

Our MSR portfolio provides a natural hedge against changes in the fair value of our mortgage loans held for sale and IRLCs, diminishing the overall impact on us of shifts in the yield curve.

IRLCs are derivative financial instruments as defined by SFAS No. 133 and must be recorded at fair value on the balance sheet. However, unlike most other derivative financial instruments, there is no active market for IRLCs that can be used to determine their fair value. We estimate the fair value of IRLCs based on the change in estimated fair value of the underlying mortgage loan, weighted by the probability that the loan will fund within the terms of the rate lock commitment. The change in fair value of the underlying mortgage loan is based upon the quoted prices of MBS and is measured from the lock date. Therefore, at the time of issuance, the estimated fair value of an IRLC is zero. Subsequent to issuance, the fair value of IRLCs can be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the loan will fund within the terms of the IRLC is driven by a number of factors, in particular, the change, if any, in interest rates subsequent to the lock date. In general, the probability of closing and funding the loan increases if interest rates rise and decreases if interest rates fall. This is due primarily to the relative attractiveness of current interest rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applications, age of the applications, purpose for the loans (i.e., purchase or refinance) and the application approval rate. We have developed estimates of the mortgages that will not close (fall out) using empirical data that take into account these variables, as well as renegotiations of rate and point commitments that tend to occur when interest rates fall. The fallout estimates are utilized to estimate the quantity of loans that will fund within the terms of the IRLCs.

At December 31, 2006, the fair value of our IRLCs was approximately $(0.5) million, and the corresponding fair value of undesignated mandatory forward sale commitments was $0.8 million. The corresponding notional values were $350.5 million and $189.7 million, respectively. At December 31, 2006, there were option contracts outstanding with a fair value of $0.1 million and a notional of $35.0 million. Although not in a designated hedging relationship under SFAS No. 133, the IRLCs and related mandatory trades result in an effective economic hedge.

Changes in market interest rates affect our estimates of the fair value of our investment securities.

The table below shows the change in the fair value of our investment securities we estimate would occur from 50 and 100 basis point increases and decreases in interest rates. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis on Investment Securities

December 31, 2006
Interest Rate Change	Change in Fair Value	Percentage Change in Fair Value
(in basis points)	(Dollars in thousands)
+100	$(55,399)	(3.56)%
+50	(25,047)	(1.61)
-50	18,156	1.17
-100	28,345	1.82

December 31, 2005
Interest Rate Change	Change in Fair Value	Percentage Change in Fair Value
(in basis points)	(Dollars in thousands)
+100	$(6,273)	(3.49)%
+50	(2,745)	(1.53)
-50	2,779	1.55
-100	4,359	2.42

Credit Risk

We are exposed to credit risk from the time we fund mortgage loans until they are either sold or the principal balance is repaid in full. While we have not experienced any significant credit losses to date, in the event of a significant rising interest rate environment and/or economic downturn, mortgage loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. This risk will be magnified if we build our portfolio of ARM loans, whose rates increase as the base rate (e.g., LIBOR) increases, subject to contractual limits. As is more fully discussed in “Critical Accounting Policies and Estimates,” we made certain changes to our model for estimating the Allowance. These changes give consideration to the fact that our loans held for investment portfolio was comprised of loans that had been outstanding longer at December 31, 2006 than was the case at December 31, 2005. As a result of this “seasoning” of the portfolio, our current Allowance model anticipates that, as compared to earlier periods, a higher percentage of our loans in each delinquency category (e.g., 30 days past due) will move to the next delinquency category. See “Critical Accounting Policies and Estimates.”

Our hedging transactions using derivative financial instruments also involve certain additional risks such as counterparty credit risk and the risk that unanticipated and significant changes in interest rates will cause a significant loss in the value of a contract. The counterparties to our derivative financial instruments are major financial institutions and securities dealers, which we believe are well capitalized with investment grade credit ratings and with whom we may have other financial relationships. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event a counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty is the difference between the value of the contract and the current market price at the time of the default. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

Our mortgage loans held for investment are also subject to spread risk. We presently expect that the majority of these loans will be ARMs, which are valued based on a market credit spread to a benchmark yield such as U.S. Treasury security and LIBOR yields. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to the benchmark yield. Excessive supply of such mortgage loans combined with reduced investor demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark yield to value such loans. Under such conditions, the value of our portfolio of mortgage loans held for investment would tend to decline. Conversely, if the spread used to value such loans were to decrease or tighten, the value of our loan portfolio would tend to increase. Such changes in the market value of our loan portfolio may affect our net equity, net income or cash flows directly, or indirectly through their impact on our ability to borrow and access capital.

Item 8.  Financial Statements and Supplementary Data

The supplementary data, consolidated financial statements of the Company, the related notes and schedule to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon are listed under Item 15(a) and are filed as part of this Report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There was no change in or disagreement with our accountants related to our accounting and financial disclosures.

Item 9A.  Controls and Procedures

The management of HomeBanc is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Exchange Act, that are designed to ensure that information HomeBanc is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the SEC’s rules and forms.

HomeBanc’s management has evaluated, with the participation of HomeBanc’s Chief Executive Officer and Chief Financial Officer and HomeBanc’s Deputy Chief Financial Officer, the effectiveness of the design and operation of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer and the Deputy Chief Financial Officer have concluded that, as of December 31, 2006, HomeBanc’s disclosure controls and procedures are effective in ensuring, to a reasonable assurance level, that all material information required to be disclosed and filed in this Report was recorded, summarized and reported within the time period required by the SEC’s rules and forms.

There was no change in HomeBanc’s internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, HomeBanc’s internal control over financial reporting.

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

HomeBanc’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

HomeBanc’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

/s/ KEVIN D. RACE	/s/ NICOLAS V. CHATER
Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer	Deputy Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

HomeBanc Corp.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that HomeBanc Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HomeBanc Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that HomeBanc Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, HomeBanc Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of HomeBanc Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.

Atlanta, Georgia

March 12, 2007

Item 9B.    Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 for which no Form 8-K was filed.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The information below provides the names, ages, positions and information regarding the business experience and occupations of our directors and executive officers as of March 1, 2007.

Directors

Currently, our board consists of nine directors, eight of whom are independent directors under requirements imposed by the SEC and the NYSE. Our board may, by resolution, change the number of directors on the board. Our directors are elected annually to serve until the next annual meeting and until their respective successors are elected. There is no family relationship between any of our directors or any of our executive officers.

Kevin D. Race, 46, is our Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer and a director. Mr. Race has served as President, Chief Operating Officer and director since our incorporation in March 2004. Mr. Race joined HBMC as President and Chief Operating Officer in April 2002 and has served in those capacities since then. Mr. Race also became the Chief Financial Officer of HomeBanc Corp. effective September 1, 2004 and was appointed Chief Executive Officer effective January 12, 2007. Prior to joining HBMC, Mr. Race served as President and Chief Operating Officer of HomeSide Lending, Inc., a mortgage servicing company located in Jacksonville, Florida, from 1996 to September 2001. From 1989 to 1996, Mr. Race was President and Chief Financial Officer of Fleet Mortgage Group, another mortgage servicing company. Prior to serving as President and Chief Financial Officer of Fleet Mortgage Group, Mr. Race worked in the capital markets group of Fleet Mortgage’s parent company, Fleet Financial Group, where he was responsible for managing the MBS investment portfolio. In that capacity, Mr. Race also managed Fleet Financial’s non-conforming securitization transactions and served as a member of Fleet Financial Group’s asset liability committee. From 1985 to 1989, Mr. Race worked in the investment bank subsidiary of Citicorp in New York and was responsible for CMO/REMIC structuring, distribution and trading. Mr. Race received an economics and finance degree from Trinity University in 1982. In August 2003, Mr. Race was named as a defendant in a putative class action, In re National Australia Bank Securities Litigation, No. 03CV6537, in federal court in the Southern District of New York. The complaint alleged, among other things, that National Australia Bank, and its subsidiary, HomeSide Lending, their chief executive officers, Mr. Race and one other executive officer of HomeSide Lending violated the antifraud provisions of the federal securities laws relating to those companies’ valuation of mortgage servicing rights. All claims filed by the domestic plaintiffs against the defendants in this litigation were dismissed with prejudice by order of the court on January 12, 2007 and cannot be appealed. On October 25, 2006, the court issued an order dismissing the claims filed by the foreign plaintiffs against the defendants in this litigation. The foreign plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit on February 13, 2007.

Glenn T. Austin, Jr., 58, has been a director since our incorporation in March 2004. Mr. Austin retired from Fannie Mae in May 2003 after 21 years of service with that company. At Fannie Mae, Mr. Austin headed the Southeastern Regional Office as Senior Vice President. Before joining Fannie Mae, Mr. Austin was with PMI Mortgage Insurance Company as a Senior Vice President in charge of field operations. Mr. Austin presently is a member of the board of directors of Triad Guaranty, Inc., a provider of mortgage-related insurance products. Mr. Austin holds a B.B.A. degree in marketing from the University of Georgia.

Lawrence W. Hamilton, 49, has been a director since May 2005. Mr. Hamilton was Senior Vice President, Human Resources, of Tech Data Corporation from 1996 until June 2006. He joined Tech Data in 1993 as Vice President, Human Resources. From 1985 until 1993, Mr. Hamilton held various management positions in human resources and administration with Bristol-Myers Squibb Company. Mr. Hamilton holds a bachelor’s degree in political science from Fisk University and a master’s degree in public administration from the University of Alabama. He is presently in the dissertation phase of the doctorate education (HRD) degree from The George Washington University.

Warren Y. Jobe, 66, has been a director since August 2004. Mr. Jobe served as Executive Vice President at Georgia Power Company and as Senior Vice President of corporate development at the Southern Company, holding those positions from 1998 to June 2001, when he retired. From 1982 to 1998, Mr. Jobe served as Executive Vice President and Chief Financial Officer at Georgia Power. In all, he worked for the Southern Company or one of its subsidiaries since 1971. Mr. Jobe presently is a member of the board of directors of WellPoint, Inc., a provider of health care benefits, and UniSource Energy Corporation, a holding company for gas and electric service providers. Mr. Jobe also serves as a member of the Board of Trustees of STI Classic Funds, a family of mutual funds. Mr. Jobe holds a B.B.A. degree from the University of North Carolina at Chapel Hill and is a graduate of the Advanced Management Program of the Harvard Business School. Mr. Jobe is a Certified Public Accountant in Georgia and North Carolina and is a member of the Georgia Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Joel K. Manby, 47, has been a director since May 2005. Mr. Manby has been chief executive officer and president of Herschend Family Entertainment since 2001. Mr. Manby was chief executive officer of Greenlight.com from 2000 until 2001. From 1996 until 2000, Mr. Manby served as chief executive officer of Saab Cars, USA. Mr. Manby holds a bachelor’s degree in economics and management from Albion College and received his M.B.A. from Harvard Business School.

Robert C. Patton, 46, has been a director since May 2006. Mr. Patton has been president of Gartner Consulting, a division of Gartner, Inc., since April 2004. Prior to joining Gartner Consulting, Mr. Patton spent 13 years in senior management positions with Cap Gemini and its predecessor companies, most recently as chief executive officer of the government solutions division. Mr. Patton holds a B.B.A. in accounting with honors from the University of Georgia and is a graduate of the executive leadership program at the Kellogg School of Management at Northwestern University. Mr. Patton is a Certified Public Accountant in Georgia.

Bonnie L. Phipps, 59, has been a director since May 2005. Ms. Phipps has been the chief executive officer of St. Agnes Healthcare System since December 2005. From September 2002 until December 2005, Ms. Phipps was the chief executive officer of Saint Joseph’s Health System. From March 1996 until August 2002, Ms. Phipps held various executive positions with Promina Health System, Inc., including serving as president and chief executive officer from 2001 until 2002. Ms. Phipps received her bachelor’s degree in business administration and a master’s degree in professional accountancy from Georgia State University. Ms. Phipps is a Certified Public Accountant in Georgia.

John W. Spiegel, 65, has been a director since September 2005. Mr. Spiegel served as executive vice president and chief financial officer of SunTrust Banks, Inc., a bank holding company, until August 2000, when he became vice chairman and chief financial officer. He retired from these positions in August 2004. He continued to serve as a non-executive vice chairman of SunTrust Banks Holding Company, a wholly-owned subsidiary of SunTrust Banks, Inc., through March 31, 2005. Mr. Spiegel is presently a director of Bentley Pharmaceuticals, Inc., a specialty pharmaceutical company; a member of the board of trustees of Colonial Properties Trust, a REIT; a director and chairman of the board of S1 Corporation, a provider of integrated applications for financial institutions; and a director of Rock-Tenn Company, a leading manufacturer of packaging products, merchandising displays, and bleached and recycled paperboard. Mr. Spiegel received a bachelor’s degree in economics and political science from Wabash College, an M.B.A. from Emory University and a doctoral A.B.D. from Nova Southeastern University.

James B. Witherow, 54, has been a director since May 2006 and was elected as the non-executive chairman of the board in January 2007. The Reverend Witherow is an ordained minister in the Presbyterian Church (USA) serving as organizing pastor for Faith Presbyterian Church of East Parker County in Aledo, Texas and associate pastor of the First Presbyterian Church of Fort Worth, Texas since October 2003. Reverend Witherow served as president and chief executive officer of First Horizon Home Loan Corporation and president and chief executive officer of Sunbelt National Mortgage Corporation, a company acquired by First Horizon, from January 1992 until December 2000 and served as an advisor to First Horizon until July 2001. He has 28 years of experience in the mortgage banking industry with over 20 years in executive management. Reverend Witherow received his bachelor’s degree in commerce from the University of Virginia and a master’s degree in divinity from the Brite Divinity School of Texas Christian University.

Agreements or Understandings for Election to the Board

In January 2007, we entered into an amended and restated employment agreement with Mr. Race, which provides, among other things, that Mr. Race will be nominated to serve as a director on our board for three one-year terms.

Our Executive Officers

Our executive officers are selected by the board annually. Each of the executive officers provided below holds the title(s) listed by his or her name with each of HomeBanc Corp. and HBMC, except as otherwise indicated. The table below sets forth the names, ages and positions of our executive officers as of March 1, 2007.

Name	Age	Title
Kevin D. Race	46	Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer of HomeBanc Corp. and Director
J. Michael Barber	40	Executive Vice President and Chief Accounting Officer
Nicolas V. Chater	53	Executive Vice President, Deputy Chief Financial Officer of HomeBanc Corp. and Chief Financial Officer of HBMC
John Kubiak	45	Executive Vice President and Chief Investment Officer
Charles W. McGuire	60	Executive Vice President, General Counsel and Secretary
Dr. D. “Ike” Reighard	57	Executive Vice President and Chief People Officer
Norbert C. Theisen	50	Executive Vice President of Production Operations
Debra F. Watkins	49	Executive Vice President of Capital Markets
Jacqueline E. Yeaney	38	Executive Vice President and Chief Marketing Officer

Biographical information for Mr. Race is set forth above under the caption “—Director” above. Biographical information for each of our other executive officers is set forth below.

J. Michael Barber is an Executive Vice President and our Chief Accounting Officer. Mr. Barber joined us in September 2004 and previously served as Senior Vice President/Manager of Accounting Policy and Reporting with Union Planters Corp., a bank holding company, from 2001 to August 2004. From 1987 to 2001, Mr. Barber worked with PricewaterhouseCoopers LLP, where he was a Senior Manager in that organization’s banking practice. Mr. Barber received his B.B.A. in accounting from the University of Memphis in 1989. Mr. Barber is a Certified Public Accountant in Tennessee and is a member of the American Institute of Certified Public Accountants.

Nicolas V. Chater is an Executive Vice President and Deputy Chief Financial Officer of HomeBanc Corp. and is Chief Financial Officer of HBMC. Mr. Chater joined us in July 2004. Mr. Chater was chief financial officer of various subsidiaries of Cap Gemini from 1996 until December 2003. Prior to joining Cap Gemini, Mr. Chater spent 10 years as joint managing director of CDC Bourse in Paris, France. Mr. Chater received a Master of Arts degree in modern history from Oxford University in 1975.

John Kubiak is an Executive Vice President and our Chief Investment Officer. Mr. Kubiak joined us in October 2004 and previously served as Senior Vice President and Director of Capital Markets at Union Planters Corp., a bank holding company, since 2001. Prior to joining Union Planters Corp., Mr. Kubiak served for 11 years in various capacities at PNC Financial Services, a bank holding company. Mr. Kubiak received his Bachelor of Science degree in civil engineering in 1983 and his M.B.A. in 1987, both from the University of Pittsburgh.

Charles W. McGuire is our Executive Vice President, General Counsel and Secretary. Mr. McGuire joined HBMC in 2000 as General Counsel and continues to serve in that capacity for our company. Mr. McGuire has over 20 years of experience in the mortgage banking industry and provides legal representation, analysis and advice on all legal affairs. Prior to joining HBMC, Mr. McGuire worked with First Horizon Home Loan Corporation, and its predecessors in interest, from 1984 to 2000 as its Senior Vice President, Counsel and Secretary, where he provided in-house counsel on all legal matters and contractual issues. Mr. McGuire earned his J.D. from the University of Baltimore in 1976 and a Bachelor of Science degree from St. Peter’s College in 1972.

Dr. D. “Ike” Reighard is an Executive Vice President and our Chief People Officer. Dr. Reighard joined HBMC in December 2002 as Executive Vice President and Chief People Officer and continues to serve in that capacity. His responsibilities include the recruitment, retention, training and organizational development for HBMC. Prior to joining HBMC, Dr. Reighard was a human capital management consultant for two years and was the Senior Pastor of Northstar Church in Atlanta, Georgia from January 1997 to December 2002, where he remains as Founding Pastor. He was Senior Pastor of New Hope Baptist Church in Fayetteville, Georgia from 1976 to 1996. Dr. Reighard earned a Doctor of Ministry and Master’s of Divinity from Luther Rice Seminary in 1980 and 1978, respectively, and a bachelor’s degree from Mercer University in 1974.

Norbert C. Theisen is our Executive Vice President of Production Operations. Mr. Theisen joined HBMC in January 2001 as Director of Quality and Process. He assumed his current position in January 2006. Mr. Theisen is responsible for all store operations of HBMC, including underwriting, processing and closing. Prior to joining HBMC, Mr. Theisen was Senior Vice President/Chief Operating Officer for Primary Capital Mortgage from June 1999 to May 2000. From August 1994 to June 1999, Mr. Theisen was Vice President/Regional Mortgage Center Manager for PNC Mortgage Corporation of America. From March 1981 to July 1994, Mr. Theisen was employed in various management capacities by Banc One Mortgage Corporation, the mortgage banking subsidiary of Banc One Corporation, most recently as Vice President/Area Sales Manager. Mr. Theisen earned a bachelor’s degree from Eastern Michigan University in 1980.

Debra F. Watkins is our Executive Vice President of Capital Markets. Ms. Watkins joined HBMC in March 2002 as the Senior Vice President of Strategic Planning and Special Projects. She assumed her current role for HBMC in July 2002 and was appointed Executive Vice President in March 2003. Her responsibilities include securitization of the held-for-investment assets, interest rate risk management, credit risk, product development and management, post-closing operations, servicing and, until October 2003, treasury. Prior to joining HBMC, Ms. Watkins spent 18 years with HomeSide Lending, Inc. as Senior Vice President, with various responsibilities, including developing and implementing treasury and capital markets operations and directing complex strategic operational and technological projects.

Jacqueline E. Yeaney is an Executive Vice President and our Chief Marketing Officer. Ms. Yeaney joined HBMC in October 2004 as a Senior Vice President of e-Business and was appointed to her current position in February 2005. Ms. Yeaney oversees all aspects of marketing at HBMC, including strategic alliance marketing, brand management, market and customer research, advertising, public relations, field marketing, event management and community affairs. Prior to joining HBMC, Ms. Yeaney was Managing Director, Consumer Marketing for Delta Air Lines from February 2002 until October 2004. From August 1996 until February 2002, Ms. Yeaney was a consultant for Boston Consulting Group. Ms. Yeaney was also a Captain in the U.S. Air Force where she held the highest level security clearance. Ms. Yeaney earned an M.B.A. with a concentration in technology management from the Sloan School of Management at MIT in 1996 and a Bachelor of Science degree, magna cum laude, in electrical engineering from Rensselaer Polytechnic Institute in 1990.

CORPORATE GOVERNANCE MATTERS

Corporate Governance Philosophy; Code of Conduct and Ethics

We strive to maintain the highest standards of ethics and integrity, and we maintain policies and procedures setting forth these standards, including:

•	Corporate Governance Guidelines, including director independence standards and a shareholder communications policy;

•	a Code of Conduct and Ethics for all of our directors, executive officers and associates;

•	a Code of Ethics for our senior financial officers;

•	charters for each of the audit committee, the nominating and governance committee, and the compensation committee of the board, incorporating requirements of the SEC and NYSE for such committees; and

•	a whistleblower policy and procedures.

Our Corporate Governance Guidelines, Code of Ethics and Conduct, Code of Ethics for Senior Financial Officers, committee charters, and whistleblower policy and procedures are all available on our website at www.homebanc.com. We will post any waivers of our Code of Conduct and Ethics granted to our directors or executive officers on the “Investor Relations” portion of our website.

Our shareholders may request free copies of any of the documents listed above by contacting the following:

HomeBanc Corp.

Attention: Corporate Secretary

2002 Summit Boulevard, Suite 100

Atlanta, GA 30319

(404) 459-7400

Board of Directors

Meetings of the Board

Our corporate governance guidelines provide that each director is expected to attend all meetings of the board and committees on which such director serves and is expected to attend the annual meeting. All of our current directors attended our 2006 annual meeting of shareholders.

Our board held 13 meetings during 2006 and acted by unanimous written consent on two occasions. All directors attended at least 75% of all board and committee meetings during 2006.

Committees of the Board

Our board has the following four standing committees: the audit committee, the nominating and governance committee, the compensation committee, and the investment and risk management committee. The composition of our committees is set forth in the table below:

	Audit Committee	Compensation Committee	Nominating and Governance Committee	Investment and Risk Management Committee
Glenn T. Austin, Jr.*			X	X
Lawrence W. Hamilton*		X, •	X
Warren Y. Jobe*	X, •, <			X
Joel K. Manby*		X	X
Robert C. Patton*		X	X, •
Bonnie L. Phipps*	X, <	X
Kevin D. Race				X
John W. Spiegel*	X, <			X, •
James B. Witherow*	X, <			X

* Denotes an independent director.

• Denotes committee chairperson.

< Denotes audit committee financial expert.

Audit Committee. The audit committee assists the board of directors in its general oversight of our financial reporting, internal controls and audit functions. Our audit committee charter defines this committee’s primary duties, which include, among other things:

•

monitoring and assessing our compliance with legal and regulatory requirements, our financial reporting process and related internal control systems and the general oversight of our internal audit function;

•

overseeing the services provided by our outside auditors and being directly responsible for the appointment, independence, qualification, compensation and oversight of our independent auditors, who report directly to the audit committee;

•	providing an open means of communication among our independent auditors, financial and senior management, our internal audit department and our board of directors;

•	resolving any disagreements between our management and our independent auditors regarding our financial reporting;

•	meeting periodically with our senior executives, internal auditors and independent auditors; and

•	preparing the audit committee report for inclusion in our proxy statement for our annual meeting.

Our audit committee charter mandates that our audit committee pre-approve, to the extent required by applicable law, all audit, audit-related, tax and other services conducted by our independent auditors. Our audit committee met seven times during 2006. At each meeting, audit committee members hold executive sessions and meet privately with representatives of one or more of the following groups: our independent auditors, internal auditors and members of executive management, including our Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer and our Deputy Chief Financial Officer.

Our board has affirmatively determined that each member of our audit committee: (1) is financially literate; (2) qualifies as an “audit committee financial expert” within the meaning of SEC rules and regulations; and (3) is independent as defined in applicable SEC and NYSE rules and under our Director Independence Standards described below under “Director Independence.”

Compensation Committee. Our compensation committee charter defines this committee’s principal duties and responsibilities, which include, among other things:

•	establishing guidelines and standards for determining the compensation of our executive officers;

•	evaluating the performance of our Chief Executive Officer;

•	reviewing our executive compensation strategy and recommending to our board of directors improvements to our compensation policies;

•	determining and approving our Chief Executive Officer’s compensation level and reviewing and approving compensation levels for our other executive officers;

•	administering our equity-based incentive plans; and

•	preparing a report on executive compensation for inclusion in our proxy statement for our annual meeting.

Our compensation committee met 11 times during 2006 and acted by written consent on one occasion. Each member of our compensation committee is independent as defined in applicable SEC and NYSE rules and under our Director Independence Standards described below under “Director Independence.”

Nominating and Governance Committee.  Our nominating and governance committee charter defines this committee’s principal duties and responsibilities, which include, among other things:

•	establishing and periodically reviewing minimum qualification and selection criteria to be used for screening candidates for service on our board of directors;

•	identifying and evaluating individuals qualified to become members of our board of directors and recommending director candidates for consideration by our board of directors or shareholders;

•	considering and making recommendations to our board of directors regarding board size and composition, committee composition, and structure and procedures affecting directors;

•	developing, establishing and periodically reviewing our corporate governance principles and guidelines; and

•	overseeing the annual evaluation of our board of directors and the committees of the board of directors.

Our nominating and governance committee met three times during 2006 and acted by written consent on two occasions. Each member of our nominating and governance committee is independent as defined in applicable SEC and NYSE rules and under our Director Independence Standards described below under “Director Independence.”

Investment and Risk Management Committee. Our investment and risk management committee charter defines this committee’s principal duties and responsibilities, which include, among other things:

•	reviewing periodically the inherent risks relating to the Company’s business;

•	reviewing periodically the Company’s investment, loan portfolio and credit risk management objectives and compliance activities;

•	reviewing periodically and approving activities related to funding, liquidity and capital management, including, without limitation, debt and equity capital issuances and funding facilities;

•	reviewing periodically and approving policies related to asset and liability management, secondary marketing, investments, derivatives, portfolio management, credit, liquidity and capital management;

•	reviewing periodically and approving management proposals and recommendations regarding raising new capital, issuances of debt and trust preferred securities, and liquidity facilities; and

•	establishing risk parameters and monitoring risk exposure, including the process of managing risks and establishment of appropriate reserves.

The investment and risk management committee met four times during 2006. Four of the five members of our investment and risk management committee, Messrs. Austin, Jobe, Spiegel and Witherow, are independent as defined in applicable SEC and NYSE rules and under our Director Independence Standards described below under “Director Independence.”

Director Independence

The board conducts annual reviews of the independence of the members of the board and its committees. In order to evaluate the independence of each director, our corporate governance guidelines set forth categorical standards for independence, which we refer to as our “Director Independence Standards,” and which are set forth in Appendix A to our corporate governance guidelines, which are available on our website at www.homebanc.com. Our corporate governance guidelines further provide that all non-management members of our board must be independent directors, as determined under our Director Independence Standards. Directors who are independent directors when initially elected who, for any reason, may subsequently not satisfy all of the criteria for independence set forth in the Director Independence Standards must immediately notify the chairman of our board and the chairman of the nominating and governance committee of the change in status. Our chairman of the board and the chairman of the nominating and governance committee will review the continued appropriateness of membership on our board under the changed circumstances.

The board has reviewed director independence for each of our directors under applicable NYSE and SEC rules and our Director Independence Standards. In performing this review, the board considered all transactions and relationships between each director and our company and its subsidiaries, affiliates, senior executives and auditors. As a result of this review, the board affirmatively determined that the following eight directors are independent: Glenn T. Austin, Jr., Lawrence W. Hamilton, Warren Y. Jobe, Joel K. Manby, Robert C. Patton, Bonnie L. Phipps, John W. Spiegel and James B. Witherow. Each of the audit committee, the compensation committee, and the nominating and governance committee is comprised solely of independent directors. In addition, a majority of the members of the investment and risk management committee are required to be independent directors.

Executive Sessions of Independent Directors; Lead Director

Our non-management and independent directors meet without management present, which we refer to as meetings in “executive session,” at each regularly scheduled board meeting. In 2006, our independent directors designated Joel K. Manby to serve as the lead director of our board. In January 2007, our independent directors designated James B. Witherow, the non-executive chairman of the board, to serve as the lead director until his successor is duly chosen by the independent directors in accordance with our corporate governance guidelines. The lead director is responsible for leading the executive sessions of independent directors, advising on board meeting schedules and agendas, and for performing such other duties as are requested by the board. The general authority and responsibilities of the lead director also generally include communicating the results of the evaluations of our Chief Executive Officer, and, where appropriate, coordinating responses to shareholders and leading the board in crisis situations.

Communications with the Board

Any shareholder or other interested party who wishes to communicate directly with the chairman of the board, the lead director, any other director or the non-management directors as a group may do so by writing to:

HomeBanc Corp.

c/o Office of the General Counsel

2002 Summit Boulevard,Suite 100

Atlanta, GA 30319

(404) 459-7400

All communications will be compiled by our company’s secretary and submitted to the board at its next regularly scheduled meeting.

Selection of Nominees for Director

Our directors take a critical role in guiding our strategic direction and overseeing our management. Our board has delegated to the nominating and governance committee the responsibility for reviewing and recommending nominees for membership on the board. Directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of our company and shareholders. In selecting candidates for nomination as directors, the nominating and governance committee considers such criteria as it deems appropriate, including, among other factors, such nominee’s current or recent experience as a senior executive officer, business expertise, industry experience, general ability to enhance the overall composition of the board and subscription to our company’s values philosophy. Such standards and qualification criteria are set forth in our corporate governance guidelines.

Nominees Recommended by Shareholders

Any shareholder may recommend a candidate for nomination, provided the shareholder has continuously held, for at least the one year prior to the date the nomination is submitted, at least $2,000 in market value, or 1%, of our securities entitled to vote for the election of directors, by submitting notice of such recommendation, together with the other information specified herein, in writing, to the Nominating and Governance Committee of HomeBanc Corp., c/o Secretary, HomeBanc Corp., 2002 Summit Boulevard, Suite 100, Atlanta, Georgia 30319. In order to be considered by the board and the nominating and governance committee, such nominations must be received no less than 120 days and no more than 180 days prior to the anniversary of the date of our notice of annual meeting provided with respect to the previous year’s annual meeting of shareholders. However, if no annual meeting was held in the previous year, or, if the date of the next annual meeting has been changed by more than 30 calendar days from the date of the previous year’s annual meeting, such notice by the shareholder, to be timely, must be received no later than the close of business on the 10th day following the date on which the notice of the date of the annual meeting is given to shareholders or made public, whichever occurs first.

Shareholder recommendations of director nominees must set forth the following information, to the extent known to the recommending shareholder:

•	the name, age, business address and residence address of the proposed nominee;

•	the principal occupation or employment of the proposed nominee;

•	the class and number of shares of our company’s common stock beneficially owned by the proposed nominee;

•	the signed consent of the proposed nominee to being nominated and to serving as a director;

•	a description of the relationship between the proposed nominee and the shareholder making the nomination, including material interests of the shareholder in the business of the nominee;

•

a description of any arrangement or understanding between the proposed nominee and the shareholder making the nomination or any other person or persons (and the name of such other person or persons) pursuant to which the nominations are made by the shareholder making the nomination;

•	the name and address of the shareholder, as they appear on our record books;

•	the class and number of shares of our common stock beneficially owned by the shareholder making the nomination recommendation;

•	any other information required to be disclosed in solicitations of proxies for elections of directors or that is otherwise required pursuant to the SEC proxy rules;

•	a director and officer questionnaire completed by the proposed nominee; and

•	a consent that permits us to conduct background checks of the proposed nominee.

No shareholder nominee shall be eligible for election unless that person is nominated by the nominating and governance committee after compliance with these procedures.

There have been no amendments to the procedures for shareholder nomination of candidates for director since our incorporation in March 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file certain reports with respect to their beneficial ownership of our common stock. In addition, Item 405 of Regulation S-K requires us to identify each reporting person who failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year. Each of our directors and executive offers failed to file a timely Form 4 to report the acquisition from the Company on November 17, 2006 of additional RSUs acquired pursuant to a dividend equivalent rights feature of previously granted RSUs and SARs. A Form 5 was filed on behalf of each director and executive officer to report such dividend equivalent rights upon discovery of the omission.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In the paragraphs that follow, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our top executive officers, and the material factors that we considered in making those decisions. Later in this Report you will find a series of tables containing specific information about the compensation earned or paid in 2006 to the following individuals, whom we refer to as our “named executive officers:”

•	Patrick S. Flood, our former Chairman and Chief Executive Officer;
•	Kevin D. Race, our Chief Executive Officer, President, Chief Financial Officer and Chief Operating Officer;
•	John Kubiak, our Executive Vice President and Chief Investment Officer;
•	Dr. D. “Ike” Reighard, our Executive Vice President and Chief People Officer; and
•	Dr. Paul Lopez, our former Executive Vice President of Business Development.

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Objective of Our Compensation Program

The objective of our compensation program is to attract, retain, motivate and reward executives who contribute to our financial and operational success, which ultimately builds value for our shareholders. We believe that, in order to do this effectively, our compensation program must:

•	provide our executives with total compensation opportunities at levels that are competitive for comparable positions at companies with whom we compete for talent;

•	directly link a significant portion of total compensation to the company’s achievement of performance goals in a way that proportionally rewards higher performance levels;

•	closely align our executive’s interests with those of our shareholders by making stock-based incentives a core element of our executives’ compensation; and

•	maintain an appropriate balance between focusing on achievement of objective financial goals and maintaining flexibility to allow for the exercise of discretion in making compensation decisions.

Role of the Compensation Committee

Our compensation committee assists our board in discharging its responsibilities relating to compensation of our executive officers. Each of the four members of our compensation committee is independent as that term is defined under the listing standards of the New York Stock Exchange and the Categorical Standards adopted by our board. We believe that their independence from management allows the compensation committee members to provide objective consideration of various elements that could be included in an executive compensation program and apply independent judgment about which elements and designs best achieve our compensation objectives.

To assist in evaluating our compensation practices, the Compensation Committee from time to time retains independent compensation consultants to provide advice and ongoing recommendations regarding executive compensation that are consistent with our business goals and pay philosophy. In 2006, the Compensation Committee retained the executive compensation consulting services of Pearl Meyer & Partners (“Pearl Meyer”). Pearl Meyer assists the compensation committee in compiling, reviewing and analyzing competitive market data and other compensation information, and provides recommendations with respect to appropriate levels of executive compensation. We believe that this input and advice produces more informed decision-making and assures that an objective perspective is considered in this important governance process.

Market Data

The compensation committee reviews and analyzes market data to ensure that our executive officer compensation is competitive with the marketplace. As part of its process for setting 2006 compensation, the Committee reviewed compensation levels, programs and practices of a peer group developed by Pearl Meyer consisting of 16 mortgage REITs with total assets ranging from approximately $5 billion to $13 billion (the “Peer Group”). We use this information to test the reasonableness of the compensation decisions we make. In general, we try to target salaries at the median level within the Peer Group, and target annual incentives and long-term equity awards at the median level within the Peer Group when target goals are met, and at approximately the 75% percentile of the Peer Group when target goals are exceeded.

The following REITs were included in the Peer Group:

Aames Investment Corporation	Fremont General Corporation
Accredited Home Lenders Holding Co.	Friedman, Billings, Ramsey Group
Anworth Mortgage Asset Corp.	iStar Financial Inc.
CapitalSource, Inc.	Luminent Mortgage Capital, Inc.
Capstead Mortgage Corp.	MFA Mortgage Investments, Inc.
Delta Financial Corporation	MtgIT Holdings, Inc.
ECC Capital Corporation	Opteum Inc.
Fieldstone Investment Corporation	Saxon Capital, Inc.

How We Determine and Assess Executive Compensation

We believe that the total compensation package available to our executives should be fair and competitive, should provide enhanced levels of financial reward based on higher levels of performance, and should be designed to recognize and reward both short- and long-term performance. We set compensation levels for our executive officers to be competitive within the mortgage REIT industry, after careful consideration and analysis of market survey data provided by our independent compensation consultant. We also consider and factor into our compensation decisions our overall performance relative to our Peer Group.

No specific formula or weightings are used in regard to the allocation of the various pay elements within our executive compensation program. In general, we emphasize annual performance incentives and long-term equity incentives over fixed compensation such as base salary. For example, in 2006 “at risk” variable compensation and long-term equity compensation as a percentage of total annual target compensation was approximately 58% for Messrs. Flood and Race, 50% for Dr. Lopez, and 45% for Mr. Kubiak and Dr. Reighard.

We believe our most senior executives should have a greater percentage of pay at risk (reflecting their increased ability to impact our performance) and a greater percentage of pay in the form of long-term incentives (reflecting greater ability to impact long-term shareholder value). Going forward, the compensation committee intends to continue this approach by providing a greater percentage of the total compensation to our executive officers in the form of variable “at risk” compensation opportunities in the form of annual cash incentives and long-term equity incentives and a smaller percentage on fixed compensation in the form of base salary.

Historically, our Chief Executive Officer, with input from our Chief Operating Officer, has recommended to the compensation committee base salary, target bonus levels, actual bonus payouts and long-term incentive grants for our executive officers (other than himself). These recommendations are based on data and analysis provided by our independent compensation consultant and qualitative judgments regarding individual performance. Our Chief Executive Officer is not involved with any aspect of determining his own pay.

Elements of our Compensation Program

Our executive officer compensation program consists of the following elements: base salary, annual incentives, long-term equity incentive, retirement benefits, and severance and change in control benefits.

Base Salary

We provide base salaries to our executive officers as compensation for day-to-day responsibilities and sustained performance. Base salaries are set based on a variety of factors, including competitive pay levels relative to our industry and to the companies in our Peer Group, internal pay alignment and equity, and an overall assessment of company and individual performance. We generally target salaries at the median level within our Peer Group. The compensation committee also considers input from our Chief Executive Officer to be important in assessing individual performance and making salary decisions with respect to other executive officers.

Based on its review of these factors, including the fact that our executive officer salaries were above median relative to our Peer Group, the compensation committee decided not to increase the base salaries of the named executive officers for 2006.

Annual Cash Incentives

We provide annual performance incentives to our executive officers that provide a direct link between the Company’s annual performance and executive compensation. Annual bonus opportunities are intended to support the achievement of our business strategies by tying a significant portion of compensation to the achievement of established financial objectives for the year, as well recognize and reward significant individual achievement.

For 2006, the compensation committee adopted a bonus program (the “2006 Bonus Program”) that provided our executive officers with an opportunity to earn cash bonuses based on the achievement of certain financial metrics and individual performance metrics. Under the 2006 Bonus Program, a bonus pool would be funded based on our success at achieving financial targets relating to the following performance metrics: (1) pre-tax earnings determined under GAAP; (2) REIT taxable income; and (3) origination efficiency (generally determined by dividing specified expenses by total loan origination volume) (collectively, the “2006 Bonus Metrics”). Each of the 2006 Bonus Metrics would carry equal weight in determining the funding of the bonus pool, provided, however, that if the Company failed to achieve a minimum threshold level of pre-tax earnings, the bonus pool would not be funded, and executive officers would not receive any annual bonus for 2006.

The target bonus awards under the 2006 Bonus Program were 75% of base salary for Messrs. Flood and Race, 50% of base salary for Mr. Kubiak and Dr. Reighard, and approximately 73% of base salary for Dr. Lopez. The actual amount of individual bonuses to be earned by the named executive officers would be determined by the compensation committee in its discretion based on the Company’s achievement of the 2006 Bonus Metrics and individual performance metrics, including goals relating to implementation of strategic initiatives, financial planning and budgeting. For Messrs. Flood and Race, the amount of bonus earned would be based 75% on the company’s achievement of the 2006 Bonus Metrics and 25% on individual performance metrics; for Mr. Kubiak and Drs. Reighard and Lopez, the amount of bonus earned would be based 50% on the Company’s achievement of the 2006 Bonus Metrics and 50% on individual performance metrics.

For 2006, we did not achieve the minimum threshold level of pre-tax earnings required to fund the bonus pool under the 2006 Bonus Program, and therefore no annual incentive bonuses were paid to executive officers for 2006. A $50,000 retention bonus, however, was paid to Mr. Kubiak pursuant to the terms of a retention bonus agreement we entered into with Mr. Kubiak on November 30, 2006. Pursuant to the terms of this agreement, we agreed to pay Mr. Kubiak $50,000 on each of December 31, 2006 and March 31, 2007, provided that on each such date, Mr. Kubiak is an employee in good standing and a change in control of the Company has not occurred. This bonus arrangement with Mr. Kubiak was intended to reflect and reward his past contributions to the Company and his ongoing commitment to our success.

Long-Term Equity Incentives

The compensation committee considers annual equity grants to be effective forms of compensation for executive officers and other key employees because they provide incentives for strong performance leading to enhanced shareholder value. Equity awards encourage executive retention, because they vest over a period of years of continuous service, and reward corporate performance, because their value is tied to the value of our common stock. The compensation committee does not target a certain percentage of total compensation to be provided to executive officers in the form of equity based awards.

In April 2006, the compensation committee approved an annual grant of RSUs to our executive officers. The committee believed that time-vesting, full-value RSUs were an appropriate form of equity award to provide both retention value and incentive for creating long-term shareholder value. The number of awards granted to each executive officer was approved by the compensation committee based on recommendations made by our Chief Executive Officer. These decisions were based on a variety of factors, including the officer’s level of responsibility and an assessment of individual performance criteria, and competitive market data. For more information regarding these long-term incentives granted to our named executive officers in 2006, please see the “Grants of Plan-based Awards” and “Outstanding Equity Awards at Fiscal Year-End” tables and the related footnotes.

Retirement Benefits

Retirement benefits also fulfill an important role within our overall executive compensation objective because they provide a financial security component which promotes retention. We believe that our retirement program, including the amount of benefit, is comparable to those offered by the companies in our Peer Group and, as a result, are needed to ensure that our executive compensation remains competitive.

We maintain the HomeBanc Mortgage Corporation 401(k) Retirement Plan, a tax-qualified, defined contribution employee benefit plan in which a substantial majority of our employees, including the named executive officers, are eligible to participate. We match 25% of employee contributions to the plan, up to a maximum of 6% of an employee’s total calendar year compensation (subject to IRS limits). In addition, we maintain the HomeBanc Mortgage Corporation Deferred Compensation Plan, a nonqualified deferred compensation plan that is available to a select group of management or highly compensated employees, including our named executive officers. The Deferred Compensation Plan is described in more detail beginning on page F-42 of this Report.

Severance and Change in Control Arrangements

We have employment agreements with Messrs. Race, Kubiak and Dr. Reighard that provide, among other things, that the executive will be entitled to receive certain severance benefits in the event of a termination of his employment, and the executive will be entitled to increased benefits in the event that a termination of his employment following a change in control of the Company. We believe these employment agreements are an important element of our executive officers’ overall compensation package. The agreements serve to ensure the continued employment and dedication of our executive officers notwithstanding any personal concerns they may have regarding their own continued employment, either prior to or following a change in control.

We had an employment agreement with Mr. Flood that was terminated effective as of January 31, 2007 in connection with his departure from the Company. We entered into a Separation and Release Agreement with Mr. Flood that confirmed the schedule for the payment of amounts that Mr. Flood was entitled to receive under his employment agreement in connection with departure from the Company. These payments are described below under “Potential Payments Upon Termination or Change in Control” beginning on page 148 of this Report. We also had employment agreement with Dr. Lopez that was terminated effective as of February 15, 2007 in connection with his retirement.

The potential severance and change in control benefits payable to our current executive officers, as well as the severance payments and benefits that were paid to Mr. Flood and Dr. Lopez are described in “Potential Payments Upon Termination or Change in Control” on page 148 of this Report.

Tax and Accounting Considerations

The accounting and tax treatment of compensation generally has not been a factor in determining the amounts of compensation for our executive officers. However, the Compensation Committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to us with the benefit/value to the executive.

Section 162(m) of the Code places a limit of $1 million on the amount of compensation that we may deduct in any year with respect to any one of our named executive officers. It is the Compensation Committee’s intent to maximize deductibility of executive compensation while retaining some discretion needed to compensate executives in a manner commensurate with performance and the competitive landscape for executive talent. All compensation paid to our executive officers in 2006 was fully deductible by the Company.

With the adoption of SFAS No. 123(R), we do not expect accounting treatment of differing forms of equity awards to vary significantly and, therefore, accounting treatment is not expected to have a material effect on the selection of forms of compensation.

Equity Grant Practices

Historically, we have not timed the grant of equity awards to coincide with, precede or follow the release of material non-public information. In October 2006, we adopted an internal policy regarding approval and timing of equity awards. This policy provides, among other things, that equity awards will be approved by the Compensation Committee or by the full Board at a regularly scheduled meeting, except that our Chief Executive Officer is authorized to make certain limited awards to employees who are not executive officers. The policy provides that the grant date for equity awards shall be the date of approval of such awards or a future date specified by the Compensation Committee. The grant date for awards to newly hired employees shall be as of a specified date on a quarterly basis.

Stock Ownership Guidelines

While many of our executive officers have significant company stock holdings, we do not currently have specific guidelines regarding stock ownership for our executive officers. We believe that the annual equity based awards to our executive officers provide a sufficient opportunity for the executives to acquire our common stock and to further align their interest with the interests of our shareholders, but we may consider in the future whether adoption of an internal policy regarding share ownership guidelines for our executive officers is appropriate.

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Patrick S. Flood—	2006	875,000	—		507,296	199,038	—	56,323	1,637,657
Former Chairman and Chief Executive Officer (3)

Kevin D. Race—	2006	600,000	—		259,205	111,541	—	29,103	999,849
Chief Executive Officer, President, Chief Financial Officer and Chief Operating Officer (3)

John Kubiak—	2006	250,000	50,000	(5)	67,500	11,628	—	6,938	386,066
Executive Vice President and Chief Investment Officer

Dr. D. “Ike” Reighard—	2006	275,000	—		48,917	19,957	—	21,578	365,452
Executive Vice President and Chief People Officer

Dr. Paul Lopez—	2006	275,000	—		50,833	20,023	—	22,297	368,153
Former Executive Vice President of Business Development (4)

(1)	Represents the proportionate amount of the total fair value of stock and option awards recognized by the Company as an expense in 2006 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in 2006 were determined in accordance with SFAS No. 123(R). The awards for which expense is shown in this table include the awards described in the Grants of Plan-Based Awards table beginning on page 143 of this Report, as well as awards granted in 2004 and 2005 for which we continued to recognize expense in 2006. The grant date fair value of the stock awards are based on the fair market value of the underlying shares on the date of grant. The assumptions used in determining the grant date fair values of the option awards are set forth in the notes to the Company’s consolidated financial statements, which are included in this Report beginning on page F-9.

(2)	Amounts included in this column are as follows:

	Mr. Flood ($)	Mr. Race ($)	Mr. Kubiak ($)	Dr. Reighard ($)	Dr. Lopez ($)
Company contributions to 401(k) Plan	4,844	3,131	938	3,578	4,297

Perquisites:
Business Allowance	—	—	6,000	18,000	18,000
Club Dues	5,000	5,000	—	—	—
Auto Allowance	31,479	20,972	—	—	—
Supplemental Insurance Premiums	15,000	—	—	—	—

Total	56,323	29,103	6,938	21,578	22,297

(3)	On January 12, 2007, Mr. Race replaced Mr. Flood as the Chief Executive Officer of the Company.

(4)	Dr. Lopez’s employment with the Company terminated effective as of February 15, 2007.

(5)	Reflects a retention bonus paid pursuant to the terms of a retention bonus agreement entered into with Mr. Kubiak on November 30, 2006.

2006 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
			Threshold ($)	Target ($)	Maximum ($)
Patrick S. Flood			—	656,250	656,250
	4/1/06	2/23/06				62,960	$553,418
Kevin D. Race			—	450,000	450,000
	4/1/06	2/23/06				44,205	388,562
John Kubiak			—	125,000	125,000
	4/1/06	2/23/06				9,386	82,503
Dr. D. “Ike” Reighard			—	137,500	137,500
	4/1/06	2/23/06				9,728	85,509
Dr. Paul Lopez			—	200,000	200,000
	4/1/06	2/23/06				8,289	72,860

(1)	Represents target and maximum payout levels under the 2006 Bonus Program. Threshold payout levels were not established under the 2006 Bonus Program. No incentive bonuses were earned by the named executive officers for 2006 because the Company did not achieve a threshold level of pre-tax earnings required to fund the bonus pool under the 2006 Bonus Program, as reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. Additional information regarding the design of the 2006 Bonus Program is included in the Compensation Discussion and Analysis beginning on page 136 of this Report.

(2)	Reflects RSUs which vest in five equal annual installments beginning on the first anniversary of their grant date, or earlier upon the executive’s termination of employment with the Company by reason of death, disability or retirement, or termination by the Company without cause within two years following a change in control of the Company. RSUs convert to shares of our common stock on a one-for-one basis on the vesting date. RSUs accrue cash dividends with respect to the underlying shares of stock which are credited to a cash account established for the executive, subject to the same forfeiture provisions and restrictions on transferability as the underlying RSUs to which they relate, and are paid out on the day the RSUs vest.

(3)	Represents the grant date fair value of the RSUs determined in accordance with FAS 123(R) based on the fair market value of the underlying shares on the date of grant.

Employment Agreements

We have employment agreements with Messrs. Race, Kubiak and Dr. Reighard that include the terms described below. The employment agreement with Mr. Race was entered into as of January 29, 2007 in connection with Mr. Race’s election to succeed Mr. Flood as our Chief Executive Officer. We previously had an employment agreement with Mr. Flood that was terminated in connection with Mr. Flood’s departure from the Company effective January 31, 2007.

Term. The new employment agreement with Mr. Race is for an initial term extending until June 30, 2009. Beginning on June 30, 2007, and on each June 30 thereafter, the agreement will be automatically extended for an additional one-year period, but either the Company or Mr. Race may cause the agreement to cease to extend automatically by giving notice to the other party prior to any June 30 renewal date. The employment agreements with Mr. Kubiak and Dr. Reighard provide for an initial term extending until October 31, 2008 and June 30, 2006, respectively. On the date that is one year prior to the expiration of the initial term, and on each anniversary of such date thereafter, each of the agreements is automatically extended for an additional one-year period, but either the Company or the executive officer may cause the agreement to cease to extend automatically by giving notice to the other party prior to any such renewal date.

Salary and Benefits. The employment agreements with Messrs. Race and Kubiak and Dr. Reighard provide that each executive is entitled to a base annual salary (subject to annual review and increases for merit performance) and is entitled to participate in all incentive, savings, retirement and welfare benefit plans generally made available to our senior management personnel. The current annual base salaries of Messrs. Race, Kubiak and Dr. Reighard are $700,000, $250,000 and $275,000, respectively. Each of these executives will have an opportunity to earn an annual cash bonus based upon achievement of performance goals established by the compensation committee. Mr. Race’s employment agreement specifically provides that his target annual cash bonus shall be determined by the compensation committee and shall, at plan, be 60% of his annual base salary for such year but shall not exceed 90% of his base salary for such year. In addition, each of the executives is entitled to fringe benefits generally made available to our senior management personnel, including a business allowance and, in the case of Mr. Race, a leased automobile and reimbursement of up to $5,000 per year for club dues and up to $3,000 for the cost of an annual physical examination.

Equity Awards. The employment agreements provide that the executives will be eligible for grants under the Company’s long-term incentive plan or plans generally made available to the Company’s senior management personnel. In addition, pursuant to Mr. Race’s agreement, he received a special award of 65,789 restricted stock units in recognition of his promotion to the position of Chief Executive Officer.

Termination. The employment agreements may be terminated by us at any time with or without “cause” (as defined therein), or by the executive with or without “good reason” (as defined therein). The agreements also terminate upon the death, disability or retirement of the executive. Depending on the reason for the termination and when it occurs, the executive will be entitled to certain severance benefits, as described below under “Potential Payments Upon Termination or Change in Control” beginning on page 148 of this Report.

Restrictive Covenants. Each executives has agreed in his employment agreement not to disclose confidential information, and not to solicit our customers or recruit our employees, for a period of 24 months following the termination of his employment (or for a period of 12 months if such termination follows within two years of a change of control), in the case of Mr. Race, or for a period of 12 months following the termination of his employment, in the case of Mr. Kubiak and Dr. Reighard.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($) (5)
Name	(Exercisable)	(Unexercisable)

Patrick S. Flood (6)	125,000	125,000 (1)	7.50	7/14/14
	1,827	5,488 (2)	8.99	7/14/15
					254,240 (4)	1,075,435

Kevin D. Race	70,000	70,000 (1)	7.50	7/14/14
	1,193	3,578 (2)	8.99	7/14/15
					138,807 (4)	587,154

John Kubiak	7,500	7,500 (3)	7.50	7/14/14
					27,071 (4)	114,510

Dr. D. “Ike” Reighard	12,500	12,500 (1)	7.50	7/14/14
	470	1,411 (2)	8.99	7/14/15
					26,683 (4)	112,869

Dr. Paul Lopez (7)	12,500	12,500 (1)	7.50	7/14/14
	437	1,310 (2)	8.99	7/14/15
					26,517 (4)	112,167

(1)	The SARs were granted on July 14, 2004, and vest in one-forth increments on each of the first four anniversaries of the grant date, or earlier upon the executive’s termination of employment with the Company by reason of death, disability or retirement, or termination by the Company without cause within two years following a change in control of the Company.

(2)	The SARs were granted on July 14, 2005, and vest in one-forth increments on each of the first four anniversaries of the grant date, or earlier upon the executive’s termination of employment with the Company by reason of death, disability or retirement, or termination by the Company without cause within two years following a change in control of the Company.

(3)	The SARs were granted on October 25, 2004, and vest in one-forth increments on each of the first four anniversaries of the grant date, or earlier upon the executive’s termination of employment with the Company by reason of death, disability or retirement, or termination by the Company without cause within two years following a change in control of the Company.

(4)	Reflects RSUs that vest on the dates indicated in the chart below, or earlier upon the executive’s termination of employment with the Company by reason of death, disability or retirement, or termination by the Company without cause within two years following a change in control of the Company.

Name	4/1/07	7/14/07	10/25/07	4/1/08	7/14/08	10/25/08	4/1/09	7/14/09	4/1/10	4/1/11	Total
Mr. Flood	12,592	101,823	—	12,592	83,975	—	12,592	5,482	12,592	12,592	254,240
Mr. Race	8,841	50,193	—	8,841	40,830	—	8,841	3,579	8,841	8,841	138,807
Mr. Kubiak	1,877	—	9,091	1,877	—	8,595	1,877	—	1,877	1,877	27,071
Dr. Reighard	1,946	8,856	—	1,946	7,213	—	1,945	886	1,946	1,945	26,683
Dr. Lopez	1,658	9,280	—	1,658	7,638	—	1,658	1,310	1,657	1,658	26,517

(5)	Reflects the value as calculated based on the closing price of our common stock on December 29, 2006.

(6)	In connection with Mr. Flood’s departure from the Company effective as of January 31, 2007, all of his outstanding RSUs became fully vested and converted to shares of common stock, and all of his unvested SARs became fully vested and exercisable and will expire three months following his termination.

(7)	In connection with Mr. Lopez’s retirement from the Company effective as of February 15, 2007, all of his outstanding RSUs became fully vested and converted to shares of common stock, and all of his unvested SARs became fully vested and exercisable and will expire three months following his termination.

2006 OPTION EXERCISES AND STOCK VESTED TABLE

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (1)

Patrick S. Flood	88,527	684,316

Kevin D. Race	43,104	333,194

John Kubiak	9,624	51,007

Dr. D. “Ike” Reighard	7,606	58,796

Dr. Paul Lopez	8,030	62,076

(1)	Value realized represents the fair market value of the underlying shares on the vesting date.

2006 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Patrick S. Flood	87,500 (1)	—	25,758	—	393,468

Kevin D. Race	50,282 (2)	—	22,390	—	219,217

John Kubiak	7,500 (1)	—	278	—	7,778

Dr. D. “Ike” Reighard	—	—	—	—	—

Dr. Paul Lopez	74,400 (2)	—	29,501	36,999	312,483

(1)	Reflects deferrals of base salary under the Company’s Deferred Compensation Plan. These amounts are reported as 2006 compensation in the Salary column of the Summary Compensation Table.
(2)	Reflects deferrals of annual incentive bonuses earned for 2005 that were paid in 2006. These amounts are not reported as 2006 compensation in the Summary Compensation Table.

The HomeBanc Mortgage Corporation Deferred Compensation Plan is a nonqualified deferred compensation plan pursuant to which the named executive officers may elect to defer up to 75% of their base salary and up to 100% of their annual cash incentive bonus. Deferred amounts are credited to each participant’s account, which is indexed to one or more investment alternatives chosen by each participant from a range of mutual fund offering and other investments available under the plan. Each participant’s account is adjusted to reflect the investment performance of the selected investments. Benefits under the plan are payable in cash and generally will be paid in either a lump-sum or in annual installments over a certain term upon retirement, death or other termination of employment, as elected in advance by the participant. A participant may also elect to receive some or all of the deferred amounts and related earnings pursuant to an in-service distribution, subject to a minimum five year deferral.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Company has entered into employment agreements with each of the named executive officers, and also maintains certain other plans and arrangements in which the named executive officers participate, that provide benefits to the named executive officers in the event of a termination of employment under certain circumstances. The following table summarizes the value of payments and benefits that each of the named executive officers would be entitled to receive assuming that a termination of employment occurred on December 31, 2006 under the circumstances shown. The amounts shown in the table exclude distributions under our 401(k) retirement plan that is generally available to all of our salaried employees.

	Mr. Flood ($) (1)	Mr. Race ($)	Mr. Kubiak ($)		Dr. Reighard ($)	Dr. Lopez ($) (2)
Reason for Termination:
By Executive for Good Reason; By Company Without Cause
Accrued Obligations (3)	67,308	46,154	19,231		21,154	21,154
Pro Rata Bonus (4)	656,250	450,000	125,000		137,500	200,000
Cash Severance (5)	3,062,500	2,100,000	375,000		412,500	475,000
Health & Welfare Continuation (6)	18,179	18,179	8,414		8,491	5,604
Value of Accelerated Equity Awards (7)	1,075,435	587,152	115,064		112,869	112,166
Outplacement Services (8)	218,750	150,000	62,500		68,750	68,750
Payout of Deferred Compensation (9)	393,468	219,217	0	(11)	0	0	(12)

Total Estimated Value of Payments and Benefits	5,491,890	3,570,702	705,209		761,264	882,674

Death, Disability or Retirement
Accrued Obligations (3)	67,308	46,154	19,231		21,154	21,154
Pro Rata Bonus (4)	656,250	450,000	125,000		137,500	200,000
Value of Accelerated Equity Awards (7)	1,075,435	587,152	115,064		112,869	112,166
Payout of Deferred Compensation (9)	393,468	219,217	7,778	(11)	0	312,483	(12)

Total Estimated Value of Payments and Benefits	2,192,461	1,302,523	267,073		271,523	645,803

By Company for Cause; By Executive without Good Reason (Voluntary)
Accrued Obligations (3)	67,308	46,154	19,231		21,154	21,154
Payout of Deferred Compensation (9)	393,468	219,217	0	(11)	0	0	(12)

Total Estimated Value of Payments and Benefits	460,776	265,371	19,231		21,154	21,154

Termination Within 24 Months Following a Change of Control
Accrued Obligations (3)	67,308	46,154	19,231		21,154	21,154
Pro Rata Bonus (4)	656,250	450,000	125,000		137,500	200,000
Cash Severance (5)	3,828,125	2,625,000	562,500		618,750	712,500
Health & Welfare Continuation (6)	22,723	22,723	12,621		12,736	8,407
Value of Accelerated Equity Awards (7)	1,075,435	587,152	115,064		112,869	112,166
Outplacement Services (8)	218,750	150,000	62,500		68,750	68,750
Payout of Deferred Compensation (9)	393,468	219,217	7,778		0	312,483
Estimated 280G Gross-Up Payment (10)	1,854,734	1,244,863	0		0	0

Total Estimated Value of Payments and Benefits	8,116,793	5,354,109	904,694		971,759	1,435,460

(1)	Mr. Flood’s employment with the Company was terminated by the Company “without Cause” (as defined in Mr. Flood’s employment agreement) effective as of January 31, 2007. We entered into a Separation and Release Agreement with Mr. Flood that confirmed the schedule for the payment of amounts that Mr. Flood was entitled to receive under his employment agreement in connection with his termination of employment. Mr. Flood received or will receive $110,616 in accrued salary and vacation pay through January 31, 2007, a pro rata target bonus for 2007 in the amount of $55,736, a cash severance payment of $3,426,924, acceleration of equity awards valued at approximately $975,000, a $50,000 payment in lieu of outplacement services, and a payout of $393,468 representing the vested balance of his deferred compensation account.

(2)	Dr. Lopez’s employment with the Company was terminated by the Company “without Cause” (as defined in Dr. Lopez’s employment agreement) effective as of February 15, 2007. We entered into a Separation and Release Agreement with Dr. Lopez that confirmed the schedule for the payment of amounts that Dr. Lopez was entitled to receive under his employment agreement in connection with his termination of employment. Dr. Lopez received or will receive a $41,097 payment representing accrued salary, vacation pay and a pro rata target bonus for 2007, a cash severance payment of $475,000, acceleration of equity awards valued at approximately $90,713, a $6,875 payment in lieu of outplacement services, a $4,273 payment in lieu of continuation of health and welfare benefits, and a payout of $312,483 representing the vested balance of his deferred compensation account.

(3)	Accrued Obligations would include accrued but unpaid base salary through the date of termination, any accrued and unused vacation and other vested compensation. Amounts shown reflect estimated payouts of accrued vacation benefits.

(4)	Employment agreements with the named executive officers provide for a pro rata bonus equal to the executive’s target bonus for the year in which the termination occurs. Amounts shown reflect 100% of the executive’s 2006 target bonus opportunity.

(5)	Employment agreements with the named executive officers provide that if the executive’s employment is terminated by the Company without Cause or by the executive for Good Reason (as defined in the employment agreements), the executive will receive a lump sum severance payment equal to a multiple (two in the case of Messrs. Flood and Race, and one in the case of Mr. Kubiak and Drs. Reighard and Lopez) of the executive’s then-current base salary and the greater of (i) the average of the annual bonuses earned by the executive for the two fiscal years preceding the year in which the termination occurs or (ii) the executive’s target bonus for the year in which the termination occurs. If the termination occurs with two years after a change in control of the Company, the multiple is 2.5 for Messrs. Flood and Race, and 1.5 for Mr. Kubiak and Drs. Reighard and Lopez.

(6)	Represents the cost of providing continued health and welfare benefits to the executive as if the executive’s employment with the Company had not been terminated for a period of year equal to the cash severance multiple. The Company’s obligations to provide health and welfare benefits cease in the event the executive participates in another employer sponsored plan.

(7)	Represents the fair market value of shares underlying outstanding restricted stock units, all of which vest and convert to shares of common stock upon termination. No value has been assigned to the accelerated vesting of stock appreciation rights, all of which had a higher base price than the closing price of the Company’s common stock on December 31, 2006.

(8)	Employment agreements with the named executive officers provide for reasonable outplacement services for a period of one year following termination, subject to a maximum of 25% of the executive’s base salary.

(9)	Reflects payout of the executive’s vested balance under the Company’s Deferred Compensation Plan, which is reflected and described in the Nonqualified Deferred Compensation table on page 146 of this Report.

(10)	Employment agreements with the named executive officers provide that the Company will reimburse the executive for any 280G excise taxes that are imposed on the executive and any income and excise taxes that are payable by the executive as a result of any reimbursement for 280G excise taxes, provided that the net after-tax benefit to the executive is at least $50,000 as compared with the net after-tax proceeds to the executive of a “cut-back” to the extent necessary to avoid imposition of the 280G excise tax. The calculation of the estimated 280G gross-up payment is based upon a 280G excise tax rate of 20%, a 35% federal income tax rate, a 1.45% medicare tax rate and a 6% state income tax rate.

(11)	Mr. Kubiak has elected to receive the balance of his deferred compensation account in a single lump sum payable on January 1, 2009, or earlier upon his death.

(12)	Dr. Lopez elected to receive the balance of his deferred compensation account in three annual installments beginning on August 31, 2007, or earlier upon his death. In connection with his termination of employment, the vested balance of his deferred compensation account will be paid out in accordance with this election.

2006 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Glenn T. Austin, Jr.	92,750	49,134	—	—	—	—	141,884

Lawrence W. Hamilton	86,250	49,136	—	—	—	—	135,386

Warren Y. Jobe	117,750	49,134	—	—	—	—	166,884

Joel K. Manby	101,480	49,136	—	—	—	—	150,616

Robert C. Patton	52,500	29,169	—	—	—	—	81,669

Bonnie L. Phipps	76,250	49,136	—	—	—	—	125,386

John W. Spiegel	91,500	38,891	—	—	—	—	130,391

James B. Witherow	48,500	29,169	—	—	—	—	77,669

(1) Amounts reflect the following retainers and meeting fees:

Director	Annual Retainer ($)	Board and Committee Meeting Fees ($)	Supplemental Retainers ($)
			Lead Director	Audit Committee Chair	Compensation Committee Chair	Nominating/ Governance Committee Chair	Investment and Risk Management Committee Chair
Mr. Austin	50,000	35,250	—	—	—	7,500	—
Mr. Hamilton	50,000	26,250	—	—	10,000	—	—
Mr. Jobe	50,000	42,750	—	25,000	—	—	—
Mr. Manby	50,000	31,480	20,000	—	—	—	—
Mr. Patton	31,250	18,750	—	—	—	2,500	—
Ms. Phipps	50,000	26,250	—	—	—	—	—
Mr. Spiegel	50,000	31,500	—	—	—	—	10,000
Mr. Witherow	31,250	17,250	—	—	—	—	—

(2)	Represents the proportionate amount of the total fair value of stock awards recognized by the Company as an expense in 2006 for financial accounting purposes. The fair values of these awards and the amounts expensed in 2006 were determined in accordance with SFAS No. 123(R). The awards for which expense is shown in this table include an award of 6,250 RSUs granted to each non-employee director on May 26, 2006, as well as awards granted to non-employee directors in 2005 for which we continued to recognize expense in 2006. The grant date fair value of the 6,250 RSUs granted to each non-employee director on May 26, 2006 was $50,000. The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in this Report beginning on page F-9. The aggregate number of RSUs held by each director as of December 31, 2006 was as follows: Mr. Austin, 17,622; Mr. Hamilton, 13,123; Mr. Jobe, 17,241; Mr. Manby, 13,123; Mr. Patton, 7,156; Ms. Phipps, 13,123; Mr. Spiegel, 11,803; Mr. Witherow, 7,156.

Director Compensation

Any member of our board of directors who is also our employee does not receive additional compensation for serving on our board of directors. Compensation for our non-employee directors is awarded under the HomeBanc Corp. 2004 Director Compensation Plan, or the “Directors’ Plan,” which provides for cash and equity compensation for our non-employee directors. The Directors’ Plan is a sub-plan of our LTIP and equity awards issued under the Directors’ Plan are subject to the same terms and conditions of the LTIP. The board believes that annual compensation for non-employee directors should consist of both a cash component, to compensate members for their service on the board and its committees, and an equity component that vests over time, to create an incentive for continued service as well as align directors’ interests with those of our shareholders.

Cash Compensation. Under the Directors’ Plan, our non-employee directors receive an annual retainer of $50,000, payable in monthly installments. Additional annual retainers are paid to committee chairpersons and as follows: chair of compensation committee: $10,000; chair of nominating and governance committee: $10,000; chair of the audit committee: $25,000; and chair of the investment and risk management committee: $10,000. In addition, our lead director receives an annual cash retainer of $25,000. Annual service for this purpose relates to the approximate 12-month period between annual meetings of our shareholders. A prorated annual retainer is paid to any person who becomes a non-employee director other than on an annual meeting date, or who becomes a committee chair or lead director on a date other than the beginning of a plan year. We also pay our non-employee directors a fee of $1,500 for personally attending a board or committee meeting, and $750 for telephonically attending a board or committee meeting. Non-employee directors also receive reasonable reimbursement of travel expenses in connection with attending meetings of our board and its committees.

Equity Compensation. In addition to cash compensation, each non-employee director receives, upon becoming a director, an initial award of RSUs, determined by dividing $50,000 by the fair market value of our common stock on the date of grant. A prorated initial grant is awarded to any person who becomes a non-employee director on a date other than the first date of any plan year. On the day following each annual meeting of our shareholders, each non-employee director then in office will receive an award of RSUs determined by dividing $50,000 by the fair market value of our common stock on the date of grant. RSUs vest and become non-forfeitable on a prorated monthly basis over the first 12 months following the date of grant, or sooner in the event that the holder’s service as a director is terminated due to his or her death, disability, retirement or failure to be re-nominated or re-elected to the board, or if his or her service as a director is terminated without cause within two years following a change of control of our company. Vested RSUs are converted into actual shares of common stock on the day that a non-employee director ceases to serve as a director of our company. Under the terms of the Directors’ Plan, dividend equivalents on RSUs granted to our non-employee directors are converted to additional RSUs, which are subject to the same restrictions, terms and conditions as the original RSUs to which they relate.

Date	HMB	NAREIT Mortgage REIT Index	Peer Group Index	Russell 2000 Index
July 13, 2004	$100.00	$100.00	$100.00	$100.00
December 31, 2004	133.13	118.70	128.43	116.54
December 31, 2005	115.73	91.17	104.49	121.95
December 31, 2006	76.74	108.79	108.31	144.51

(1)	Peer group consists of American Home Mortgage Corp.; Impac Mortgage Holdings, Inc.; MortgageIT Holdings, Inc.; New York Mortgage Trust, Inc.; and Thornburg Mortgage, Inc.

The stock performance graph is not and shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act or the Exchange Act, (the Securities Act and the Exchange Act are referred to collectively as the “Acts”) except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Messrs. Hamilton (Chairman), Manby, and Patton and Ms. Phipps. None of the members of the compensation committee during fiscal year 2006 or as of the date of this Report is or has been an officer or employee of our company. Further, none of our executive officers serves as a member of the board of directors or compensation committee, or similar committee, of any other company that has one or more of its executive officers serving as a member of our board of directors or our compensation committee.

Compensation Committee Report

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on such review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Report.

COMPENSATION COMMITTEE

Lawrence W. Hamilton, Chairman

Joel K. Manby

Robert C. Patton

Bonnie L. Phipps

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF OUR COMMON STOCK

5% or Greater Shareholders

The following table sets forth information as to those shareholders known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock as of February 14, 2007, the SEC filing deadline for Form 13G filings reflecting beneficial ownership as of December 31, 2006. The number of shares of our common stock outstanding as of February 14, 2007 was 56,976,849.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Shares Beneficially Owned (2)
FMR Corp. (3)	8,526,640	15.0%
NWQ Investment Management Company, LLC. (4)	5,574,570	9.8
North Run Master Fund, LP (5)	4,741,200	8.3
Wasatch Advisers, Inc. (6)	3,404,347	6.0
T. Rowe Price Associates, Inc. (7)	3,316,506	5.8
UBS Global Asset Management (Americas), Inc. (8)	3,233,497	5.7

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities.
(2)	Percentages of shares beneficially owned were calculated by determining the total number of shares beneficially owned by a person and dividing that number by the total number of shares of our common stock outstanding as of the date of this table.
(3)	Based on Amendment No. 1 to Schedule 13G filed on February 14, 2006, FMR Corp. reports that, as of December 31, 2006, of the 8,526,640 shares of our common stock beneficially owned, it possesses sole voting power with respect to 914,200 of these shares and sole dispositive power with respect to 8,526,640 of the shares. According to Amendment No. 1 to the Schedule 13G filed by FMR Corp., Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp., is the beneficial owner of 7,619,340 shares of our common stock listed as beneficially owned by FMR Corp. as a result of acting as investment adviser to various registered investment companies. Members of the family of Edward C. Johnson, Chairman of FMR Corp., are the predominant owners of the voting power of FMR Corp. Mr. Johnson and FMR Corp., through its control of Fidelity Management & Research and the various registered investment companies, have the sole power to dispose of the 7,619,340 shares beneficially owned by these entities. Voting power with respect to these 7,619,340 shares of our common stock resides solely with the boards of trustees of the various funds. According to Amendment No. 1 to the Schedule 13G, Pyramis Global Advisors Trust Company, an indirect wholly-owned subsidiary of FMR Corp. and a bank (“PGATC”), is the beneficial owner of 396,700 of the shares beneficially owned by FMR Corp. Fidelity Management Trust Company, a wholly owned bank subsidiary of FMR Corp., as a result of the bank’s serving as investment manager of certain institutional accounts. Mr. Johnson and FMR Corp., through their control of PGATC, have sole dispositive and voting power with respect to these 396,700 shares of our common stock. Pursuant to Amendment No. 1 to the Schedule 13G, Fidelity International Limited, a qualified institution that provides investment advisory and management services, is the beneficial owner of 510,600 of the shares beneficially owned by FMR Corp. Partnerships controlled by members of the family of Mr. Johnson, Chairman of FMR Corp. and FIL, own shares of approximately 47% of the voting stock of FIL. FMR Corp. and FIL are separate and independent corporate entities. FMR Corp. has included the 510,600 shares on a voluntary basis in its Amendment No. 1 to the Schedule 13G, as if all of the shares are beneficially owned by FMR Corp. and FIL on a joint basis. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.
(4)	Based on Amendment No. 2 to Schedule 13G filed on February 12, 2007, NWQ Investment Management Company, LLC (“NWQ”) reports that, as of December 31, 2006, it possesses sole dispositive power with respect to the 5,574,520 shares and sole voting power with respect to 5,289,170 shares reported as beneficially owned. NWQ is an investment manager, and its address is 2049 Century Park East, 16th Floor, Los Angeles, California 90067.
(5)	Based on a Schedule 13G filed on February 2, 2007, filed on behalf of North Run Advisors, LLC, a Delaware limited liability company (“North Run”), North Run GP, LP, a Delaware limited partnership (the “GP”), North Run Capital, LP, a Delaware limited partnership (the “Investment Manager”), Todd B. Hammer and Thomas B. Ellis. Messrs. Hammer and Ellis are the principals of North Run, the GP and the Investment Manager. North Run is the general partner for both the GP and the Investment Manager. The GP is the general partner of North Run Capital Partners, LP, a Delaware limited partnership (the “Fund”), North Run Qualified Partners, LP, a Delaware limited partnership (the “QP Fund”), and North Run Master Fund, LP, a Cayman Island exempted limited partnership (the “Master Fund”). The Fund, the QP Fund and North Run Offshore Partners, Ltd., a Cayman Island exempted company (the “Offshore Fund”), are also general partners of the Master Fund. The Schedule 13G relates to shares of common stock of HomeBanc Corp. a Georgia corporation (the “Issuer”) purchased by the Master Fund. The Master Fund’s address is One International Place, Suite 2401, Boston, Massachusetts 02110.

(6)	Based on Amendment No. 2 to Schedule 13G filed on February 15, 2007, Wasatch Advisors, Inc. (“Wasatch”) reports that, as of December 31, 2006, it possesses sole voting and dispositive power with respect to the 3,404,347 shares reported as beneficially owned. Wasatch is an investment manager, and its address is 150 Social Hall Avenue, Salt Lake City, Utah 84111.
(7)	Based on a Schedule 13G filed on February 13, 2007, T. Rowe Price Associates, Inc. (“T. Rowe Price”) reports that, as of December 31, 2006, it possesses sole voting power with respect to 1,024,480 shares reported as beneficially owned and sole dispositive power with respect to all 3,316,506 shares reported as beneficially owned. T. Rowe Price is an investment manager, and its address is 100 E. Pratt Street, Baltimore, Maryland 21202.
(8)	Based on Amendment No. 1 to Schedule 13G filed on February 20, 2007, filed by UBS AG (“UBS AG”) for the benefit and on behalf of the UBS Global Asset Management (Americas) Inc. (“UBS Global AM”). UBS Global AM reports that, as of December 31, 2006, of the 3,233,497 shares of our common stock beneficially owned, it possesses sole voting power with respect to 2,409,825 of these shares and shared dispositive power with respect to 3,233,497 of the shares. UBS Global AM is a wholly-owned subsidiary of UBS Americas Inc. (“UBS Americas”), which is a wholly-owned subsidiary of UBS AG. UBS AG is reporting direct and indirect beneficial ownership of holdings by reason of its ownership of UBS Americas but disclaims beneficial ownership of the shares reported as beneficially owned by UBS Global AM. UBS Americas is reporting indirect beneficial ownership of holdings by reason of its ownership of UBS Global AM. UBS Global AM’s address is One North Wacker, Chicago, Illinois 60606.

Directors and Executive Officers

The following table sets forth information available to us as of January 31, 2007 with respect to the beneficial ownership of common stock by each of our directors and nominees for director, by each of our executive officers named in the summary compensation table herein, and by all of our directors, nominees and executive officers as a group. Except as indicated in the footnotes to this table, directors, nominees and executive officers possess the sole power to vote or transfer the shares set forth by their names. The number of shares outstanding as of January 31, 2007 was 57,059,033. None of the shares indicated as beneficially owned in the tale below are subject to any pledge, and none of the shares beneficially owned by our directors are directors’ qualifying shares.

Name of Beneficial Owner	Total Number of Shares Beneficially Owned (1)	Percent of Shares Beneficially Owned (2)	Components of Beneficial Ownership
			Common Stock Owned	Rights to Acquire Common Stock (3)
Patrick S. Flood (4)	326,835	*	326,835
Kevin D. Race (5)	147,473	*	76,280	71,193
Glenn T. Austin, Jr. (6)	26,517	*	11,227	15,290
Lawrence W. Hamilton (7)	10,855	*	0	10,855
Warren Y. Jobe (8)	14,915	*	0	14,915
Joel K. Manby (9)	10,855	*	0	10,855
Robert C. Patton (10)	4,885	*	0	4,885
Bonnie L. Phipps (11)	10,855	*	0	10,855
John W. Spiegel (12)	9,554	*	0	9,554
James B. Witherow (13)	4,885	*	0	4,885
John Kubiak (14)	22,216	*	14,716	7,500
Dr. Paul Lopez (15)	42,051	*	29,114	12,937
Dr. D. “Ike” Reighard (16)	26,314	*	13,519	12,795
All executive officers and directors as a group (19 persons) (17)	778,995	1.37%	544,454	234,542

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules promulgated by the SEC under Section 13(d) of the Exchange Act. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, including securities for which the individual has the right to acquire beneficial ownership within 60 days of the date shown in the table above. Shares of our common stock issuable upon settlement or exercise of RSUs and SARs that have vested or will vest within 60 days of the date of this table are included in the table above as being beneficially owned by a person.
(2)	Percentages of shares beneficially owned were calculated by determining the total number of shares beneficially owned by a person, including all RSUs and SARs held by such person that have vested or that will vest within 60 days of the date of this table, and dividing that number by the total number of shares of our common stock outstanding as of January 31, 2007, plus that person’s RSUs and SARs that have vested or that will vest within 60 days of the date of this table.

(3)	Includes shares issuable upon settlement or exercise of SARs or RSUs that are vested or will vest within 60 days of the date of this table.
(4)	Chairman, Chief Executive Officer and a director through January 12, 2007. The shares beneficially owned by Mr. Patrick S. Flood include (i) 321,625 shares directly owned by Mr. Flood, (ii) 4,532 shares owned by The Flood Family Limited Partnership, LLLP, of which Mr. Flood and his wife, Lisa M. Flood, are the general partners, (iii) 678 shares owned indirectly by Mr. Flood through the 401(k) Plan and (iv) 257,309 shares underlying SARs that are vested or will vest within 60 days of the date of this table. The number of shares underlying SARs was calculated by determining the difference between the closing price of our common stock on January 31, 2007 ($3.22) and the base price of the SARs, multiplying that figure by the number of SARs that are vested or will vest within 60 days of the date of this table, and dividing the product by the closing price of our common stock on January 31, 2007.
(5)	President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer of HomeBanc Corp. and a Director. The shares beneficially owned by Mr. Race include (i) 75,017 shares directly owned by Mr. Race, (ii) 3,059 shares owned by The Race Family Limited Partnership, LLLP, of which Mr. Race and his wife, Nancy E. Race, are the general partners, (iii) 1,263 shares owned indirectly by Mr. Race through the 401(k) Plan and (iv) 71,193 shares underlying SARs that are vested or will vest within 60 days of the date of this table. The number of shares underlying SARs was calculated by determining the difference between the closing price of our common stock on January 31, 2007 ($3.22) and the base price of the SARs, multiplying that figure by the number of SARs that are vested or will vest within 60 days of the date of this table, and dividing the product by the closing price of our common stock on January 31, 2007.
(6)	Director. The shares beneficially owned by Mr. Austin include (i) 5,000 shares purchased by his wife, Cheryle F. Austin, (ii) 4,000 shares purchased by his mother, Mary W. Austin, and (iii) 15,290 shares issuable to Mr. Austin upon settlement of RSUs that are vested or will vest within 60 days of the date of this table. The RSUs will be converted to shares of common stock upon termination of Mr. Austin’s service as a director.
(7)	Director. All 10,855 shares beneficially owned by Mr. Hamilton are issuable to Mr. Hamilton upon settlement of RSUs that are vested or will vest within 60 days of the date of this table. The RSUs will be converted to shares of common stock upon termination of Mr. Hamilton’s service as a director.
(8)	Director. All 14,915 shares beneficially owned by Mr. Jobe are issuable to Mr. Jobe upon settlement of RSUs that are vested or will vest within 60 days of the date of this table. The RSUs will be converted to shares of common stock upon termination of Mr. Jobe’s service as a director.
(9)	Director. All 10,855 shares beneficially owned by Mr. Manby are issuable to Mr. Manby upon settlement of RSUs that are vested or will vest within 60 days of the date of this table. The RSUs will be converted to shares of common stock upon termination of Mr. Manby’s service as a director.
(10)	Director. All 4,885 shares beneficially owned by Mr. Patton are issuable to Mr. Patton upon settlement of RSUs that are vested or will vest within 60 days of the date of this table. The RSUs will be converted to shares of common stock upon termination of Mr. Patton’s service as a director.
(11)	Director. All 10,855 shares beneficially owned by Ms. Phipps are issuable to Ms. Phipps upon settlement of RSUs that are vested or will vest within 60 days of the date of this table. The RSUs will be converted to shares of common stock upon termination of Ms. Phipp’s service as a director.
(12)	Director. All 9,554 shares beneficially owned by Mr. Spiegel are issuable to Mr. Spiegel upon settlement of RSUs that are vested or will vest within 60 days of the date of this table. The RSUs will convert to shares of common stock upon termination of Mr. Spiegel’s service as a director.
(13)	Chairman and Director. All 4,885 shares beneficially owned by Mr. Witherow are issuable to Mr. Witherow upon settlement of RSUs that are vested or will vest within 60 days of the date of this table. The RSUs will be converted to shares of common stock upon termination of Mr. Witherow’s service as a director.
(14)	Includes (i) 13,558 shares owned directly, and (ii) 1,158 shares owned indirectly by Mr. Kubiak through the 401(k) Plan and (iii) 7,500 shares underlying SARs that are vested or will vest within 60 days of the date of this table. The number of shares underlying SARs was calculated by determining the difference between the closing price of our common stock on January 31, 2007 ($3.22) and the base price of the SARs, multiplying that figure by the number of SARs that are vested or will vest within 60 days of the date of this table, and dividing the product by the closing price of our common stock on January 31, 2007.
(15)	Includes (i) 35,082 shares owned directly, (ii) 953 shares owned indirectly by Dr. Lopez through the 401(k) Plan and (iii) 12,937 shares underlying SARs that are vested or will vest within 60 days of the date of this table. The number of shares underlying SARs was calculated by determining the difference between the closing price of our common stock on January 31, 2007 ($3.22) and the base price of the SARs, multiplying that figure by the number of SARs that are vested or will vest within 60 days of the date of this table, and dividing the product by the closing price of our common stock on January 31, 2007.
(16)	Includes (i) 12,255 shares owned directly, (ii) 1,264 shares owned indirectly by Dr. Reighard through the 401(k) Plan and (iii) ) 12,795 shares underlying SARs that are vested or will vest within 60 days of the date of this table. The number of shares underlying SARs was calculated by determining the difference between the closing price of our common stock on January 31, 2007 (3.22) and the base price of the SARs, multiplying that figure by the number of SARs that are vested or will vest within 60 days of the date of this table, and dividing the product by the closing price of our common stock on January 31, 2007.
(17)	Includes (i) 481,839 shares owned directly, (ii) 11,889 shares owned indirectly through the 401(k) Plan, (iii) 82,093 issuable to non-employee directors upon settlement of RSUs that are vested or will vest within 60 days of the date of this table and (iv) 152,449 shares underlying SARs that are vested or will vest within 60 days of the date of this table. The number of shares underlying SARs was calculated by determining the difference between the closing price of our common stock on January 31, 2007 ($3.22) and the base price of the SARs, multiplying that figure by the number of SARs that are vested or will vest within 60 days of the date of this table, and dividing the product by the closing price of our common stock on January 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (Column A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Column B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (Column C)
Equity compensation plans approved by security holders	3,549,145	$7.66	4,008,265	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Represents shares remaining available under our Amended and Restated 2004 Long-Term Incentive Plan, all of which may be issued pursuant to the grant, exercise or conversion of stock options, SARs, restricted stock, RSUs and performance shares.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Our board has adopted a written Statement of Policy with Respect to Related Party Transactions (the “Related Party Transactions Policy”). The Related Party Transactions Policy requires that all related party transactions (as defined below) other than routine related party transactions (as defined below) must be approved in advance by our audit committee in accordance with the guidelines set forth in the policy. Under our Related Party Transactions Policy, a related party transaction is any transaction between our company and any related party other than: (1) transactions involving less than $10,000 when aggregated with all similar transactions; or (2) compensation, including a signing bonus or similar transaction, unless such compensation was approved by our compensation committee. For purposes of the Related Party Transactions Policy, a Related Party means any: (1) executive officer, director or nominee for director; (2) beneficial owner of more than 5% of our company or any affiliate; (3) any immediate family member of any person in: (1) and (2); and (4) any entity controlled by any person or entity in (1), (2) or (3) above. In considering whether or not to approve any related party transaction, our audit committee must determine that the proposed transaction is on terms comparable to an arms’ length transaction with an unrelated party.

Routine related party transactions do not require audit committee but must be ratified by our audit committee. For purposes of the Related Party Transactions Policy, a routine related party transaction means: (1) a mortgage loan made in the ordinary course of business extended on non-preferential market terms secured by a first or second mortgage lien on the principal dwelling or owner-occupied second home of such related party or on duplexes that are occupied at least in party by the owner such that the Federal Reserve deems these “owner-occupied” dwellings; or (2) employment by our company of any immediate family member of any related party so long as (a) such employment is the result of the hiring process routinely followed by our company, (b) the annual salary or expected total annual compensation to be received by such immediate family member is less than $100,000 and (c) such immediate family member will not report to any related party with whom he/she has a familial relationship. Management is responsible for providing our audit committee with sufficient information to establish that any routine related party transaction satisfies the criteria set forth in our Related Party Transaction policy. Any routine related transaction that is not ratified by our audit committee must be cancelled or annulled.

All related party transactions during 2006 were approved or ratified in accordance with the terms of our Related Party Transactions Policy.

Mortgage Loans Originated by HBMC

Our directors and officers, and the directors and officers of our subsidiaries, as well as some of the business organizations and individuals associated with those directors and officers, have been customers of HBMC and have had, and may continue to have, mortgage loans with HBMC in the ordinary course of business. These mortgage banking relationships include mortgage loans that were made on substantially the same terms, including interest rates, repayment terms and collateral, as those terms prevailing at the time for comparable mortgage banking transactions with other unrelated persons. These transactions did not and do not involve any greater than normal risk of collectibility or other unfavorable terms or features. Since December 31, 2005, we originated an aggregate of $2.5 million of loans to our directors, executive officers, 5% or greater shareholders and their family members as shown below.

Name	Relationship	Date of Loan	Loan Purpose	Transaction Type	Greatest Principal Balance since Inception	Starting Interest Rate/Type of Loan
Chater, Nicolas V. and Sabine M.	Executive Vice President and Deputy CFO and spouse	1/18/2006	Home Loan	Refinance— Primary Residence	$400,000	6.125%; 10 year/ 1 year adjustable

Austin, Jill K.	Glenn T. Austin, Jr.’s daughter	9/18/2006	Home Loan	Purchase— Primary Residence	$195,400	6.5%; 30 year fixed

Austin, Glenn T. III and spouse	Glenn T. Austin, Jr.’s son and daughter-in-law	12/1/2006	Home Loan	Purchase— Primary Residence	$310,000	6.25%; 30 year fixed

Rosenthal, Joseph	Patrick S. Flood’s father-in-law	7/14/2006	Home Loan	Purchase— Investment Property	$790,000	6.625%; 10 year/ 1 year adjustable

Rosenthal, Joseph	Patrick S. Flood’s father-in-law	7/14/2006	Home Loan	Purchase— Primary Residence	$790,000	6.125%; 10 year/ 1 year adjustable

Employment of Family Members of Executive Officers

Certain of our executive officers have or had family members employed by HBMC. The table below sets forth information regarding the relationship of such family members and the dollar amount of cash compensation paid to such family members by us in 2006:

Name	Relationship	Title or Position	2006 Compensation (1)
James J. Flood	Brother of Patrick S. Flood, former Chairman and CEO	Regional President	$467,314
Thomas J. Flood	Brother of Patrick S. Flood, former Chairman and CEO	Area Sales Manager	324,233
Robert Wills	Half-brother of Patrick S. Flood, former Chairman and CEO	Area Sales Manager	274,715

(1)	Includes all W-2 cash compensation (base salary, bonus and business allowance) paid to the named person during 2006.

Each of the family members named in the table above was employed by us for more than five years prior to the adoption of the written Related Party Transactions Policy.

None of the family members named in the table above reports directly to the executive officer with whom a relationship is shown.

Other Relationships and Transactions

From March 2005 until May 2006, Dr. Courtney R. McCashland was an Executive Vice President of HBMC. Prior to joining HBMC, Dr. McCashland, was chief executive officer of TalentMine™, a division of Lydian Trust Company. Dr. McCashland also owned a 20% equity interest in TalentMine, which she sold in April 2005. Effective June 1, 2006, Dr. McCashland resigned her position at HBMC and became an independent consultant to HBMC. Following her resignation, Dr. McCashland reacquired an equity ownership in TalentMine. During 2006, HBMC paid TalentMine an aggregate of $276,937 for consulting services related to our performance appraisal assessment process and leadership development assessment program. HBMC also paid an aggregate of $115,771 in consulting fees to Dr. McCashland in 2006.

Item 14.    Principal Accountant Fees and Services

Summary of Fees to Independent Registered Public Accountants for Fiscal 2005 and 2006

Ernst & Young LLP served as our independent registered public accountants during fiscal years 2005 and 2006. Aggregate fees billed to us for fiscal years 2005 and 2006 by Ernst & Young LLP were as follows:

	Fiscal Year
	2006	2005
Audit fees (1)	$1,664,538	$1,772,408
Audit-related fees (2)	46,800	22,410
Tax fees (3)	176,076	232,564
All other fees (4)	—	1,840

Total fees	$1,887,414	$2,029,222

(1)	Audit fees include audit of our consolidated financial statements; statutory audit of HBMC; and selected consultations with management.
(2)	Audit-related fees include agreed-upon procedure engagements; audit of our 401(k) Plan; consents and “comfort letters” for SEC filings; consultations with management on securitization transactions; and other audit-related services.
(3)	Tax fees include federal and state tax compliance and planning.
(4)	All other fees include subscription fees for audit and accounting tools.

The audit committee considered whether the provision of non-audit services by Ernst & Young LLP is compatible with maintaining auditor independence and concluded that the provision of such non-audit services was permissible.

Pre-Approval of Audit and Non-Permissible Non-Audit Services

The audit committee pre-approves all audit and permissible non-audit services provided by our independent auditors. Our audit committee considers whether the provision of a non-audit service is consistent with the SEC’s rules on auditor independence, including whether provision of the service (1) would create a mutual or conflicting interest between the independent auditors and us; (2) would place the independent auditors in the position of auditing their own work; (3) would result in the independent auditors acting in the role of management or as employees of ours; or (4) would place the independent auditors in a position of acting as an advocate for us. Additionally, the audit committee considers whether the independent auditors are best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditors’ familiarity with our business, personnel, systems or risk profile, and whether provision of the service by the independent auditors would enhance our ability to manage or control risk or improve audit quality or would otherwise be beneficial to us. Pre-approvals are generally provided for no more than one year at a time, typically identify the particular services or category of services to be provided, and are generally subject to a budget or dollar limit. Individual engagements that are anticipated to exceed any pre-established thresholds must be separately approved.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1) The following audited consolidated financial statements of HomeBanc Corp. and its subsidiaries are included in Appendix F, which begins on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet—December 31, 2006 and 2005

Consolidated Statement of Operations—Years ended December 31, 2006, 2005 and 2004

Consolidated Statement of Changes in Shareholders’ Equity—Years ended December 31, 2006, 2005 and 2004

Consolidated Statement of Cash Flows—Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)	(2) Schedules to Consolidated Financial Statements

Consolidated financial statement schedule, Mortgage Loans on Real Estate, is included in Appendix F, which begins on page F-1.

(a)	(3) Exhibits:

Exhibit Index

Exhibit Number	Description
3.1(i)	Articles of Incorporation of HomeBanc Corp. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

3.1(ii)	Articles of Amendment of HomeBanc Corp. (Filed as Exhibit 3.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on May 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

3.1(iii)	Articles of Amendment of HomeBanc Corp. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on February 3, 2006, Commission File No. 001- 32245, and incorporated herein by this reference thereto).

3.1(iv)	Articles of Amendment of HomeBanc Corp. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 13, 2006, as filed with the Commission on March 14, 2006, Commission File No. 001-32245, and incorporated herein by this reference).

3.2	Bylaws of HomeBanc Corp., as amended on March 13, 2006 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 13, 2006, as filed with the Commission on March 14, 2006, Commission File No. 001-32245, and incorporated herein by this reference).

4.1	Form of Common Stock Certificate. (Filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 16, 2006, Commission File No. 001-32245, and incorporated herein by this reference).

4.2	Form of Series A Preferred Stock Certificate. (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form 8-A as filed with the Commission on February 3, 2006, Commission File No. 001- 32245, and incorporated herein by this reference thereto).

Exhibit Number	Description
10.1(i)	Master Repurchase Agreement dated as of October 31, 2006 between JPMorgan Chase Bank, N.A. (“JPMorgan”), as the Administrative Agent for the Various Buyers from time to time; the Various Buyers who are parties thereto; HomeBanc Corp.; HomeBanc Mortgage Corporation; KeyBank National Association, as Syndication Agent; Commerzbank Aktiengesellschaft New York Branch and Grand Cayman Branch, BNP Paribas and US Bank National Association, as Documentation Agents; and J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 31, 2006, as filed with the Commission on November 3, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.1(ii)	Administration Agreement dated as of October 31, 2006 between JPMorgan Chase Bank, N.A., as the Administrative Agent for the Various Buyers from time to time; the Various Buyers who are parties thereto; HomeBanc Corp.; and HomeBanc Mortgage Corporation. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 31, 2006, as filed with the Commission on November 3, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.1(iii)	Loan and Security Agreement dated as of November 17, 2006 between JPMorgan Chase Bank, N.A. (“JPMorgan”), as the Administrative Agent for the Various Lenders from time to time; the Various Lenders who are parties thereto; HomeBanc Mortgage Corporation; HomeBanc Corp.; KeyBank National Association, as Syndication Agent; Commerzbank Aktiengesellschaft New York Branch and Grand Cayman Branch, BNP Paribas and US Bank National Association, as Documentation Agents; and J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 17, 2006, as filed with the Commission on November 21, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.2	Fannie Mae As Soon As Pooled Agreement, dated as of August 16, 2001, by and between Fannie Mae and HomeBanc Mortgage Corporation. (Filed as Exhibit 10.33 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.3(i)(a)	Master Repurchase Agreement, dated as of March 27, 2006, by and between Liquid Funding, Ltd., HomeBanc Corp. and HomeBanc Mortgage Corporation (the “Liquid Funding Master Repurchase Agreement”). (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 27, 2006, as filed with the Commission on March 30, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(i)(b)	Amendment No. One to Master Repurchase Agreement, dated as of May 31, 2006, by and among HomeBanc Corp., HomeBanc Mortgage Corporation and Liquid Funding, Ltd. (the “Liquid Funding Master Repurchase Agreement”). (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 5, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(i)(c)	Amendment No. Two to Master Repurchase Agreement, dated as of September 29, 2006, by and among HomeBanc Corp., HomeBanc Mortgage Corporation and Liquid Funding, Ltd. (the “Liquid Funding Master Repurchase Agreement”). (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 28, 2006, as filed with the Commission on October 2, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(ii)	Reserved

Exhibit Number	Description
10.3(iii)	Master Repurchase Agreement dated as of January 23, 2007 between JPMorgan Chase Bank, N.A; HomeBanc Corp.; and HomeBanc Mortgage Corporation (the “JPMorgan Master Repurchase Agreement”). (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 19, 2007, as filed with the Commission on January 24, 2007, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iv)(a)	Master Repurchase Agreement, dated as of April 29, 2004, by and between Abetterwayhome Finance, LLC II and Bear Stearns Mortgage Capital Corporation. (Filed as Exhibit 10.35 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on May 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.3(iv)(b)	Amendment No. 1 and Joinder to Master Repurchase Agreement, dated as of June 7, 2004, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 as filed with the Commission on June 25, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.3(iv)(c)	Amendment No. 2 to Master Repurchase Agreement, dated as of June 25, 2004, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.44 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 as filed with the Commission on June 29, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.3(iv)(d)	Amendment No. 3 to Master Repurchase Agreement, dated as of December 27, 2004, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated December 27, 2004, as filed with the Commission on December 29, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iv)(e)	Amendment No. 4 to Master Repurchase Agreement, dated as of January 24, 2005, by and between Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC, II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 24, 2005, as filed with the Commission on January 25, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iv)(f)	Amendment No. 5 to Master Repurchase Agreement, dated as of July 13, 2005, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated July 11, 2005, as filed with the Commission on July 15, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iv)(g)	Amendment No. 6 to Master Repurchase Agreement, dated as of September 12, 2005, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 12, 2005, as filed with the Commission on September 15, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iv)(h)	Amendment No. 7 to Master Repurchase Agreement, dated as of September 30, 2005, by and among Bear Stearns Mortgage Capital Corporation, Abetterwayhome Finance, LLC II and HomeBanc Funding Corp. II. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 30, 2005, as filed with the Commission on October 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

Exhibit Number	Description
10.3(iv)(i)	Amendment No. 8 to Master Repurchase Agreement, dated as of December 22, 2005, by and among Bear Stearns Mortgage Capital Corporation and HomeBanc Funding Corp. II. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated December 22, 2005, as filed with the Commission on December 29, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iv)(j)	Amendment No. 9 to Master Repurchase Agreement, dated as of May 31, 2005, by and among Bear Stearns Mortgage Capital Corporation and HomeBanc Funding Corp. II. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 5, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(iv)(k)	Amendment No. 10 to Master Repurchase Agreement, dated as of September 28, 2006, by and among Bear Stearns Mortgage Capital Corporation and HomeBanc Funding Corp. II. (Filed as Exhibit 10.1to the Company’s Current Report on Form 8-K, dated September 28, 2006, as filed with the Commission on October 2, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(v)(a)	Amended and Restated Limited Guaranty, dated as of May 31, 2006, made by the Company in favor of Bear Stearns Mortgage Capital Corporation. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 5, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(v)(b)	Amendment No. 1 to Amended and Restated Limited Guaranty, dated as of January 22, 2007, by and between Bear Stearns Mortgage Capital Corporation and the Company. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated January 19, 2007, as filed with the Commission on January 24, 2007, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(v)(c)	Amendment No. 2 and Joinder to Purchase, Warranties and Servicing Agreement, dated as of December 27, 2004, by and between Abetterwayhome Finance, LLC, II, HomeBanc Funding Corp. II, HomeBanc Mortgage Corporation and HomeBanc Corp. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated December 27, 2004, as filed with the Commission on December 29, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.4(i)	Lease Agreement, dated as of June 25, 2003, by and between Summit Parcel 2 Limited Partnership and HomeBanc Mortgage Corporation (2002 Summit Boulevard) (the “Summit Lease”). (Filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.4(ii)	First Amendment, dated as of December 11, 2003, to the Summit Lease, by and between Summit Parcel 2 Limited Partnership and HomeBanc Mortgage Corporation. (Filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.4(iii)	Second Amendment, dated as of March 30, 2005, to the Summit Lease, by and between Summit Parcel 2 Limited Partnership and HomeBanc Mortgage Corporation. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 30, 2005, as filed with the Commission on April 5, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.5(i)	Letter of Credit from JPMorgan Chase Bank (for the Summit Lease), issued August 27, 2003. (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

Exhibit Number	Description
10.5(ii)	Letter Agreement dated March 2, 2005 among HomeBanc Corp., HomeBanc Mortgage Corporation and JPMorgan Chase Bank. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 25, 2005, as filed with the Commission on March 3, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.6	Sublease Agreement, dated as of April 28, 2000, by and between First Horizon Home Loan Corporation and HomeBanc Mortgage Corporation (5775 Glenridge Drive). (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

10.7(i)	HomeBanc Corp. 2004 Director Compensation Plan (Filed as Exhibit 10.45 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 as filed with the Commission on June 29, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).*

10.7(ii)	Amendment No. 1 to HomeBanc Corp. 2004 Director Compensation Plan, April 13, 2005. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 11, 2005, as filed with the Commission on April 15, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.7(iii)	Amendment No. 2 to HomeBanc Corp. 2004 Director Compensation Plan, dated July 18, 2005. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 18, 2005, as filed with the Commission on July 22, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.7(iv)	Amendment No. 3 to HomeBanc Corp. 2004 Director Compensation Plan, dated May 1, 2006. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 1, 2006, as filed with the Commission on May 5, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.7(v)	Amendment No. 4 to HomeBanc Corp. 2004 Director Compensation Plan, dated December 13, 2006. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 12, 2006, as filed with the Commission on December 15, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.7(vi)	Amendment No. 5 to HomeBanc Corp. 2004 Director Compensation Plan, dated January 12, 2007. (1)*

10.8(i)	Form of 2004 Restricted Stock Unit Certificate. (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 15, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.8(ii)(a)	Form of 2005 Restricted Stock Unit Award Certificate. (Filed as Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 31, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.8(ii)(b)	Form of 2006 Restricted Stock Unit Award Certificate.* (Filed as Exhibit 10.8(ii)(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 16, 2006, Commission File No. 001-32245, and incorporated herein by this reference).

10.8(ii)(c)	Form of Restricted Stock Unit Award Certificate (Non-Employee Directors). (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated April 11, 2005, as filed with the Commission on April 15, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

Exhibit Number	Description
10.9(i)	Form of Amended and Restated 2004 Stock Appreciation Right Certificate. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 31, 2005, as filed with the Commission on September 2, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.9(ii)	Form of 2005 Stock Appreciation Rights Award Certificate. (Filed as Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 31, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.10(i)	HomeBanc Mortgage Corporation Deferred Compensation Plan. (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).*

10.10(ii)	First Amendment (for transition relief pursuant to Code Section 409A) to HomeBanc Mortgage Corporation Deferred Compensation Plan. (Filed as Exhibit 10.10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 16, 2006, Commission File No. 001-32245, and incorporated herein by this reference).*

10.11(i)	HomeBanc Corp. Amended and Restated 2004 Long-Term Incentive Plan (as amended May 25, 2006). (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 25, 2006, as filed with the Commission on May 30, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.11(ii)	Amendment to HomeBanc Corp. Amended and Restated 2004 Long-Term Incentive Plan (as amended May 25, 2006), dated December 12, 2006. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 12, 2006, as filed with the Commission on December 15, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.12(i)	HomeBanc Mortgage Corporation 401(k) Retirement Plan, (as amended and restated, effective as of April 1, 2005). (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 as filed with the Commission on April 15, 2005, Commission File No. 333-124085, and incorporated herein by this reference thereto).*

10.12(ii)	First Amendment to the HomeBanc Mortgage Corporation 401(k) Retirement Plan, dated as of December 31, 2005. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 31, 2005, as filed with the Commission on January 4, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.12(iii)	Second Amendment to the HomeBanc Mortgage Corporation 401(k) Retirement Plan, dated as of August 30, 2006. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 30, 2006, as filed with the Commission on September 5, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.12(iv)	Third Amendment to the HomeBanc Mortgage Corporation 401(k) Retirement Plan, dated as of December 13, 2006. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated December 12, 2006, as filed with the Commission on December 15, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.13	2005 Bonus Plan for Executive Officers for HomeBanc Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 11, 2005, as filed with the Commission on April 15, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

Exhibit Number	Description
10.14(i)	HomeBanc Corp. Amended and Restated Sales Equity Incentive Plan, dated as of May 25, 2006. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 25, 2006, as filed with the Commission on May 30, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.14(ii)	Amendment No. 1 to the HomeBanc Corp. Amended and Restated Sales Equity Incentive Plan, dated December 12, 2006. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 12, 2006, as filed with the Commission on December 15, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.15(i)(a)	Employment Agreement, dated as of May 6, 2004, by and between HomeBanc Corp. and Dr. D. “Ike” Reighard. (Filed as Exhibit 10.31 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on May 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).*

10.15(i)(b)	Amendment to Employment Agreement, dated as of September 27, 2005, by and between HomeBanc Corp. and Dr. D. “Ike” Reighard. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 27, 2005, as filed with the Commission on September 28, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.15(ii)	Employment Agreement, dated as of August 19, 2005, by and between HomeBanc Corp. and Nicolas V. Chater. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 19, 2005, as filed with the Commission on August 24, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.15(iii)	Employment Agreement, dated as of November 1, 2006, by and between HomeBanc Corp. and J. Michael Barber. (Filed as Exhibit 10.11(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the Commission on November 9, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.15(iv)	Employment Agreement, dated as of November 1, 2006, by and between HomeBanc Corp. and Charles W. McGuire. (Filed as Exhibit 10.11(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the Commission on November 9, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.15(v)	Employment Agreement, dated as of November 1, 2006, by and between HomeBanc Corp. and Norbert C. Theisen. (Filed as Exhibit 10.11(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the Commission on November 9, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.15(vi)	Employment Agreement, dated as of November 1, 2006, by and between HomeBanc Corp. and Debra F. Watkins. (Filed as Exhibit 10.11(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the Commission on November 9, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.15(vii)	Employment Agreement, dated as of November 1, 2006, by and between HomeBanc Corp. and Jacqueline E. Yeaney. (Filed as Exhibit 10.11(v) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the Commission on November 9, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

Exhibit Number	Description
10.15(viii)(a)	Employment Agreement, dated as of November 8, 2006, by and between HomeBanc Corp. and John Kubiak. (Filed as Exhibit 10.11(vi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the Commission on November 9, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).*

10.15(viii)(b)	Retention Bonus Agreement dated as of November 30, 2006, by and among HomeBanc Corp. and John Kubiak. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated November 30, 2006, as filed with the Commission on December 6, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.16	Amended and Restated Registration Agreement, dated as of July 13, 2004, by and among HomeBanc Corp., GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest L.P. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 19, 2004, as filed with the Commission on July 21, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(i)(a)	Purchase, Warranties and Servicing Agreement, dated as of July 1, 2004, by and among EMC Mortgage Corporation, HMB Acceptance Corp. and HomeBanc Corp. (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 26, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(i)(b)	Assignment, Assumption and Recognition Agreement, dated as of July 30, 2004, by and among EMC Mortgage Corporation, HomeBanc Mortgage Trust 2004-1, HMB Acceptance Corp., HomeBanc Corp. and Structured Asset Mortgage Investments II Inc. (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 26, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(i)(c)	Amended and Restated Trust Agreement, dated as of July 30, 2004, by and among Structured Asset Mortgage Investment II, Inc., Wilmington Trust Company and U.S. Bank, National Association. (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 26, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(i)(d)	Sale and Servicing Agreement, dated as of July 30, 2004, by and among Structured Asset Mortgage Investment II, Inc., HomeBanc Mortgage Trust 2004-1, U.S. Bank National Association and Wells Fargo Bank, N.A. (Filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 26, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(i)(e)	Indenture, dated as of July 30, 2004, by and among HomeBanc Mortgage Trust 2004-1, Wells Fargo Bank, N.A. and U.S. Bank National Association. (Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 26, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(ii)(a)	Assignment, Assumption and Recognition Agreement, dated as of October 29, 2004, by and among EMC Mortgage Corporation, HomeBanc Mortgage Trust 2004-2, HMB Acceptance Corp. and HomeBanc Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 29, 2004, as filed with the Commission on November 3, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

Exhibit Number	Description
10.17(ii)(b)	Amended and Restated Trust Agreement, dated as of October 29, 2004, by and among Structured Asset Mortgage Investment II, Inc., Wilmington Trust Company and U.S. Bank, National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 29, 2004, as filed with the Commission on November 3, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(ii)(c)	Sale and Servicing Agreement, dated as of October 29, 2004, by and among Structured Asset Mortgage Investment II, Inc., HomeBanc Mortgage Trust 2004-2, U.S. Bank National Association and Wells Fargo Bank, N.A. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated October 29, 2004, as filed with the Commission on November 3, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(ii)(d)	Indenture, dated as of October 29, 2004, by and among HomeBanc Mortgage Trust 2004-2, Wells Fargo Bank, N.A. and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 29, 2004, as filed with the Commission on November 3, 2004, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(iii)(a)	Mortgage Loan Purchase Agreement, dated as of February 1, 2005, by and between HMB Acceptance Corp. and HomeBanc Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 23, 2005, as filed with the Commission on February 28, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(iii)(b)	Trust Agreement, dated as of February 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and U.S. Bank National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 23, 2005, as filed with the Commission on February 28, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(iii)(c)	Transfer and Servicing Agreement, dated as of February 1, 2005, by and among HomeBanc Mortgage Trust 2005-1, HMB Acceptance Corp., U.S. Bank National Association, Wells Fargo Bank, National Association and HomeBanc Corp. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated February 23, 2005, as filed with the Commission on February 28, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(iii)(d)	Indenture, dated as of February 1, 2005, by and among HomeBanc Mortgage Trust 2005-1 and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated February 23, 2005, as filed with the Commission on February 28, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(iv)(a)	Mortgage Loan Purchase Agreement, dated as of March 1, 2005, by and between HomeBanc Corp. and HMB Acceptance Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(iv)(b)	Trust Agreement, dated as of March 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(iv)(c)	Transfer and Servicing Agreement, dated as of March 1, 2005, by and among HomeBanc Mortgage Trust 2005-2, HMB Acceptance Corp., Wells Fargo Bank, National Association, HomeBanc Corp. and U.S. Bank National Association. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

Exhibit Number	Description
10.17(iv)(d)	Indenture, dated as of March 1, 2005, by and among HomeBanc Mortgage Trust 2005-2, U.S. Bank National Association and Wells Fargo Bank, N.A. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(v)(a)	Mortgage Loan Purchase Agreement, dated as of May 1, 2005, by and between HomeBanc Corp. and HMB Acceptance Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 27, 2005, as filed with the Commission on June 3, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(v)(b)	Trust Agreement, dated as of May 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 27, 2005, as filed with the Commission on June 3, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(v)(c)	Amendment No. 1 to HomeBanc Mortgage Trust 2005-3 Mortgage Backed Notes Trust Agreement, effective as of February 24, 2006, by and among HMB Acceptance Corp., Wilmington Trust Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 24, 2006, as filed with the Commission on March 1, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(v)(d)	Transfer and Servicing Agreement, dated as of May 1, 2005, by and among HomeBanc Mortgage Trust 2005-3, HMB Acceptance Corp., Wells Fargo Bank, National Association, HomeBanc Corp. and U.S. Bank National Association. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 27, 2005, as filed with the Commission on June 3, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(v)(e)	Indenture, dated as of May 1, 2005, by and among HomeBanc Mortgage Trust 2005-3, U.S. Bank National Association and Wells Fargo Bank, N.W. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated May 27, 2005, as filed with the Commission on June 3, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(vi)(a)	Mortgage Loan Purchase Agreement, dated as of August 1, 2005, by and between HomeBanc Corp. and HMB Acceptance Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 30, 2005, as filed with the Commission on September 2, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(vi)(b)	Trust Agreement, dated as of August 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 30, 2005, as filed with the Commission on September 2, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(vi)(c)	Transfer and Servicing Agreement, dated as of August 1, 2005, by and among HomeBanc Mortgage Trust 2005-4, HMB Acceptance Corp., Wells Fargo Bank, National Association, HomeBanc Corp. and U.S. Bank National Association. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 30, 2005, as filed with the Commission on September 2, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(vi)(d)	Indenture, dated as of August 1, 2005, by and among HomeBanc Mortgage Trust 2005-4, U.S. Bank National Association and Wells Fargo Bank, N.W. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 30, 2005, as filed with the Commission on September 2, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

Exhibit Number	Description
10.17(vii)(a)	Mortgage Loan Purchase Agreement, dated as of November 1, 2005, by and between HomeBanc Corp. and HMB Acceptance Corp. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated November 30, 2005, as filed with the Commission on December 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(vii)(b)	Trust Agreement, dated as of November 1, 2005, by and among HMB Acceptance Corp., Wilmington Trust Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated November 30, 2005, as filed with the Commission on December 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(vii)(c)	Transfer and Servicing Agreement, dated as of November 1, 2005, by and among HomeBanc Mortgage Trust 2005-5, HMB Acceptance Corp., Wells Fargo Bank, National Association, HomeBanc Corp. and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated November 30, 2005, as filed with the Commission on December 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(vii)(d)	Indenture, dated as of November 1, 2005, by and among HomeBanc Mortgage Trust 2005-5, U.S. Bank National Association and Wells Fargo Bank, N.A. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated November 30, 2005, as filed with the Commission on December 6, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(viii)(a)	Mortgage Loan Purchase Agreement, dated as of March 1, 2006, by and between HMB Acceptance Corp. and HomeBanc Mortgage Corporation (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 31, 2006, as filed with the Commission on April 6, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(viii)(b)	Trust Agreement, dated as of March 1, 2006, by and among HMB Acceptance Corp., Wilmington Trust Company and U.S. Bank National Association (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 31, 2006, as filed with the Commission on April 6, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(viii)(c)	Pooling and Servicing Agreement, dated as of March 1, 2006, by and among Wilmington Trust Company, HMB Acceptance Corp., U.S. Bank National Association, Wells Fargo Bank, N.A. and HomeBanc Mortgage Corporation. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 31, 2006, as filed with the Commission on April 6, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(ix)(a)	Mortgage Loan Purchase Agreement, dated as of November 1, 2006, by and between HMB Acceptance Corp. and HomeBanc Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 30, 2006, as filed with the Commission on December 6, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(ix)(b)	Trust Agreement, dated as of November 1, 2006, by and among HMB Acceptance Corp., Wilmington Trust Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated November 30, 2006, as filed with the Commission on December 6, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

Exhibit Number	Description
10.17(ix)(c)	Transfer and Servicing Agreement, dated as of November 1, 2006, by and among HomeBanc Mortgage Trust 2006-2, HMB Acceptance Corp., HMB Acceptance Corp., U.S. Bank National Association, HomeBanc Corp. and Wells Fargo Bank, N.A. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated November 30, 2006, as filed with the Commission on December 6, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.17(ix)(d)	Indenture, dated as of November 1, 2006, by and among HomeBanc Mortgage Trust 2006-2, Wells Fargo Bank, N.A. and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated November 30, 2006, as filed with the Commission on December 6, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.18(i)	Purchase Agreement, dated as of June 24, 2005, among HomeBanc Corp., HMB Capital Trust I and Bear, Stearns & Co., Inc. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on June 30, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.18(ii)	Amended and Restated Trust Agreement, dated as of June 28, 2005, among HomeBanc Corp., Wells Fargo Bank, National Association and Wells Fargo Delaware Trust Company. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on June 30, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.18(iii)	Junior Subordinated Indenture, dated as of June 28, 2005, between HomeBanc Corp. and Wells Fargo Bank, National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on June 30, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.18(iv)	Amended and Restated Junior Subordinated Indenture, dated as of August 29, 2005, between HomeBanc Corp. and Wells Fargo Bank, National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 29, 2005, as filed with the Commission on September 1, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.18(v)	Second Amended and Restated Trust Agreement, dated as of August 29, 2005, among HomeBanc Corp., Wells Fargo Bank, National Association and Wells Fargo Delaware Trust Company. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 29, 2005, as filed with the Commission on September 1, 2005, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(i)(a)	Indenture dated as of June 25, 2006 by and between HMB Capital Trust IV and Wilmington Trust Company. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 15, 2006, as filed with the Commission on June 20, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(i)(b)	Amended and Restated Declaration of Trust dated as of June 15, 2006 by and among Wilmington Trust Company, as Delaware trustee and institutional trustee, HomeBanc Corp., as sponsor, and the Administrators named therein. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 15, 2006, as filed with the Commission on June 20, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.21(ii)(a)	Indenture dated as of September 21, 2006 by and between HMB Capital Trust V and Wilmington Trust Company. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 21, 2006, as filed with the Commission on September 22, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

Exhibit Number	Description
10.21(ii)(b)	Amended and Restated Declaration of Trust dated as of June 15, 2006 by and among Wilmington Trust Company, as Delaware trustee and institutional trustee, HomeBanc Corp., as sponsor, and the Administrators named therein. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 21, 2006, as filed with the Commission on September 22, 2006, Commission File No. 001-32245, and incorporated herein by this reference thereto).

12.1	Statement Regarding Computation of Earnings to Fixed Charges.(1)

12.2	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.(1)

21.1	Subsidiaries of HomeBanc Corp., as amended.(1)

23.1	Consent of Ernst & Young LLP.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Deputy Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Offer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)**

32.2	Certification of Deputy Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)**

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed herewith via EDGAR.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEBANC CORP.

By:	/s/ Kevin D. Race
Name:	Kevin D. Race
Title:	Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer

Date:	March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ KEVIN D. RACE Kevin D. Race	Chief Executive Officer (Principal Executive Officer), President, Chief Operating Officer and Chief Financial Officer; Director	March 15, 2007

/s/ NICOLAS V. CHATER Nicolas V. Chater	Executive Vice President and Deputy Chief Financial Officer (Principal Financial Officer)	March 15, 2007

/s/ J. MICHAEL BARBER J. Michael Barber	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2007

/s/ JAMES B. WITHEROW James B. Witherow	Chairman and Director	March 15, 2007

/s/ GLENN T. AUSTIN, JR. Glenn T. Austin, Jr.	Director	March 15, 2007

/s/ LAWRENCE W. HAMILTON Lawrence W. Hamilton	Director	March 15, 2007

/s/ WARREN Y. JOBE Warren Y. Jobe	Director	March 15, 2007

/s/ JOEL K. MANBY Joel K. Manby	Director	March 15, 2007

/s/ ROBERT C. PATTON Robert C. Patton	Director	March 15, 2007

/s/ BONNIE L. PHIPPS Bonnie L. Phipps	Director	March 15, 2007

/s/ JOHN W. SPIEGEL John W. Spiegel	Director	March 15, 2007

HOMEBANC CORP. AND SUBSIDIARIES

APPENDIX F

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For inclusion in Form 10-K

File with

Securities and Exchange Commission

December 31, 2006

Selected Quarterly Data

The following is selected consolidated data for HomeBanc Corp. for the quarters ended:

	12/31/2006	9/30/2006	6/30/2006	3/31/2006
	(Unaudited)
	(Dollars in thousands)
Revenues:
Net interest income	$16,518	$20,286	$21,363	$28,878
Provision for loan losses	(855)	1,124	1,503	39
Net gain on sale of mortgage loans	9,338	14,777	11,166	7,051
Mortgage servicing income, net	409	(2,760)	1,347	1,272
Other revenue	1,629	982	1,085	1,310

Total revenues	28,749	32,161	33,458	38,472
Expenses:
Salaries and associate benefits, net	17,203	16,162	15,017	18,823
Marketing and promotions	4,426	5,032	6,333	6,602
Occupancy and equipment	4,010	4,011	3,994	4,147
Depreciation and amortization	2,001	2,172	2,049	2,233
Other expenses	6,139	6,201	6,321	6,377

Total expenses	33,779	33,578	33,714	38,182
(Loss) income before income taxes	(5,030)	(1,417)	(256)	290
Income tax expense (benefit)	4,442	(283)	(3,126)	(696)

Net (loss) income before cumulative effect of change in accounting principle	(9,472)	(1,134)	2,870	986
Cumulative effect of change in accounting principle	—	—	—	270

Net (loss) income	$(9,472)	$(1,134)	$2,870	$1,256

Net (loss) income attributable to holders of common stock	$(10,722)	$(2,384)	$1,620	$520

Earnings per share data:
Basic and diluted	$(0.19)	$(0.04)	$0.03	$0.01

	12/31/2005	9/30/2005	6/30/2005	3/31/2005
	(Unaudited)
	(Dollars in thousands)
Revenues:
Net interest income	$22,007	$18,826	$16,221	$11,635
Provision for loan losses	(863)	609	675	528
Net gain on sale of mortgage loans	7,817	9,910	11,952	8,583
Mortgage servicing income, net	378	185	(578)	72
Other revenue	5,339	3,248	1,232	992

Total revenues	36,404	31,560	28,152	20,754
Expenses:
Salaries and associate benefits, net	16,677	15,791	15,402	15,055
Marketing and promotions	8,133	6,999	6,512	6,354
Occupancy and equipment	4,070	3,907	3,520	3,805
Depreciation and amortization	2,563	2,185	1,949	1,873
Other expenses	8,753	6,012	6,075	4,733

Total expenses	40,196	34,894	33,458	31,820
Loss before income taxes	(3,792)	(3,334)	(5,306)	(11,066)
Income tax benefit	(4,140)	(2,551)	(1,664)	(3,508)

Net income (loss)	$348	$(783)	$(3,642)	$(7,558)

Net income (loss) attributable to holders of common stock	$348	$(783)	$(3,642)	$(7,558)

Earnings per share data:
Basic and diluted	$0.01	$(0.01)	$(0.06)	$(0.15)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

HomeBanc Corp.

We have audited the accompanying consolidated balance sheet of HomeBanc Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule as of and for the year ended December 31, 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeBanc Corp. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2006 the Company changed its method of accounting for mortgage servicing rights. As discussed in Note 13 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HomeBanc Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

Atlanta, Georgia

March 12, 2007

HomeBanc Corp. and Subsidiaries

Consolidated Balance Sheet

	December 31,
	2006	2005
	(Dollars in thousands, except per share data)
Assets
Cash	$20,987	$41,505
Restricted cash	128,033	15,744
Mortgage loans held for sale, net	379,299	195,231
Mortgage loans held for investment, net of allowance of $4,040 and $3,691, respectively	4,372,998	5,449,376
Mortgage servicing rights, net	43,908	10,088
Receivable from custodian	77,612	128,641
Trading securities	4,824	—
Securities available for sale	1,366,426	111,256
Securities held to maturity (fair value of $187,014 and $68,628, respectively)	188,193	68,425
Accrued interest receivable	22,387	18,284
Premises and equipment, net	45,406	41,672
Goodwill, net	39,995	39,995
Deferred tax asset, net	23,225	23,762
Other assets	109,371	108,733

Total assets	$6,822,664	$6,252,712

Liabilities and shareholders’ equity
Warehouse lines of credit	$404,765	$344,269
Aggregation credit facilities	—	118,685
Repurchase agreements	1,527,470	215,927
Loan funding payable	63,855	69,405
Accrued interest payable	9,144	6,039
Other liabilities	94,832	103,479
Collateralized debt obligations	4,277,026	5,026,598
Junior subordinated debentures representing obligations for trust preferred securities	175,260	51,547

Total liabilities	6,552,352	5,935,949
Minority interest	42	62
Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock — par value $.01; 25,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding at December 31, 2006 and 2005, respectively	47,992	—
Common stock — par value $.01; 150,000,000 shares authorized; 56,898,898 and 56,628,969 shares issued and outstanding at December 31, 2006 and 2005, respectively	568	566
Additional paid-in capital	277,800	336,225
Accumulated deficit	(64,065)	(57,585)
Treasury stock, at cost (82,184 and 6,647 shares at December 31, 2006 and 2005, respectively)	(673)	(69)
Unearned compensation	—	(1,546)
Accumulated other comprehensive income	8,648	39,110

Total shareholders’ equity	270,270	316,701

Total liabilities and shareholders’ equity	$6,822,664	$6,252,712

The accompanying notes are an integral part of these consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Consolidated Statement of Operations

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Revenues:
Net interest income:
Interest income:
Mortgage loans, including fees	$326,034	$248,428	$66,630
Securities available for sale	51,715	165	—
Securities held to maturity	11,653	315	—

Total interest income	389,402	248,908	66,630
Total interest expense	(302,357)	(180,219)	(48,777)

Net interest income	87,045	68,689	17,853
Provision for loan losses	1,811	949	2,870

Net interest income after provision for loan losses	85,234	67,740	14,983
Net gain on sale of mortgage loans	42,332	38,262	38,276
Mortgage servicing income, net	268	57	1,852
Other revenue	5,006	10,811	2,341

Total revenues	132,840	116,870	57,452

Expenses:
Salaries and associate benefits, net	67,205	62,925	53,511
Marketing and promotions	22,393	27,998	24,302
Occupancy and equipment	16,162	15,302	20,234
Depreciation and amortization	8,455	8,570	6,755
Interest expense, other	—	—	869
Minority interest	202	312	165
Other operating expense	24,836	25,261	18,226

Total expenses	139,253	140,368	124,062

Loss before income taxes	(6,413)	(23,498)	(66,610)
Income tax expense (benefit)	337	(11,863)	(18,277)

Loss before cumulative effect of change in accounting principle	(6,750)	(11,635)	(48,333)
Cumulative effect of change in accounting principle, net of taxes of $171	270	—	—

Net loss	$(6,480)	$(11,635)	$(48,333)

Net loss attributable to holders of common stock	$(10,966)	$(11,635)	$(48,333)

Loss per share of common stock outstanding:
Loss before cumulative effect of change in accounting principle
Basic and diluted	$(0.20)	$(0.21)	$(1.99)
Cumulative effect of change in accounting principle
Basic and diluted	$0.00	$—	$—
Net loss
Basic and diluted	$(0.19)	$(0.21)	$(1.99)
Dividends declared per share of common stock outstanding	$0.98	$0.95	$0.29
Weighted-average shares of common stock outstanding:
Basic and diluted	56,406,325	55,286,046	24,226,970

The accompanying notes are an integral part of these consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2003	—	$—	6,446,438	$64	$40,978	$3,934	$—	$—	$(85)	$44,891
Comprehensive loss:
Net loss	—	—	—	—	—	(48,333)	—	—	—	(48,333)
Other comprehensive income, net of taxes
Change in net unrealized gains and losses on cash flow hedges (net of $1,141 tax expense)	—	—	—	—	—	—	—	—	1,784	1,784

Total comprehensive loss										(46,549)
Issuance of common stock through initial public offering	—	—	38,750,000	388	264,519	—	—	—	—	264,907
Stock-based compensation	—	—	—	—	1,050	—	—	—	—	1,050
Cash dividends declared per share of common stock ($0.29 per share)	—	—	—	—	(13,195)	—	—	—	—	(13,195)
Other distributions to shareholders	—	—	304,679	3	1,457	(1,551)	—	—	—	(91)

Balance at December 31, 2004	—	—	45,501,117	455	294,809	(45,950)	—	—	1,699	251,013
Comprehensive income:
Net loss	—	—	—	—	—	(11,635)	—	—	—	(11,635)
Other comprehensive income, net of taxes
Change in net unrealized gains and losses on available for sale securities	—	—	—	—	—	—	—	—	(250)	(250)
Change in net unrealized gains and losses on cash flow hedges (net of $168 tax benefit)	—	—	—	—	—	—	—	—	37,661	37,661

Total comprehensive income										25,776
Issuance of common stock	—	—	10,925,000	109	92,891	—	—	—	—	93,000
Stock-based compensation	—	—	202,852	2	2,274	—	—	—	—	2,276
Common stock purchased under Sales Equity Plan, net	—	—	—	—	—	—	(69)	(1,546)	—	(1,615)
Cash dividends declared per share of common stock ($0.95 per share)	—	—	—	—	(53,749)	—	—	—	—	(53,749)

Balance at December 31, 2005	—	—	56,628,969	566	336,225	(57,585)	(69)	(1,546)	39,110	316,701
Comprehensive loss:
Net loss	—	—	—	—	—	(6,480)	—	—	—	(6,480)
Other comprehensive income, net of taxes
Change in net unrealized gains and losses on available for sale securities	—	—	—	—	—	—	—	—	10,722	10,722
Change in net unrealized gains and losses on cash flow hedges	—	—	—	—	—	—	—	—	(41,184)	(41,184)

Total comprehensive loss										(36,942)
Issuance of preferred stock	2,000,000	47,992	—	—	—	—	—	—	—	47,992
Stock-based compensation	—	—	269,929	2	4,117	—	—	—	—	4,119
Common stock purchased under Sales Equity Plan, net	—	—	—	—	(389)	—	(604)	—	—	(993)
Cumulative effect of change in accounting principle	—	—	—	—	(1,988)	—	—	1,546	—	(442)
Cash dividends declared per share of preferred stock ($2.24 per share)	—	—	—	—	(4,486)	—	—	—	—	(4,486)
Cash dividends declared per share of common stock ($0.98 per share)	—	—	—	—	(55,679)	—	—	—	—	(55,679)

Balance at December 31, 2006	2,000,000	$47,992	56,898,898	$568	$277,800	$(64,065)	$(673)	$—	$8,648	$270,270

The accompanying notes are an integral part of these consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Operating activities
Net loss	$(6,480)	$(11,635)	$(48,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,455	8,570	6,755
Net amortization of premium/accretion of discount on investment securities	(5,398)	(17)	—
Provision for loan losses	1,811	949	2,870
Provision for losses associated with certain loan sales and mortgage loans held for sale	1,960	2,369	4,326
Capitalization of mortgage servicing rights	(42,865)	(8,364)	(6,276)
Change in fair value of mortgage servicing rights	9,045	—	—
Amortization and impairment of mortgage servicing rights	—	3,373	1,579
Loss (gain) on disposal of premises and equipment and lease terminations	20	(285)	5,772
Stock-based compensation, net	3,733	2,276	1,050
Compensation expense for Sales Equity Plan, net	570	433	—
Cumulative effect of change in accounting principle	(441)	—	—
Minority interest	(20)	46	(5)
Deferred taxes	537	(11,630)	(17,942)
Increase in restricted cash	(112,289)	(8,867)	(2,430)
Decrease in mortgage loans held for sale, net	145,267	57,147	71,994
Increase in fair value of trading securities	(375)	—	—
Decrease (increase) in receivable from custodian	51,029	(108,255)	(20,386)
Increase in accrued interest receivable	(4,103)	(12,263)	(4,973)
(Increase) decrease in other assets	(33,195)	(32,419)	3,946
Increase in accrued interest payable	3,105	2,654	2,161
(Decrease) increase in other liabilities	(7,565)	46,393	10,705

Net cash provided by (used in) operating activities	12,801	(69,525)	10,813

Investing activities
Net principal collections (originations) of loans held for investment	708,822	(2,517,168)	(2,940,026)
Purchases of premises and equipment, net	(12,209)	(16,932)	(21,592)
Purchases of investment securities available for sale	(1,346,406)	(111,505)	—
Proceeds from maturities and prepayments of investment securities available for sale	130,125	—	—
Purchases of investment securities held to maturity	(147,245)	(69,628)	—
Proceeds from maturities and prepayments of investment securities held to maturity	28,041	1,219	—

Net cash used in investing activities	(638,872)	(2,714,014)	(2,961,618)

Financing activities
(Decrease) increase in warehouse and aggregation credit facilities, net	(58,189)	(740,258)	946,167
Increase in repurchase agreements, net	1,311,543	215,927	—
Net change in loan funding payable	(5,550)	(426)	6,612
Proceeds from debt issuance	571,837	4,323,746	1,841,878
Repayment of debt	(1,197,696)	(1,031,501)	(92,698)
Proceeds from issuance of common stock, net	—	93,000	264,907
Proceeds from issuance of preferred stock, net	47,992	—	—
Purchase of shares under Sales Equity Plan	(993)	(2,048)	—
Cash dividends paid	(63,391)	(45,628)	(5,460)
Other	—	—	(91)

Net cash provided by financing activities	605,553	2,812,812	2,961,315

Net (decrease) increase in cash	(20,518)	29,273	10,510
Cash and cash equivalents at beginning of period	41,505	12,232	1,722

Cash and cash equivalents at end of period	$20,987	$41,505	$12,232

Supplemental disclosures
Cash paid for interest	$295,852	$163,235	$51,806
Non-cash items:
Transfers to mortgage loans held for sale from mortgage loans held for investment	357,117	—	—
Transfers to other real estate from mortgage loans held for investment	8,628	3,999	—
Change in net unrealized gains and losses on available for sale securities	10,722	(250)	—
Change in net unrealized gains and losses on cash flow hedges	(41,184)	37,661	1,784

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

HomeBanc Corp. (“HomeBanc” or the “Company”) is a Georgia corporation engaged in the business of mortgage banking. The Company was formed on March 17, 2004 to, among other things, hold and service residential mortgage loans. The Company completed its initial public offering (the “IPO”) of 38,750,000 shares of common stock on July 19, 2004. The gross proceeds from the IPO were approximately $288.6 million, excluding the costs related to the IPO, principally $17.3 million in underwriting fees. As more fully discussed below, immediately prior to the IPO, the Company completed a corporate reorganization, through a merger with an affiliate, to meet the requirements for qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company elected to be taxed as a REIT beginning with the tax year ending December 31, 2004.

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

In July 2004, Holdings distributed, prior to the IPO, 6,101,677 shares of the HomeBanc Corp. common stock that it received in the reorganization to the holders of Holdings’ preferred units. The total value of the distribution was equal to the aggregate value of, and in payment of, the capital accounts, including accumulated but unpaid distributions, of the preferred units as of the date of the closing of the IPO. This transaction has been accounted for in a manner similar to a pooling of interests, and the consolidated financial statements of the Company include the combined entities from the earliest date presented.

The Company completed a second public equity offering on February 9, 2005 of 10,925,000 shares of its common stock. The net proceeds to the Company were $93.0 million after deducting issuance costs.

On February 7, 2006, the Company completed the public offering of 2,000,000 shares of 10% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). The Preferred Stock is not subject to any mandatory redemption and, except in limited circumstances, may not be optionally redeemed by the Company prior to March 31, 2011. The net proceeds to the Company were $48.0 million after deducting issuance costs.

The Company, through HBMC, originates residential mortgage loans through its 21 store locations and its 140 realtor store-in-store locations in the states of Georgia, Florida and North Carolina. HBMC’s mortgage product line includes conforming Fannie Mae and Freddie Mac mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, including construction-to-permanent and second-lien mortgage loans, nonconforming jumbo loans and a limited volume of sub-prime mortgage loans. The Company’s strategy emphasizes retail residential mortgage loan originations, primarily purchase money mortgages, which are originated in connection with the purchase and sale of real property. The Company augments its production strategy through the formation of strategic marketing alliances (“SMAs”) with residential realtors and home builders who have a significant presence in its markets. As of December 31, 2006, the Company had 181 SMAs, 111 of which were with residential realtors and 70 of which were with home builders.

Historically, HomeBanc sold a substantial number of the mortgage loans that it originated to third parties in whole loan and securitized form through programs offered by government-sponsored enterprises. As a result, the substantial majority of the Company’s revenue prior to January 1, 2004 was gain on sale of mortgage loans. During 2004, the Company began holding certain mortgage loans, primarily adjustable-rate mortgage loans with rates based on the London Interbank Offered Rate (“LIBOR”), for investment. These loans are financed by equity and debt, primarily through the issuance of adjustable-rate notes through securitization transactions treated as secured borrowings in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The entities used to complete the securitization transactions are not qualifying special purpose entities under SFAS No. 140 and are, therefore, consolidated. In the first quarter of 2006, the Company began selling substantially all of the mortgage loans originated by HBMC to unrelated third parties.

At December 31, 2006, the Company had the following subsidiaries: HBMC; HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp. (“Acceptance”); HomeBanc Title Partners, LLC (“Title Partners”); HMB Mortgage Partners, LLC (“Mortgage Partners”); and BH Mortgage Partners, LLC (“BH Mortgage”). All of these entities are direct or indirect wholly-owned subsidiaries of the Company, except for Title Partners, a joint venture in which First American Title Insurance, an agent offering title insurance to customers of the Company, owns a 15% equity interest and except for BH Mortgage, a joint venture in which an affiliate of Atlanta-based homebuilder, Brayson Homes, owns a 49% equity interest. HBMC has elected to be treated as a taxable REIT subsidiary (“TRS”) of the Company. HomeBanc Funding Corp., HomeBanc Funding Corp. II and Acceptance are treated as qualified REIT subsidiaries. Mortgage Partners, a single-member limited liability company, is a wholly-owned subsidiary of HBMC. Mortgage Partners became the owner, effective July 1, 2006, of a 51% interest in BH Mortgage. BH Mortgage was created to originate mortgage loans with borrowers, including purchasers of homes built by Brayson Homes. HomeBanc consolidates BH Mortgage consistent with SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries.

In December of 2005, Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II were dissolved, and Abetterwayhome Corp. was merged into HBMC. Abetterwayhome Finance, LLC and Abetterwayhome Finance, LLC II were single-member limited liability companies disregarded for federal income tax purposes and treated for such purposes as branches of Abetterwayhome Corp. None of these existed as a separate legal entity as of December 31, 2005.

In addition, at December 31, 2006, the Company held all of the equity interests in 11 Delaware statutory trusts: HomeBanc Mortgage Trust 2004-1 (the “2004-1 Trust”); HomeBanc Mortgage Trust 2004-2 (the “2004-2 Trust”); HomeBanc Mortgage Trust 2005-1 (the “2005-1 Trust”); HomeBanc Mortgage Trust 2005-2 (the “2005-2 Trust”); HomeBanc Mortgage Trust 2005-3 (the “2005-3 Trust”); HomeBanc Mortgage Trust 2005-4 (the “2005-4 Trust”); HomeBanc Mortgage Trust 2005-5 (the “2005-5 Trust”); HomeBanc Mortgage Trust 2006-2 (the “2006-2 Trust”); HMB Capital Trust I (“Capital Trust I”); HMB Capital Trust IV (“Capital Trust IV”); and HMB Capital Trust V (“Capital Trust V”). These trusts are bankruptcy-remote Delaware statutory trusts used in connection with the Company’s securitization and financing activities and are disregarded entities for federal income tax purposes. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), all of these entities, except the 2006-1 Trust, Capital Trust I, Capital Trust IV and Capital Trust V are consolidated for financial reporting purposes. The 2006-1 Trust is a qualifying special purpose entity used in a securitization accounted for as a sale and is, therefore, not consolidated. For tax purposes, the 2006-1 Trust has been structured as a real estate mortgage investment conduit. Title Partners is a limited partnership for federal income tax purposes. HomeBanc Funding Corp.; HomeBanc Funding Corp. II; Acceptance; the 2004-1 Trust; the 2004-2 Trust; the 2005-1 Trust; the 2005-2 Trust; the 2005-3 Trust; the 2005-4 Trust; the 2005-5 Trust; and the 2006-2 Trust are all bankruptcy-remote special purpose entities utilized in the financing of the Company’s operations. Capital Trust I, Capital Trust IV and Capital Trust V were formed to purchase junior subordinated debentures from the Company funded by the issuance of trust preferred securities to provide financing for the Company’s operations. These entities are not consolidated for financial reporting purposes and are also disregarded entities for federal income tax purposes.

During the fourth quarter of 2006, the Company announced that it does not intend to operate its public company as a REIT beginning in 2007.

All material intercompany transactions have been eliminated in consolidation.

Unless the context otherwise requires, for purposes of these notes to the consolidated financial statements, the “Company” and “HomeBanc” refer to HomeBanc Corp. and the entities it consolidates, as discussed above.

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

Transfers of Financial Assets

From time to time, the Company sells or securitizes mortgage loans. These transfers of financial assets are accounted for as sales for financial reporting purposes when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company; (2) the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity other than through permissible provisions that allow the Company to reacquire transferred assets once the costs of servicing those assets become burdensome in relation to the benefits of continuing to service them. Transfers of financial assets not meeting these sale criteria are treated as secured borrowings. Tax treatment for transfers of financial assets is dependent upon the particular facts and circumstances but does not necessarily match the treatment applied for financial reporting purposes.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

During 2003, the Company entered into an operating lease agreement relating to new corporate offices. As part of the lease terms, the Company is required to maintain a letter of credit and cash in the amount of $3.5 million in a restricted interest-bearing account. This restricted cash account must be maintained through 2011 unless the related lease agreement is otherwise terminated. This restricted cash amount and related letter of credit is scheduled to be reduced to $1.75 million at March 1, 2009, $0.9 million at March 1, 2010 and zero at March 1, 2011. As of December 31, 2006, restricted cash reflected collateral margin accounts of $39.6 million related to unrealized loss positions associated with certain derivative financial instruments and $9.9 million of collateral margin accounts related to certain outstanding borrowings. No collateral margin was required with derivative financial instrument counterparties at December 31, 2005. Restricted cash also includes amounts held in association with sales of loans that settled on the last day of the period that will be applied against the Company’s warehouse line of credit. The balance associated with such loan sales was $75.0 million and $11.3 million at December 31, 2006 and December 31, 2005, respectively. The Company also had restrictions on cash of $0.9 million at December 31, 2005 in association with aggregation facility funding arrangements with no associated restrictions as of December 31, 2006 as these lines were paid off during 2006.

Investment Securities

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

•

Available for sale if the securities are not classified as held to maturity or trading. These securities are carried at fair value, with net unrealized gains and losses reported as a component of accumulated other comprehensive income (“AOCI”).

Fair value is based primarily upon third party quotations, which are subject to significant variability based on market conditions, including interest rates and spreads. If third party quotations are not available, fair value is based on quotations of comparable instruments. Changes in market conditions could result in a significant increase or decrease in the fair value of our investments.

The Company assesses whether unrealized losses on investment securities, if any, reflect a decline in value which is other than temporary, and, in such cases, it writes the impaired security down to fair value through earnings. Significant judgment is required in this analysis. Realized gains and losses attributable to each security sold are included in other income and expense on the trade date using a specific identification approach.

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

Gains and losses on the sale of loans to unrelated third parties are recognized at settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. These transactions are treated as sales in accordance with SFAS No. 140. At the time of sale, a reserve is established for estimated contingencies in the form of loss indemnification related to customary standard representations and warranties made in connection with the sale. Contingency reserves related to loan sales are recorded as a component of net gain on sale of mortgage loans. The three largest investors for each year purchased approximately 73%, 92% and 72%, respectively, of the carrying value of loans sold for the years ended December 31, 2006, 2005 and 2004.

The majority of the loans originated by the Company are in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for sale along with the liquidity of the underlying collateral.

Mortgage Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. Loans held for investment are recorded at their unpaid principal balance together with any related deferred origination fees and costs, including loan officer commissions and stock-based compensation that is linked to loan production. These loan origination fees and direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans using methods that approximate the interest method. Interest income is accrued based on the outstanding principal amount and contractual terms of each individual loan.

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

The majority of the loans held for investment by the Company are secured by properties located in the states of Georgia, Florida and North Carolina. As a result, real estate values in these markets impact the credit risk of loans held for investment along with the liquidity of the underlying collateral.

Allowance for Loan Losses

The Company began to maintain an Allowance as it began to accumulate mortgage loans held for investment in the first quarter of 2004. The Allowance represents management’s best estimate of probable losses inherent in the existing loan portfolio. The Allowance is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several factors, including historical loan loss experience of similar types of loans, the Company’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the value of collateral securing the loans, and current and anticipated economic and interest rate conditions. Evaluation of these factors requires that the Company’s management make subjective estimates and judgments that may change or prove to be incorrect.

Nonperforming Loans and Impaired Loans

The accrual of interest on loans is discontinued at the time the loan is 90 days past due. Past due status is based on contractual terms of the loan. Loans are generally charged off in the period in which an event occurs that confirms the existence of a loss. Loans are treated as nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All current period interest accrued but not collected for loans that are treated as nonaccrual or charged off is reversed against interest income. The interest on these loans is recognized as cash is received until the loan qualifies for return to accrual status. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) are recognized when a mortgage loan is sold, on a servicing-retained basis, to a third party. In connection with the sale of mortgage loans, a portion of the cost of originating each loan was previously allocated to the MSRs based on relative fair value prior to the adoption of SFAS No. 156, Accounting for Servicing of Financial Assets, on January 1, 2006. Subsequent to adoption, MSRs are recorded at fair value as part of the proceeds in a sale transaction. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as prepayment speeds, the cost to service the loan, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, and default rates and losses.

Prior to adoption of SFAS No. 156, the expense related to capitalized MSRs was amortized into other revenue in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. MSRs were periodically evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment was determined by stratifying the MSRs into tranches based on predominant risk characteristics, such as interest rate and loan type and was recognized through a valuation allowance for an individual tranche, to the extent that fair value was less than the capitalized amount for the tranche. If the Company later determined that all or a portion of the impairment no longer existed for a particular tranche, a reduction of the allowance was recorded as an increase to income. Upon adoption of SFAS No. 156, the Company defined one class of MSRs and elected to measure MSRs using the fair value method, which allows the MSRs to be marked to market each quarter, thus eliminating the need for a valuation allowance. Since the MSR balance at December 31, 2005 was equal to fair value, there was no cumulative effect adjustment as a result of the adoption of SFAS No. 156.

Servicing fee income is recognized as earned. Generally, such agreements provide for fees based upon a percentage of the outstanding balance of the related loans. Servicing activities include the monthly collection of principal, interest and escrow payments, and the performance of certain accounting and reporting functions on behalf of mortgage investors. Ancillary fees, including late fees, are recognized as collected.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided by straight-line methods over the estimated useful lives of the assets, generally three to 10 years. Leasehold improvements are depreciated over the shorter of the period of the corresponding lease agreement or the improvement’s estimated useful life. Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life are capitalized and depreciated over the estimated remaining life of the asset. Premises and equipment also includes capitalized software costs, which are assigned useful lives of three years if purchased from external parties and five years if developed internally.

Goodwill and Intangibles

Goodwill represents the excess of purchase price over net assets acquired in business combinations. Prior to 2002, the Company amortized goodwill over 20 years utilizing the straight-line method. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the cessation of amortization of goodwill. Accumulated amortization was $3.6 million at December 31, 2006 and 2005. Under SFAS No. 142, goodwill and intangible assets are deemed to have indefinite lives and are not amortized but are subjected to impairment testing.

The carrying value of goodwill is subject to at least an annual assessment for impairment at a reporting unit level by applying a fair value-based test. Based upon the view of the business from the perspective of the Chief Operating Decision Maker (“CODM”), the Company has two reporting units, the REIT (HomeBanc Corp.) and the TRS (HomeBanc Mortgage Corporation). Goodwill was recorded at the TRS in connection with its purchase from a third party in 2002. Based on this and the CODM’s view of our business, goodwill is assessed for impairment at the TRS level. Upon applying the fair value-based test, if the carrying value exceeds the fair value of this reporting unit, goodwill is impaired. The Company regularly evaluates whether events and circumstances have occurred that indicate the value of goodwill may not be recoverable. In performing the annual assessment for impairment, the Company uses a discounted cash flow analysis. The calculation of cash flows begins with an estimation of net earnings in several trend scenarios, taking into account anticipated effective tax rates, over the next 10 years, including forecasted, high performance, low performance and worst-case trends. A terminal value, based on estimated earnings multiples, is added to each scenario at the end of 10 years to determine total cash flows. A discount factor, approximating a risk free rate of interest, is then applied to discount each cash flow scenario to determine the present value. The present value of each scenario is then weighted based on the probability of occurrence as assessed by management. The resulting weighted-average present value is compared to the recorded equity of the reporting unit. As long as the weighted-average present value is greater, goodwill is not considered to be impaired. The Company performed its annual test for impairment of goodwill as of the designated testing date during 2006 and determined that there was no impairment.

Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or fair value at the date of foreclosure, less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value, less estimated costs to sell.

Loan Funding Payable

Loan funding payable represents amounts related to loans for which funds have been disbursed to the closing agent but have not been presented to the warehouse lenders for funding.

Repurchase Agreements

The Company has entered into repurchase agreements with certain lenders as discussed in Note 6, “Borrowings.” Repurchase agreements are accounted for as borrowings as the underlying loans and mortgage-backed securities (“MBS”) are contractually subject to repurchase by the Company.

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

The adoption of SFAS No. 123(R) resulted in a cumulative effect adjustment that decreased additional paid-in capital by $2.0 million, which included a $1.5 million reclassification from unearned compensation to additional paid-in capital related to unvested (restricted) stock awarded under HomeBanc Corp.’s Amended and Restated Sales Equity Incentive Plan (the “Sales Equity Plan”) that, previously, was accounted for as unearned compensation and under SFAS No. 123(R), must be treated as a reduction of additional paid-in capital. The Company also recorded an increase to income of $0.5 million related to recognition of expected forfeitures, which was reduced by $0.2 million in tax expense.

Income Taxes

As long as it maintains its election and qualification as a REIT, HomeBanc and its qualified REIT subsidiaries generally will not be subject to taxation on the income it distributes to its shareholders. HomeBanc’s taxable REIT subsidiaries are subject to taxation. For those entities, HomeBanc accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach for accounting and reporting of income taxes. The provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between the book basis and tax basis of assets and liabilities that will result in deductible or taxable amounts in future years when such assets and liabilities are recovered or settled, respectively. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management’s belief that, based upon historical earnings and anticipated future earnings, normal operations or available tax planning strategies will generate sufficient future taxable income to realize these benefits within a relatively short period, generally no more than three years. Certain deferred tax assets (e.g., net operating loss carryforwards (“NOLs”)) may have much longer lives for tax purposes (e.g., 20 years in the case of NOLs). When, in the opinion of management, it is “more likely than not” that the asset will be realized within three years, no valuation allowance is established for deferred tax assets.

Advertising, Marketing and Promotion Costs

The Company expenses advertising, marketing and promotion costs as incurred. Included in these costs are amounts paid to third parties related to SMAs.

Reserve for Contingencies

The Company maintains a reserve for contingencies that represents estimated losses arising through legal proceedings when those losses are both probable and estimable under SFAS No. 5, Accounting for Contingencies. Reserves for contingency losses are also recorded with respect to repurchases and indemnifications arising from representation and warranty claims and probable obligations related to disputes with investors on contractual obligations pertaining to mortgage loans sold. These reserves are included in other liabilities in the consolidated balance sheet. Further discussion on the reserve for contingencies is included in Note 12, “Commitments and Contingencies.”

Derivative Financial Instruments

In accordance with SFAS No. 133, the Company records all derivative financial instruments in the consolidated balance sheet at their fair value in other assets or other liabilities. Changes in fair value are recorded each period in current earnings (other revenue or other operating expense) or AOCI depending upon the purpose for using the derivative financial instrument and its qualification, designation and effectiveness as a hedging instrument. Under SFAS No. 133, the Company may designate a derivative financial instrument as a hedging instrument in either a cash flow or a fair value hedging relationship.

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

Derivative financial instruments that are designated to hedge the variability in expected future cash flows of forecasted transactions are considered cash flow hedges. The effective portion of the change in fair value of the derivative financial instrument is recorded in AOCI and reclassified into earnings during the period in which the hedged transaction occurs. Any ineffectiveness is recorded in current period earnings within the related revenue or expense line item.

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

In the case of fair value hedges, when: (1) hedging criteria are no longer met; (2) management de-designates the hedging instrument; or (3) the hedging instrument has expired, been sold, terminated or exercised, the Company discontinues recording changes in fair value of the hedged item and amortizes the existing basis adjustment to earnings over the hedged item’s remaining expected life. For fair value hedges where the hedged item has been sold, matured or terminated, the difference between the carrying value of the hedged item and its fair value is recorded in current earnings.

For cash flow hedges, when: (1) hedging criteria are no longer met; (2) management de-designates the hedging instrument; or (3) the hedging instrument has expired, been sold, terminated or exercised, changes in the value of the derivative financial instrument are recorded to current earnings, while the net gain or loss previously recorded in AOCI continues to be reported there until the hedged forecasted transaction impacts earnings. When the hedged forecasted transaction is deemed probable to not occur, the amount recorded in AOCI is immediately released into current earnings.

Derivative financial instruments and hedging activities—business perspective. The Company has developed risk management programs and processes intended to manage market risks associated with the Company’s business activities. Interest rate risk is a predominant risk that further influences a number of other business risks such as pricing risk, prepayment risk, valuation risk, balance sheet management and funding risk. As part of its risk management program, the Company utilizes derivative financial instruments, including interest rate swaps, interest rate basis swaps, forward contracts, interest rate caps and options on forward contracts, to manage interest rate risks associated with its balance sheet activities. The Company’s derivative financial instrument positions currently include cash flow hedges, fair value hedges and other freestanding derivative financial instruments. The Company does not use derivative financial instruments for speculative purposes.

Loan production activities include the origination of mortgage loans, the warehousing of those loans in inventory and the resale of those loans to investors in the secondary market. The Company utilizes derivative financial instruments to protect against and manage interest rate risk and pricing risk associated with its mortgage loans held for sale and its mortgage pipeline. SFAS No. 133 defines interest rate lock commitments (“IRLCs”) relating to future mortgage loans held for sale as derivative financial instruments, which are marked to market through earnings. Similar to mortgage loans held for sale, the fair value of IRLCs is determined by examining outstanding commitments from investors or current investor yield requirements. The fair value of derivative financial instruments associated with mortgage loans held for sale and the mortgage pipeline is reported on a gross basis and included within other assets or other liabilities, as appropriate. During the second quarter of 2006, the Company began, in certain instances, formally designating forward contracts and options on forward contracts to hedge against changes in the total fair value of certain pools of its mortgage loans held for sale resulting from interest rate movements. To the extent that similar asset criteria are met for the designated pools of loans and hedge effectiveness is achieved, the Company also records the change in fair value of the loans through current period earnings as an adjustment to gain on sale of mortgage loans.

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

The revenues for the mortgage reinsurance ventures were $1.1 million, $1.5 million and $0.7 million, respectively, during 2006, 2005 and 2004.

During 2005 and 2006, the Company formed Capital Trust I, Capital Trust IV and Capital Trust V to issue trust preferred securities to third party investors, and these trusts used the proceeds from the sale of trust preferred securities to purchase junior subordinated debentures from the Company. These entities used the proceeds from the sale of trust preferred securities to purchase an aggregate of $175.3 million of junior subordinated debentures issued by the Company. In accordance with FIN No. 46(R), the trusts are not consolidated since the Company neither exercises control over the entity nor is it a variable interest holder in the entity because its obligations to the trusts are predetermined and fixed in nature.

Recent Accounting Pronouncements

During February 2006, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which nullifies the guidance from the FASB’s Derivatives Implementation

Group (“DIG”) in Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the bifurcation requirements of SFAS No. 133 for certain beneficial interests. The impacts of SFAS No. 155 are to: (1) provide a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarify that only the simplest separations of interest payments and principal payments qualify for the exception from derivative accounting afforded to interest-only strips and principal-only strips; (3) require that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarify that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) allow a qualifying special purpose entity to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 is effective for all instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. The Company does not currently expect that the new guidance will have a material impact on its financial condition, results of operations or cash flows.

On July 13, 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN No. 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company is still finalizing its analysis but currently expects that the impact of adoption will be approximately $1.0 million. The final calculated impact will be recorded as an adjustment that will increase beginning accumulated deficit.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 creates a common definition of fair value to be used throughout GAAP and prescribes methods for measuring fair value, which should, in combination, make the measurement of fair value more consistent and comparable across companies. The standard also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007, with earlier application permitted. The Company is still evaluating: (1) the impact that this statement will have on its financial condition, results of operations and cash flows and (2) whether it will early adopt the statement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies to choose, at specified election dates, to measure eligible items, which include most recognized financial assets and liabilities and firm commitments, at fair value with unrealized gains and losses on items for which the fair value option has been elected reported in earnings at each subsequent reporting date. Generally, the decision about whether to elect the fair value option must be:

•	applied instrument by instrument;

•	irrevocable; and

•	applied only to an entire instrument and not to only specified risks, specific cash flows or portions of that instrument.

A company may decide whether to elect the fair value option for each eligible item on its election date. Alternatively, a company may elect the fair value option according to a preexisting policy for specified types of eligible items. A company may choose to elect the fair value option for an eligible item only on the date that certain events occur, including when:

•	a company first recognizes the eligible item;

•	a company enters into an eligible firm commitment;

•

financial assets that have been reported at fair value with unrealized gains and losses included in earnings because of specialized accounting principles cease to qualify for that specialized accounting; or

•	the accounting treatment for an investment in another entity changes.

This statement is effective as of the beginning of fiscal years that begin after November 15, 2007. Earlier adoption is permitted, subject to certain conditions, including:

•	the choice to adopt early must be made after issuance of this statement but within 120 days of the beginning of the fiscal year of adoption;

•	a company must also adopt all of the requirements of SFAS No. 157 at this statement’s early adoption date (the first day of the fiscal year of adoption) or earlier; and

•	at the time a company chooses to adopt this statement early, it has not yet issued financial statements for any interim period of the fiscal year that includes the early adoption date.

The Company is still evaluating this statement and has not yet decided: (1) whether and to what extent it will elect the fair value option and (2) whether it will early adopt the statement.

Reclassifications

Certain prior year balances have been reclassified to conform to the current presentation.

Note 2. Investment Securities

Trading

As further discussed in Note 18, “Securitizations Accounted for as Sale Transactions,” the Company retained the economic residual interest in the securitization transaction facilitated by the 2006-1 Trust, which was structured and accounted for as a sale under SFAS No. 140, and classified this interest as a trading security in accordance with SFAS No. 140 and SFAS No. 115. At December 31, 2006, this trading security had a fair value of $4.8 million. Net trading gains of $0.4 million arising from the change in the fair value of the security were recognized during the year ended December 31, 2006. No trading gains or losses were recognized during the year ended December 31, 2005 as the Company did not own any trading securities during that time. Key economic assumptions used in valuing this retained interest as of December 31, 2006 were as follows:

Weighted-average prepayment speed assumption	30.4% Constant prepayment rate (“CPR”)
Weighted-average discount rate	16.4%
Weighted-average life	6.6 years

Available for Sale and Held to Maturity

The amortized cost and fair value of available for sale and held to maturity investment securities, with gross unrealized gains and losses are summarized as follows:

	As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage-backed securities	$1,355,953	$11,838	$(1,365)	$1,366,426

Total securities available for sale	$1,355,953	$11,838	$(1,365)	$1,366,426

Securities Held to Maturity
Mortgage-backed securities	$188,193	$71	$(1,250)	$187,014

Total securities held to maturity	$188,193	$71	$(1,250)	$187,014

	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage-backed securities	$111,505	$136	$(385)	$111,256

Total securities available for sale	$111,505	$136	$(385)	$111,256

Securities Held to Maturity
Mortgage-backed securities	$68,425	$203	$—	$68,628

Total securities held to maturity	$68,425	$203	$—	$68,628

Information pertaining to securities with unrealized losses at December 31, 2006 and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage-backed securities	$(1,365)	$286,020	$—	$—

Total securities available for sale	$(1,365)	$286,020	$—	$—

Securities Held to Maturity
Mortgage-backed securities	$(1,250)	$166,540	$—	$—

Total securities held to maturity	$(1,250)	$166,540	$—	$—

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As detailed above, no securities were in continuous unrealized loss positions for a period greater than 12 months, and, therefore, no evaluation under Emerging Issues Task Force Issue (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was required. Similarly, the Company tested investment securities falling under EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for other-than-temporary impairment due to credit conditions or prepayment risk and recorded less than $20,000 of such impairment during the year ended December 31, 2006.

At December 31, 2006 and 2005, all of the available for sale and held to maturity securities were pledged as underlying collateral for the Company’s obligations under repurchase agreements. The Company did not complete any sale transactions with respect to investment securities during 2006 or 2005, and the Company did not own any investment securities during 2004. Expected maturities of securities differ from contractual maturities because some borrowers, whose obligations serve as collateral for the investment securities, have the right to prepay their obligations without prepayment penalties.

As further discussed in Note 18, “Securitizations Accounted for as Sale Transactions,” the Company retained the M-1, M-2 and B-1 classes in the 2006-1 securitization. These investment securities, classified as available for sale, equaled $23.4 million in allocated fair value at the time the securitization transaction occurred and totaled $23.7 million at December 31, 2006.

Note 3. Loans and the Allowance for Loan Losses

Substantially all of the mortgage loans held for investment are first liens on one-to-four unit residential properties, with most of the remaining balance represented by second liens on one-to-four unit residential properties related to which the Company also possesses the first lien. As of December 31, 2006 and 2005, the Company owned construction-to-permanent loans classified as held for investment in the amount of $0.6 million and $7.9 million, respectively. These loans generally have terms of less than one year. Included in mortgage loans held for sale as of December 31, 2006 and 2005 were $33.0 million and $30.6 million, respectively, of construction-to-permanent loans with terms generally less than one year. Included in mortgage loans held for sale were net deferred loan costs of $1.8 million and $2.1 million at December 31, 2006 and 2005, respectively. Net deferred loan costs included within loans held for investment were $21.0 million and $26.4 million at December 31, 2006 and 2005, respectively.

During 2006, the Company changed its intent with respect to $357.1 million of mortgage loans held for investment and transferred the loans to mortgage loans held for sale, and no write-down was necessary at that time as the fair value of the loans transferred was in excess of their carrying amount.

The changes in the Allowance for the years ended December 31, 2006, 2005 and 2004 are summarized as follows (dollars in thousands):

	2006	2005	2004
Beginning balance	$3,691	$2,870	$—
Provision for losses on loans	1,811	949	2,870
Loans charged-off	(1,462)	(134)	—
Recoveries of loans previously charged-off	—	6	—

Ending balance	$4,040	$3,691	$2,870

Allowance for Loan Loss Methodology

During the fourth quarter of 2005, the Company finalized a review of its Allowance methodology. The focus was on validating and updating, as required by the Securities and Exchange Commission and GAAP, the estimates used in the calculation of the Allowance. The Company also assessed the impact that growing 2005 portfolio prepayments have had on the estimated losses.

Utilizing the new estimates, the required Allowance was determined to be $3.7 million as of December 31, 2005. As a result, the Company recorded a negative provision expense of $0.9 million for the fourth quarter of 2005. It was determined that the Allowance would have been approximately $5.0 million at December 31, 2005 if the previous estimation approach had been used.

During the fourth quarter of 2006, the Company completed a similar review and determined that different estimates were appropriate to: (1) better predict the probability of default of loans in the portfolio and (2) reflect that the age of the loans in the portfolio has increased at December 31, 2006, primarily due to the fact additions of new loans to the portfolio have dramatically decreased.

Utilizing the new estimates, the required Allowance was determined to be $4.0 million as of December 31, 2006. As a result, the Company recorded a negative provision expense of $0.9 million for the fourth quarter of 2006. It was determined that the Allowance would have been approximately $6.1 million at December 31, 2006 if the previous estimation approach had been used.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned. Nonperforming assets related to loans held for investment at December 31, 2006 and 2005 are summarized as follows (dollars in thousands):

	2006	2005
Nonaccrual loans	$37,720	$13,316
Restructured loans	—	—

Total nonperforming loans	37,720	13,316
Real estate owned (1)	4,503	1,000

Total nonperforming assets	$42,223	$14,316

(1)	Real estate owned relates to the foreclosure of loans held for investment and does not include property related to the foreclosure of loans repurchased in association with loan sales. Real estate owned related to repurchases totaled $1.8 million and $1.0 million at December 31, 2006 and December 31, 2005, respectively.

The impact of unrecorded interest income on nonperforming loans was $1.2 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively, and was not material for the year ended December 31, 2004.

Note 4. Mortgage Servicing Rights

In December 2003, the Company began retaining the servicing responsibilities for certain nonconforming mortgage loans and a limited number of Fannie Mae mortgage loans. Servicing fees earned on these loans are calculated as a percentage of the outstanding principal balance, currently ranging from 0.25% to 0.375%. Prior to January 1, 2006, the Company accounted for its MSR portfolio under the amortization method in accordance with SFAS No. 140. Upon adoption of SFAS No. 156 on January 1, 2006, the Company elected to account for its entire MSR portfolio at fair value. At December 31, 2006, the Company was acting as servicer on behalf of others for approximately $3.6 billion of such loans, compared to $1.0 billion at December 31, 2005. The principal balance of loans serviced for others are not included in the consolidated balance sheet. The following table presents a reconciliation of the changes in MSRs for the years ended December 31, (dollars in thousands):

	2006	2005	2004
Mortgage Servicing Rights, Net
Beginning balance	$10,088	$5,097	$400
MSRs capitalized	42,865	8,364	6,276
Change in fair value of MSRs	(9,045)	—	—
Amortization of MSRs	—	(2,589)	(1,579)
Change in valuation allowance	—	(784)	—

Ending balance	$43,908	$10,088	$5,097

Significant assumptions utilized in determining the fair value of MSRs at December 31, 2006 were as follows:

Weighted-average prepayment speed assumption	23.6% CPR
Weighted-average discount rate	11.6%

The significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of the MSRs as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At December 31, 2006, the reduction in the current fair value of MSRs resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $7.1 million and $14.0 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loan and the costs related to refinancing.

During 2006, the Company changed certain assumptions underlying its MSR valuation due to substantial growth in the MSR portfolio. The most significant of the assumption changes pertain to the prepayment speeds and the discount rate utilized in the fair value calculation, values previously provided by a third party and validated by the Company. While the third party assumptions have historically been, and continue to be, within a reasonable range, management believes the assumptions above were more appropriate and reflective of the fair value of the Company’s MSR portfolio. Management has calculated the estimated impact on earnings that would have resulted had no adjustments to the third party weighted average assumption for prepayment speeds of 26.9% and the discount rate of 14.7% been made as of December 31, 2006 and determined that amount to be a decrease of $6.7 million or $0.12 per share, which would have been a reduction in income before income taxes for the year ended December 31, 2006. While the Company would have realized an increased tax benefit resulting from a larger taxable loss, this benefit would have been offset by a larger deferred tax asset valuation allowance, resulting in no impact upon the recorded income tax expense for 2006.

Note 5. Premises and Equipment

The Company’s premises and equipment are summarized as follows:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Furniture and fixtures	$16,274	$15,122
Leasehold improvements	11,094	9,977
Computer equipment	9,726	9,376
Software	18,384	17,521
Equipment	2,438	2,369
Work in progress	22,731	14,150

	80,647	68,515
Less accumulated depreciation	(35,241)	(26,843)

Ending balance	$45,406	$41,672

Work in progress includes capitalizable expenses incurred related to the development of modules of HomeBanc Way II. HomeBanc Way II is a multi-year program to design and implement a new set of business processes, technology and best practices for originating, processing and closing residential loans. The primary goals are to gain substantial improvements in operational efficiencies, sales productivity and a reduction of loan defects. The capitalized costs include the following, all of which have been incurred during the application development stage:

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

As of December 31, 2006 and 2005, the HomeBanc Way II investment to date was $29.7 million and $19.3 million, respectively, of which $9.4 million and $8.7 million, respectively, was placed in service and the remaining $20.3 million and $10.6 million, respectively, was classified as work in progress. As part of the associated cost of the project, the Company capitalized $1.5 million and $0.3 million in interest costs during 2006 and 2005, respectively. Accumulated amortization as of December 31, 2006 and 2005 was $4.7 million and $2.7 million, respectively. Amortization expense recorded in association with HomeBanc Way II was $2.0 million, $2.1 million and $0.6 million during the years ended December 31, 2006, 2005 and 2004, respectively. The total cost of the multi-year investment is projected to be $32.9 million.

Note 6. Borrowings

A summary of the Company’s borrowings are as follows:

	As of December 31,
	2006		2005
	(Dollars in thousands)

	Balance	Rate	Balance	Rate
Warehouse repurchase agreement led by JPMorgan Chase Bank - bearing interest at 30-day LIBOR plus a margin based on loan type; maximum borrowing capacity of $500,000; maturity date of October 30, 2007	$400,533	6.33%	$338,749	5.42%
Repurchase line of credit with Merrill Lynch Bank, USA - bearing interest at 30-day LIBOR plus a margin based on loan type; maximum borrowing capacity of $150,000; maturity date of February 24, 2007	943	6.32%	501	6.29%
Repurchase line of credit with Liquid Funding, Ltd. - bearing interest at 30-day LIBOR plus a margin based on loan type; maximum borrowing capacity of $300,000; maturity date of March 27, 2007.	—	—	—	—
As Soon as Pooled Plus® line of credit with Fannie Mae - bearing interest at the fed funds rate plus a margin; no maturity date	3,289	5.97%	5,019	4.98%
Loan and security agreement with JPMorgan Chase Bank - bearing interest at 30-day LIBOR plus a margin based on collateral type; maximum borrowing capacity of $75,000; maturity date of October 30, 2007	—	—	—	—

Total warehouse debt	$404,765	6.32%	$344,269	5.42%

Aggregation credit facility with JPMorgan Chase Bank - bearing interest at 30-day LIBOR plus a margin; maximum borrowing capacity of $500,000; terminable by either party given a two-month notice	$—	—	$113,676	4.94%
Aggregation credit facility with Bear Stearns & Co. - bearing interest at 30-day LIBOR plus a margin; maximum borrowing capacity of $300,000; maturity date of September 27, 2007	—	—	5,009	4.98%

Total aggregation credit facilities	$—	—	$118,685	4.94%

Master repurchase agreements - bearing interest at 30-day LIBOR plus a margin; 30 day maturities:
Bear Stearns International Limited	$357,548	5.46%	$165,268	4.51%
Credit Suisse Securities (USA) LLC	350,175	5.39%	—	—
Citigroup Global Markets Inc.	315,892	5.41%	41,420	4.45%
Merrill Lynch Government Securities Inc.	275,091	5.43%	9,239	4.42%
Duetsche Bank Securities Inc.	101,000	5.40%	—	—
Greenwich Capital Markets	86,627	5.40%	—	—
Lehman Brothers Inc.	41,137	5.40%	—	—

Total repurchase agreements	$1,527,470	5.42%	$215,927	4.50%

HomeBanc and its subsidiaries were in compliance with all debt covenants as of December 31, 2006.

Warehouse and Aggregation Facilities

Warehouse and repurchase lines of credit are collateralized by substantially all mortgage loans held for sale, MSRs and receivables on servicing advances related to mortgage loans originated by HBMC or serviced by HBMC. The Company is subject to various debt covenants and was in violation of one such covenant related to the warehouse line of credit through JPMorgan Chase during the three months ended March 31, 2004. The Company received a waiver and related amendment to cure such default.

The Bear Stearns aggregation credit facility, used to finance a portion of the mortgage loans that the Company originates, was amended on January 24, 2005, effective as of December 31, 2004, since the Company would not have met the GAAP net income covenant applicable at that date. The amendment requires the Company to have a consolidated GAAP net loss of no greater than $15 million for the quarter ended March 31, 2005, a consolidated GAAP net loss of no greater than $10 million for the quarter ended June 30, 2005, a consolidated GAAP net loss of no greater than $5 million for the quarter ended September 30, 2005, consolidated GAAP net income of no less than $1.00 for the quarter ended December 31, 2005 and consolidated GAAP net income of at least $2.00 for every two consecutive quarters thereafter. The Bear Stearns aggregation facility was amended on May 31, 2006, which eliminated the financial covenants under the terms of the facility.

Repurchase Agreements

HBMC and HomeBanc use loan repurchase agreements to supplement the warehouse facility and finance a portion of the mortgage loans that HBMC originates. Under these repurchase agreements, HBMC sells a mortgage loan to the counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor.

The Company also uses master repurchase agreements to finance MBS. The master repurchase agreements are collateralized by the underlying investment securities that they are used to finance, and the terms of the arrangements generally allow the Company to borrow up to 95% of the market value of the securities.

Trust Preferred Securities

During 2005, the Company formed Capital Trust I to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $51.5 million in junior subordinated debentures (the “Debentures”) to Capital Trust I, which in turn issued $50.0 million in trust preferred securities to a third party investor and $1.5 million in common trust securities to the Company. The trust preferred securities and the Debentures mature on June 30, 2035 and are callable after five years by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

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

On September 13, 2006, the Company formed Capital Trust V to facilitate the issuance of trust preferred securities to a third-party investor in a private placement. The Company issued $41.2 million in junior subordinated debentures (the “Capital Trust V Debentures”) to Capital Trust V, which in turn issued $40.0 million in trust preferred securities to a third-party investor and $1.2 million in common trust securities to the Company. The Capital Trust V trust preferred securities and the Capital Trust V Debentures mature on September 21, 2036 and are callable after five years by the Company, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. Upon a change of control of HomeBanc Corp., including, without limitation, a result of a change in corporate model, the Company may be required to offer to repurchase all of the Capital Trust V trust preferred securities.

For leverage purposes, the Company’s warehouse facilities, master repurchase agreements and aggregation facilities allow it to include all trust preferred securities issued as equity.

Collateralized Debt Obligations

The Company completed a total of eight securitizations accounted for as secured borrowings in accordance with the provisions of SFAS No. 140; two were completed during 2004, five were completed during 2005, and one was completed during 2006. In connection with the issuance of notes through each of these transactions, the Company incurred costs, which were deducted from the proceeds of each transaction. The costs are included in other assets and are being amortized monthly into interest expense in proportion to the outstanding balance of each note issuance

On July 29, 2004, the Company completed a loan securitization, through an offering by the 2004-1 Trust, of approximately $989.2 million of notes (the “2004-1 Notes”) backed by adjustable-rate, residential first-lien mortgage loans. The approximate amount of each class of the 2004-1 Notes, together with the interest rate and the initial credit ratings for each class assigned by Moody’s Investors Services (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), respectively, are set forth below:

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

In connection with the issuance of the 2004-1 Notes, the Company incurred costs of $3.1 million.

On October 29, 2004, the Company completed a loan securitization, through an offering by the 2004-2 Trust, of approximately $894.7 million of notes (the “2004-2 Notes”) backed by adjustable-rate, residential first-lien mortgage loans. The approximate amount of each class of the 2004-2 Notes, together with the interest rate and the initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

In connection with the issuance of the 2004-2 Notes, the Company incurred costs of $2.7 million.

On February 23, 2005, the Company completed a loan securitization through an offering by the 2005-1 Trust, of approximately $1.1 billion of notes (the “2005-1 Notes”) backed by adjustable-rate, residential first-lien mortgage loans. The approximate amount of each class of the 2005-1 Notes sold to the public, together with the interest rate and the initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

In connection with the issuance of the 2005-1 Notes, the Company incurred costs of $3.4 million. The Company also paid premiums of $5.1 million for interest rate caps, which are embedded in the 2005-1 Trust, designated in cash flow hedging relationships of future interest payments associated with the 2005-1 Notes.

In accordance with DIG Issue G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, each interest rate cap contract is viewed as a series of contracts hedging each anticipated monthly interest payment. The premiums paid are then allocated, based upon relative market values, to the periods in which the cash flows are expected to take place and subsequently recognized into interest expense as they occur.

On March 31, 2005, the Company completed a loan securitization through an offering by the 2005-2 Trust, of approximately $170.9 million of notes (the “2005-2 Notes”) backed by adjustable-rate, residential second-lien mortgage loans. The approximate amount of each class of the 2005-2 Notes, together with the interest rate and the initial credit ratings for each class assigned by Moody’s and Fitch, Inc. (“Fitch”), respectively, are set forth below:

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

In connection with the issuance of the 2005-2 Notes, the Company incurred costs of $0.8 million.

On May 27, 2005, the Company completed a loan securitization through an offering by the 2005-3 Trust, of approximately $1.0 billion of notes (the “2005-3 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2005-3 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

In connection with the issuance of the 2005-3 Notes, the Company incurred costs of $3.1 million. The Company also paid premiums of $1.9 million for interest rate caps, which are embedded in the 2005-3 Trust, designated in cash flow hedging relationships of future interest payments associated with the 2005-3 Notes. The premiums paid are allocated to the periods in which the cash flows are expected to take place and subsequently recognized into expense as they occur.

On August 30, 2005, the Company completed a loan securitization through an offering by the 2005-4 Trust, of approximately $1.1 billion of notes (the “2005-4 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2005-4 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

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

In connection with the issuance of the 2005-4 Notes, the Company incurred costs of $3.2 million. The Company also entered into interest rate swaps, which are embedded in the 2005-4 Trust, to mitigate the impact of variability of cash flows associated with the 2005-4 Notes. The swaps had a notional value of $1.0 billion at inception, which amortizes corresponding to the forecasted balances of the underlying securitized loans. The premiums paid are allocated to the periods in which the cash flows are expected to take place and subsequently recognized into expense as they occur.

On November 30, 2005, the Company completed a loan securitization through an offering by the 2005-5 Trust, of approximately $995.7 million of notes (the “2005-5 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2005-5 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /S&P
A-1	$833,094,000	LIBOR plus 0.26%	Aaa /AAA
A-2	100,071,000	LIBOR plus 0.34%	Aaa /AAA
M-1	13,009,400	LIBOR plus 0.49%	Aa1 /AA+
M-2	9,506,800	LIBOR plus 0.52%	Aa2 /AA
M-3	6,504,700	LIBOR plus 0.54%	Aa3 /AA-
M-4	11,007,900	LIBOR plus 0.75%	A2 / A
M-5	13,509,700	LIBOR plus 2.10%	NR / BBB
B-1	5,003,600	LIBOR plus 2.10%	NR /BBB-
B-2	4,002,900	LIBOR plus 2.10%	NR /BB

All classes of the 2005-5 Notes listed above were sold to the public except for the M-4, M-5, B-1 and B-2 classes, which were retained by the Company.

In connection with the issuance of the 2005-5 Notes, the Company incurred costs of $3.1 million. The Company also entered into interest rate swaps, which are embedded in the 2005-5 Trust, to mitigate the impact of variability of cash flows associated with the 2005-5 Notes. The swaps had a notional value of $1.0 billion, which amortizes corresponding to the forecasted balances of the underlying securitized loans.

On November 30, 2006, the Company completed a loan securitization through an offering by the 2006-2 Trust, of approximately $448.1 million of notes (the “2006-2 Notes”) backed by adjustable-rate, residential first- and second-lien mortgage loans. The approximate amount of each class of the 2006-2 Notes, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula (all 1-Month LIBOR)	Ratings by Moody’s /S&P
A-1	$375,337,000	LIBOR plus 0.18%	Aaa /AAA
A-2	45,634,000	LIBOR plus 0.22%	Aaa /AAA
M-1	13,234,000	LIBOR plus 0.33%	Aa2 /AA
M-2	8,670,000	LIBOR plus 0.47%	A2 / A
B-1	5,249,000	LIBOR plus 1.30%	Baa2/BBB

All classes of the 2006-2 Notes listed above were sold to the public.

In connection with the issuance of the 2006-2 Notes, the Company incurred costs of $1.4 million. The Company also purchased $2.2 million in interest rate caps to help insulate the holder of the 2006-2 Notes from the impact of interest rate changes. The caps had a notional value of $440.6 million, which amortizes corresponding to the forecasted balances of the underlying securitized loans.

As of December 31, 2006, $4.4 billion in mortgage loans classified as held for investment in the consolidated balance sheet were pledged as collateral for the notes issued in connection with the Company’s various securitizations. The Company has credit risk on loans it has securitized. The following tables summarize loan delinquency information as of December 31, 2006 and December 31, 2005:

2006 Delinquency Status (1)	Loan Count	Loan Balance (Dollars in thousands)	Percent of Unpaid Securitized Balance	Percent of Total Assets
60 to 89 days	120	$22,006	0.5%	0.3%
90 days or more	176	28,577	0.7	0.4
In bankruptcy and foreclosure	38	7,672	0.2	0.1

Total	334	$58,255	1.4%	0.9%

2005 Delinquency Status (1)	Loan Count	Loan Balance (Dollars in thousands)	Percent of Unpaid Securitized Balance	Percent of Total Assets
60 to 89 days	64	$10,056	0.2%	0.1%
90 days or more	38	5,794	0.1	0.1
In bankruptcy and foreclosure	54	11,008	0.2	0.2

Total	156	$26,858	0.5%	0.4%

(1)	Slight variations in totals are due to rounding.

Other

As of December 31, 2003, the Company had $36.7 million outstanding on a note payable to the Bank of Montreal, bearing interest at the prime rate and having a maximum borrowing capacity of $60.0 million. The note was payable on demand. During the third quarter of 2004, the Company repaid the balance of approximately $56.8 million outstanding under this agreement with proceeds from the IPO.

Note 7. Earnings per Share

Basic earnings per share (“EPS”) represents income/(loss) available to holders of shares of common stock divided by the weighted-average number of shares of common stock outstanding during the period. Diluted shares of common stock outstanding include the weighted-average number of shares of common stock outstanding during the period, together with additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued, as well as any adjustment to income that would result from the assumed issuance.

EPS of common stock have been computed based on the following for the years ended December 31, (dollars in thousands, except per share amounts):

	2006	2005	2004
Basic
Loss before cumulative effect of change in accounting principle	$(6,750)	$(11,635)	$(48,333)
Less: preferred dividends	4,486	—	—

Loss attributable to holders of common stock before cumulative effect of change in accounting principle	(11,236)	(11,635)	(48,333)
Cumulative effect of change in accounting principle, net of tax	270	—	—

Net loss attributable to holders of common stock	$(10,966)	$(11,635)	$(48,333)

Average shares of common stock outstanding	56,734,387	55,347,812	24,226,970
Less: average shares of unvested (restricted) stock awarded under the Sales Equity Plan and legally outstanding	328,062	79,766	—

Average shares of common stock outstanding for basic EPS calculation	56,406,325	55,286,046	24,226,970

Loss per share of common stock outstanding:
Loss before cumulative effect of change in accounting principle	$(0.20)	$(0.21)	$(1.99)
Cumulative effect of change in accounting principle, net of tax	0.00	—	—

Net loss (1)	$(0.19)	$(0.21)	$(1.99)

Diluted
Loss before cumulative effect of change in accounting principle	$(6,750)	$(11,635)	$(48,333)
Less: preferred dividends	4,486	—	—

Loss attributable to holders of common stock before cumulative effect of change in accounting principle	(11,236)	(11,635)	(48,333)
Cumulative effect of change in accounting principle, net of tax	270	—	—

Net loss attributable to holders of common stock	$(10,966)	$(11,635)	$(48,333)

Average shares of common stock outstanding	56,734,387	55,347,812	24,226,970
Long-Term Incentive Plan adjustment	—	—	—
Less: average shares of unvested (restricted) stock awarded under the Sales Equity Plan and legally outstanding	328,062	79,766	—

Average common shares outstanding for diluted EPS calculation	56,406,325	55,286,046	24,226,970

Loss per share of common stock outstanding:
Loss before cumulative effect of change in accounting principle	$(0.20)	$(0.21)	$(1.99)
Cumulative effect of change in accounting principle, net of tax	0.00	—	—

Net loss (1)	$(0.19)	$(0.21)	$(1.99)

(1)	Slight variation in totals are due to rounding

Excluded from the computation of diluted shares for the years ended December 31, 2006, 2005 and 2004 were 1.2 million, 1.3 million and 1.2 million, respectively, of stock appreciation rights (“SARs”) because the effect would be antidilutive due to the Company’s net loss. Similarly, 1.8 million, 0.8 million and 0.8 million of restricted stock units (“RSUs”) were excluded from the computation of diluted shares for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 8. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Current tax expense:
Federal	$—	$—	$—
State	—	—	—
Deferred tax expense (benefit):
Federal	457	(10,674)	(15,416)
State	51	(1,189)	(2,861)

Income tax expense (benefit) including cumulative effect adjustment impact	$508	$(11,863)	$(18,277)

The current year income tax expense above includes $0.3 million of income tax expense, as reflected in the statement of operations in income tax expense, and $0.2 million of tax expense associated with the cumulative effect of change in accounting principle adjustment due to the adoption of SFAS No. 123(R), as reflected in the statement of operations in cumulative effect of change in accounting principle.

Deferred income tax balances reflect the impact of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Deferred Tax Assets
Net operating losses	$86,839	$42,496
Accrued liabilities	6,529	2,593
Deferred and stock-based compensation	3,409	2,926
Loss reserves	2,311	1,856
Mark to market of mortgage loans held for sale	2,129	76
Deferred revenue	119	170
Other	445	352

Total deferred tax assets	101,781	50,469

Deferred Tax Liabilities
MSRs	16,668	3,403
Amortization of goodwill	6,152	5,019
Depreciation and software development	2,711	2,941
Deferred loan costs	1,788	2,014
Prepaid assets	110	88

Total deferred tax liabilities	27,429	13,465
Less: valuation allowance	(51,127)	(13,242)

Net deferred tax asset	$23,225	$23,762

The net operating losses accumulated expire under the Code beginning in the year 2020 through 2026.

A reconciliation of the statutory income tax rate to the effective tax rate is presented below:

	Years Ended December 31,
	2006	2005	2004
Statutory rate	(35.0)%	(35.0)%	(35.0)%
Change resulting from:
Nontaxable income of REIT	(379.4)	(98.2)	(6.9)
Gain on sale of loans between HBMC and REIT	2.9	36.2	14.0
State taxes, net of federal tax benefit	(45.9)	(10.7)	(3.1)
Valuation allowance	466.6	56.4	—
Other, net	(3.9)	0.8	3.6

Effective tax rate, including cumulative effect adjustment	5.3	(50.5)	(27.4)

Cumulative effect adjustment	3.2	—	—

Effective tax rate, before cumulative effect adjustment	8.5%	(50.5)%	(27.4)%

Note 9. Shareholders’ Equity

On February 7, 2006, the Company completed the public offering of 2,000,000 shares of 10% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). The Preferred Stock is not subject to any mandatory redemption and, except in limited circumstances, may not be optionally redeemed by the Company prior to March 31, 2011. The net proceeds to the Company after deducting issuance costs were $48.0 million.

Note 10. Other Comprehensive Income

The following table presents a reconciliation of the net change in unrealized gains (losses) on available for sale securities and cash flow hedges:

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
2006
Unrealized holding gains on available for sale securities	$10,722	$—	$10,722
Less: reclassification for gains included in net earnings	—	—	—

Net unrealized gains on available for sale securities	10,722	—	10,722
Net unrealized losses on cash flow hedges	(41,184)	—	(41,184)

Other comprehensive loss	$(30,462)	$—	$(30,462)

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
2005
Unrealized holding losses on available for sale securities	$(250)	$—	$(250)
Less: reclassification for losses included in net earnings	—	—	—

Net unrealized losses on available for sale securities	(250)	—	(250)
Net unrealized gains on cash flow hedges	37,493	168	37,661

Other comprehensive income	$37,243	$168	$37,411

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
2004
Net unrealized gains from cash flow hedges	$2,925	$(1,141)	$1,784

Other comprehensive income	$2,925	$(1,141)	$1,784

There were no unrealized gains and losses on available for sale securities in 2004 as the Company’s securities holdings were purchased beginning in the fourth quarter of 2005.

The components of AOCI, included in shareholders’ equity, are as follows:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Net unrealized gain (loss) on available for sale securities	$10,473	$(249)
Net unrealized (loss) gain on cash flow hedges	(1,825)	39,359

Accumulated other comprehensive income	$8,648	$39,110

Note 11. Other Revenue and Other Operating Expense

The major components of other revenue and other operating expense are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Other revenue
HomeBanc Title Partners	$3,053	$3,924	$1,355
Mortgage reinsurance ventures	1,087	1,465	777
Undesignated derivative financial instrument gains	340	5,269	—
Other	526	153	209

Total other revenue	$5,006	$10,811	$2,341

Other operating expense
Audit/Tax/Legal	$4,954	$5,333	$1,584
Consulting	1,836	6,896	4,816
Recruiting	712	1,110	1,212
Information systems maintenance	1,366	1,410	1,531
Business insurance	1,524	1,944	1,356
Business travel	1,964	1,823	1,861
Lender paid mortgage insurance	4,483	1,193	—
Outsourcing	4,125	2,387	2,371
Other	3,872	3,165	3,495

Total other operating expense	$24,836	$25,261	$18,226

Note 12. Commitments and Contingencies

Lease Commitments

The Company leases its office space and certain equipment under noncancelable operating leases. Most leases contain renewal options that facilitate the extension of existing leases at some point in advance of the end of the lease term (typically six-nine months), and escalation provisions that increase lease payments over the lease term based upon predetermined annual rates and escalations due to operating expense increases (generally 3-5%). Rent expense was $12.6 million, $11.6 million and $10.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, future minimum payments under noncancelable leases were as follows (dollars in thousands):

2007	$11,343
2008	10,695
2009	9,284
2010	7,679
2011	7,164
Thereafter	12,942

Total	$59,107

During 2003, the Company entered into a lease for new corporate offices that allowed it to consolidate personnel located in three separate buildings. The new lease resulted in the early termination of one lease in 2003 and the abandonment of another leased facility in 2004. The Company recorded a charge of $0.6 million related to the 2003 termination and recorded a non-cash charge of approximately $5.5 million during 2004 related to the abandonment of the second leased facility. The new lease also provided for a $5.2 million allowance related to tenant improvements. The impact of this allowance was an increase in property and equipment with a corresponding increase in other liabilities for the future adjustments required to rent expense as a result of the impact of straight-lining tenant improvement allowances as an element of rent expense in accordance with GAAP.

The Company has entered into subleasing arrangements for space within certain facilities occupied under existing lease agreements. Future payments to be received under these agreements amount to approximately $0.3 million through September 30, 2007.

Legal Contingencies

The nature of the Company’s business requires compliance with various state and federal lending laws and exposes it to a variety of legal proceedings and matters in the ordinary course of business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company is also subject to legal proceedings from time to time related to employee and employment issues. The Company has recorded litigation reserves where it has determined such reserves to be required pursuant to GAAP. The Company’s determinations regarding the need to establish litigation reserves requires the Company to make subjective judgments based upon the Company’s understanding of the then existing facts and status of the legal proceedings. These subjective judgments are inherently uncertain and are subject to change.

Over the past few years, there has been an increase in the number, and an expansion of the scope, of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and other employees with sales duties are required to be paid overtime under the Fair Labor Standards Act. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs. The Company has received several such claims, and it currently is subject to several pending lawsuits in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they, accordingly, are owed back pay from the Company for unpaid overtime.

In particular, the following putative collective actions of this nature are presently pending against the Company: King et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 2:06-cv-96-Ftm-99SC,

United States District Court for the Middle District of Florida; Tyler et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 0:06-60332-CIV-HURLEY/HOPKINS, United States District Court for the Southern District of Florida; and Clements et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 1:06-CV-2217-ODE, United States District Court for the Northern District of Georgia. A motion for conditional class certification is presently pending in the King case. The parties in the Tyler case filed cross motions for summary judgment, and those motions were orally argued on March 1, 2007. The judge in that case indicated on March 1, 2007 that he hoped to rule on the motions for summary judgment shortly. The plaintiffs in the Clements case have indicated that they intend to withdraw their request for class certification, and several of the opt-in plaintiffs from the King case have withdrawn from that case and refiled as plaintiffs in the Clements case. The Company does not intend to oppose their joining the Clements case. Based on a statement of claims filed by selected plaintiffs in the King and Tyler cases, and extrapolating therefrom, plaintiffs’ counsel appear to be seeking multi-million dollar collective damages plus legal fees.

In addition to the foregoing, the Company is also defending four single plaintiff actions in which non-exempt employees allege they were entitled to overtime pay in addition to those amounts which they were already paid by HomeBanc. The styles of these cases are Gilhuly v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 6:06-CV-1669-JA-KRS, United States District Court for the Middle District of Florida; Davis v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 6:06-CV-1668-JA-JGG, United States District Court for the Middle District of Florida; Gil v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 6:06-cv-1742-PCF-JGG, United States District Court for the Middle District of Florida; and White v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 6:07-cv-169-ACC-JGG, United States District Court for the Middle District of Florida. The dollar amount of the alleged damages presently is not estimable.

These cases involve complex issues of law and fact and have not yet progressed to the point where the Company can: (1) predict their outcome; (2) estimate any damages that might result from such cases due to the uncertainty of the class certification and the number of potential participants in any class that may be certified; or (3) predict the effect that any litigation might have on it, its business, financial condition or results of operations, although such effect could be materially adverse. After consulting with counsel, the Company believes that it has defenses to the claims against it in these cases and is vigorously defending these proceedings. Accordingly, the Company has not established a litigation reserve for any of these cases.

The Company also cannot predict the outcome of any other litigation pending or threatened against it, nor can it predict the effect that any litigation might have on it, its business, financial condition or results of operations, although such effect could be materially adverse.

Loans Sold With Recourse

The Company enters into residential mortgage loan sale agreements with investors in the ordinary course of its business. These agreements usually require the Company to make certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans that the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally provides indemnification on certain loans, when appropriate. Management maintains a liability for estimated losses on loans expected to be repurchased, or on which indemnification is expected to be provided, and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold on a servicing-released basis were $1,773 million, $1,985 million and $1,950 million in 2006, 2005 and 2004, respectively. Total loans repurchased during 2006, 2005 and 2004 were $9.1 million, $7.4 million and $2.4 million, respectively. The Company has agreed to indemnify purchasers for future losses, if incurred, on $48.1 million of loans outstanding at December 31, 2006, compared with $59.4 million at December 31, 2005. In addition, total loans sold of $8.3 million remained uninsured as of December 31, 2006. The volume and balance of uninsured government loans may be affected by processing or notification delays. To the extent insurance is not obtained, the loans may be subject to repurchase.

Uninsured government loans, which were ultimately repurchased, have been included in the repurchase totals above. The provision for losses was $2.0 million, $2.4 million and $4.3 million for 2006, 2005 and 2004, respectively. Losses related to repurchase and indemnification requests, including uninsured government loans, were $1.6 million, $2.1 million and $1.6 million for 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the liability for estimated losses on repurchases and indemnifications was $5.2 million and $4.1 million, respectively, and was included in other liabilities as a component of total loss reserves.

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

As part of the Company’s efforts to reduce expenses and better position itself to compete in the current mortgage finance environment, HomeBanc implemented an 8% reduction in general and administrative headcount, mostly at HBMC’s headquarters in Atlanta. The reduction represents approximately 4% of HBMC’s overall associate population. Headcount reductions resulted in the recognition of $1.8 million in severance costs expense during 2006. As of December 31, 2006, $0.8 million remained accrued and unpaid in other liabilities.

Loan Commitments

Commitments to extend credit are agreements to lend. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Commitments to extend credit totaled $350.5 million and $345.8 million at December 31, 2006 and 2005, respectively.

SMA Obligations

At December 31, 2006, future minimum payments under SMA contracts with residential realtors and home builders were as follows (dollars in thousands):

2007	$11,129
2008	7,023
2009	3,049
2010	1,773
2011	1,428
Thereafter	—

Total	$24,402

When-Issued Securities

When-issued securities are commitments to either purchase or sell securities when, as and if they are issued. The trades are contingent upon the actual issuance of the security. These transactions represent conditional commitments made by HBMC, and risk arises from the possible inability of the counterparties to meet the terms of their contracts and from market movements in securities values and interest rates. During the fourth quarter of 2005, HBMC entered into a commitment to purchase when-issued MBS in the amount of $148.7 million, which settled subsequent to December 31, 2005. No such commitments were outstanding as of December 31, 2006.

Note 13. Employee Benefit Plans

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

Stock Incentive Plans

Prior to the IPO, Holdings sold 300,000 common units to employees of HBMC at $0.10 per unit, which is the cost at which the units were originally repurchased by the Company. The units vested over a period of five years or upon a change in control of the Company. The fair value of such units was approximately $0.6 million and was being recognized as expense over the five-year vesting period. Fair value was determined based on the estimated per share value of the units in light of the then proposed IPO. Upon the change in control resulting from the IPO and reorganization, these units immediately vested, and substantially all of the compensation expense was recognized in the third quarter of 2004.

During 2004, the Company’s board of directors and shareholders approved and adopted the HomeBanc Corp. Amended and Restated 2004 Long-Term Incentive Plan (as amended, the “LTIP”). The Company’s board of directors and shareholders approved amendments to the LTIP on May 25, 2006. The general provisions of the LTIP include the following:

•

Grants are awarded consistent with guidelines established by the compensation committee of the board of directors and may be in the form of stock options, restricted stock, RSUs, SARs, performance awards, dividend equivalents or other stock-based awards. RSUs and SARs are the only grants which have been awarded to date and are described below.

•	Awards have a price equal to the fair market value of HomeBanc common stock at the date of grant.

•	Grants remain outstanding 10 years after their issue date.

•

All grants made prior to 2006 vest at 25% per year over four years from the grant date, while grants made during 2006 vest at 20% per year over five years, except for grants to directors of the Company, which vest and become non-forfeitable on a prorated monthly basis over the 12 months following the date of the grant.

•	The LTIP expires in 2014.

•	The total number of shares available for issuance upon the grant or exercise of awards under the LTIP is 8,300,000, of which 3,003,557 had been awarded as of December 31, 2006.

Description of Stock Appreciation Rights.    A SAR entitles the grantee to a payment equal to the appreciation in value of the underlying common stock over a specified time. SARs granted under the LTIP will be settled in common stock, subject to the satisfaction of vesting requirements. The base price of a SAR is equal to the fair market value of one share of common stock on the grant date. The grantee is entitled to a payment upon exercise of the SAR equal to the excess, if any, of the fair market value of the common stock at the exercise date over the base price (the “spread”), times the number of SARs being exercised. That payment is made in the form of common stock having a value equal to the aggregate spread on the SARs.

As initially structured, SARs granted in 2004 included tandem dividend equivalent rights in the form of RSUs that were converted to shares of common stock when the SAR was exercised. During the third quarter of 2005, due to the unintended impact of section 409A of the Code, the terms of the 2004 SAR awards were amended to provide that any associated accumulated RSUs in which the grantee was vested as of the anniversary date of the grant would be converted to shares of the Company’s common stock and delivered to the holder on such anniversary date. The impact of the modification was not material. SARs granted after 2004 do not include tandem dividend rights.

The Company did not grant any SARs during 2006 and, therefore, no calculation of fair value at grant date was required.

The following were the weighted-average assumptions used for grants of SARs during 2005 and 2004 when applying the Black-Scholes valuation model: expected dividend yield of 10.65% and 0.00%, respectively;

expected volatility of 22.12% and 19.66%, respectively; risk-free interest rate of 4.06% and 4.35%, respectively; and an expected life of 6.5 years and 8.0 years, respectively.

Additional information with respect to SARs is as follows for the years ended December 31,:

	2006		2005		2004
	Weighted- Average Price	Number	Weighted- Average Price	Number	Weighted- Average Price	Number
Outstanding at beginning of year	$7.69	1,340,550	$7.56	1,248,035	$—	—
Granted	—	—	8.36	214,918	7.56	1,385,150
Exercised	7.50	(4,931)	—	—	—	—
Canceled or surrendered	7.75	(165,689)	7.59	(122,403)	7.50	(137,115)

Outstanding at period-end	7.67	1,169,930	7.69	1,340,550	7.56	1,248,035

SARs exercisable at end of year	7.62	560,270	7.55	283,147	—	—

SARs outstanding and exercisable at December 31, 2006 are summarized as follows:

Range of Exercise Prices	SARs	Outstanding Weighted-Average Remaining Life	Weighted- Average Price	Outstanding and Exercisable
				SARs	Weighted- Average Price
$6.87 - $9.67	1,169,930	92.1 months	$7.67	560,270	$7.62

During the years ended December 31, 2006, 2005 and 2004, the Company recognized $0.8 million, $0.8 million and $0.4 million, respectively, in expense related to SARs.

Description of Restricted Stock Units.    RSUs represent the right to receive shares of common stock in the future, subject to the satisfaction of vesting requirements. Until the RSUs are settled on each applicable vesting date and stock is delivered, the grantee does not own actual shares of stock and, therefore, does not have voting rights or receive dividends. All of the RSUs granted to date have tandem dividend rights. RSUs granted in 2004 included tandem dividend equivalent rights, according to which the dollar amount of any dividends paid on the Company’s common stock is converted to additional RSUs based on the stock price at the dividend payment date and credited to the account of the grantee. Such additional RSUs are subject to the same forfeiture and transfer restrictions and payment terms as apply to the RSUs with respect to which they relate. RSUs granted to HomeBanc associates after 2004 include dividend equivalent rights that accrue in cash and are credited to an account established for the holder of the RSUs. Balances in the cash account are subject to the same vesting and forfeiture provisions as the RSUs to which they relate. Dividend equivalent rights associated with RSUs granted to non-employee members of the board of directors after 2004 continue to be paid in the form of additional RSUs.

Additional information with respect to RSUs is as follows for the years ended December 31,:

	2006		2005		2004
	Weighted- Average Price	Number	Weighted- Average Price	Number	Weighted- Average Price	Number
Outstanding at beginning of year	$7.98	793,511	$7.64	759,219	$—	—
Granted	6.69	1,515,481	8.68	260,976	7.63	813,919
Distribution of vested units	7.98	(345,714)	7.65	(200,914)	—	—
Canceled or surrendered	8.27	(129,651)	7.64	(25,770)	7.50	(54,700)

Outstanding at end of year	6.89	1,833,627	7.98	793,511	7.64	759,219

The market value as of date of grant of the RSUs is charged to expense on a pro-rata basis as the restrictions lapse. The total amount expensed during the years ended December 31, 2006, 2005 and 2004 was $2.9 million, $1.9 million and $0.7 million, respectively.

Sales Equity Plan

During the second quarter of 2005, the Company’s shareholders approved the Sales Equity Plan. The Sales Equity Plan offers an enhanced commission structure to the Company’s loan officers in the form of quarterly grants of restricted shares of the Company’s common stock when certain individual performance targets are met. Prior to June 2006, the plan administrator purchased shares of HomeBanc common stock in the open market on a quarterly basis and held them on behalf of the participants, subject to vesting requirements. Awards granted in 2005 vest 25% at December 31 of each year, commencing with the year of grant, until 100% vested. Under the terms of the Sales Equity Plan in effect as of December 31, 2005, a portion of our eligible loan officers’ commissions are payable in the form of shares of restricted stock, which shares are purchased on the open market. The Sales Equity Plan was amended, effective April 1, 2006, to provide that a portion of each eligible loan officers’ commissions are payable in the form of RSUs, which will be settled in shares of common stock of the Company purchased on the open market. As a result of amendments to the LTIP, all awards under the Sales Equity Plan subsequent to May 25, 2006 have been made from, and count against, the authorized shares under the LTIP. Awards granted subsequent to these amendments were made under the LTIP in the form of RSUs, which vest 20% at December 31 of each year, commencing with the year of grant, until 100% vested.

Awards granted in 2006 vest 20% at December 31 of each year, commencing with the year of grant, until 100% vested. Compensation expense recognized during the years ended December 31, 2006 and 2005 was approximately $0.6 million and $0.4 million, respectively. Unearned compensation in the consolidated balance sheet at December 31, 2005 represents the cost, based on date of grant, of approximately 260,000 shares of restricted stock awarded under the Sales Equity Plan, net of the related amortization expense. As required by SFAS No. 123(R), amounts classified as unearned compensation were reclassified to additional paid-in capital upon adoption. At December 31, 2006, additional paid-in capital reflects the cost, based on date of grant, of approximately 280,000 shares of restricted stock awards under the Sales Equity Plan, net of the related amortization expense. Forfeited shares may be used to satisfy subsequent awards. Forfeited shares not yet granted through subsequent awards are reflected as treasury stock on the consolidated balance sheet.

HomeBanc Mortgage Corporation 401(k) Retirement Plan

The Company has a defined-contribution employee benefit plan qualifying under section 401(k) of the Code. Associates of the Company are able to participate in the plan immediately upon employment and are eligible for the Company’s matching contributions after completing one year of employment. Under this plan, an associate may make contributions, on a tax-deferred basis, from 1% to 15% of total compensation, not to exceed the maximum established annually by the Code. The Company matches contributions, with the match equal to 25% of the associate’s contribution, up to a maximum of 6% of the associate’s total calendar year compensation. The matching contribution was increased from 33% to 50% effective April 1, 2005 and then decreased to 25% effective February 1, 2006. The Company may also make discretionary profit sharing contributions to the plan. Plan contributions charged to expense were $0.9 million, $1.4 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan for its management and other highly compensated employees. Participants elect to defer a portion of their compensation, on a tax-deferred basis, into the plan. The Company has established a Rabbi Trust to hold the assets of the plan separate from the Company’s general assets. The assets of the Rabbi Trust are, however, consolidated for financial statement presentation purposes in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts are Held in

a Rabbi Trust and Invested. At the time a participant elects to defer compensation, a contribution is made on behalf of the participant to the Rabbi Trust. The value of the plan assets, along with the corresponding liability for the obligations of the trust to the plan participant, is adjusted periodically to reflect changes in the fair value. The Company incurred expenses of $0.2 million, $0.1 million and $0.2 million related to plan administration during 2006, 2005 and 2004, respectively.

Note 14. Related Party Transactions

In prior years, the Company entered into various agreements with its primary investor, prior to the IPO, GTCR Golder Rauner, L.L.C. (“GTCR”), regarding services provided by the investor to the Company. Amounts accrued but unpaid since inception related to these agreements as of December 31, 2005 was $0.4 million. In August 2006, GTCR distributed its shares of HomeBanc common stock to its investors and is no longer considered to be a related party.

The Company has granted first- and second-lien mortgage loans to certain of its directors, executive officers and their affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risks of collectability. The aggregate dollar amount of these loans at December 31, 2006 and 2005 represented less than 5% of total shareholders’ equity.

In 2003, in connection with the relocation of its current Chief Executive Officer, Kevin D. Race, to Atlanta, the Company agreed to purchase Mr. Race’s residence in Jacksonville, Florida. The Company paid $1.7 million for the residence, based on two independent appraisals. In April 2004, the Company sold the house for $1.4 million and realized a loss of $0.3 million. In addition to the loss on the house, the Company estimates it paid $0.2 million of other costs associated with this transaction, including real estate brokerage fees.

Prior to joining the Company on March 1, 2005, Dr. Courtney R. McCashland was chief executive officer of TalentMine™, a division of Lydian Trust Company. Dr. McCashland also owned a 20% equity interest in TalentMine. During 2003 and 2004, the Company engaged TalentMine to assist in the development of its online assessment and development tools for recruiting and evaluating associates and leased from TalentMine certain custom-developed software components used to develop the Company’s internal recruiting tools. In 2004, the Company amended the existing software lease agreement to become a purchase agreement for these components. The total consideration for the purchase of the components was $0.3 million payable in four quarterly installments during 2005. The Company also agreed to pay TalentMine a monthly retainer of $12,300 for hardware and software support and maintenance services during 2005 to assist in the transition from a leasing arrangement to ownership of the software components. The Company paid TalentMine an aggregate of $0.3 million in 2006, $0.6 million in 2005 and $0.4 million in 2004. In connection with her employment, Dr. McCashland sold her equity interest in TalentMine in April 2005, but reacquired this interest subsequent to June 1, 2006, the date at which she ceased employment with the Company. Dr. McCashland continued to provide the Company with certain consulting services for which she was paid approximately $0.1 million during 2006 subsequent to her departure.

Note 15. Regulatory Compliance

HBMC is required to satisfy minimum net worth capital requirements with various governmental agencies and government-sponsored enterprises. HBMC was in compliance with such minimums as of December 31, 2006.

HBMC is also covered under a Mortgage Bankers Blanket Bond policy. The bond is carried with a large multinational insurance company and is in the amount of $15.0 million. In addition, HBMC is covered by an errors and omissions policy by the same carrier in the amount of $15.0 million.

The Company is subject to various capital requirements in connection with seller/servicer agreements that HBMC has entered into with secondary market investors. Failure to maintain minimum capital requirements could result in the Company’s inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on the Company’s financial statements. The Company was in compliance with such minimums as of December 31, 2006.

Note 16. Derivative Financial Instruments

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

Fair Value Hedges

During 2006, the Company began, in certain instances, formally designating forward contracts and options on forward contracts to hedge against changes in the total fair value of certain pools of its mortgage loans held for sale resulting from interest rate movements. The forward contracts and options on forward contracts are defined as derivative financial instruments under SFAS No. 133 with mark-to-market adjustments recorded in gain on sale of mortgage loans. To the extent that similar asset criteria are met for the designated pools of loans and hedge effectiveness is achieved, the Company also records the change in fair value of the loans through current period earnings as an adjustment to gain on sale of mortgage loans. In an effective hedging relationship, this loan basis adjustment substantially offsets the change in value of the designated derivative financial instruments. The basis adjustment recorded on mortgage loans held for sale as a result of the application of fair value hedging was a $0.2 million loss at December 31, 2006.

Cash Flow Hedges

The Company previously designated certain forward sale contracts as cash flow hedges of anticipated loan sale transactions. On April 1, 2004, the Company discontinued the application of hedge accounting to these forecasted transactions. As a result of this change, all of the derivative financial instruments associated with mortgage loans held for sale were freestanding from April 1, 2004 to April 1, 2006, at which time the Company initiated the fair value hedging strategy with respect to mortgage loans held for sale discussed above.

The Company enters into interest rate swaps and interest rate cap agreements to hedge the variability of future cash flows associated with the Company’s debt. At December 31, 2006 and 2005, unrealized (losses)/gains of $(1.8) million and $39.4 million, respectively, were recorded in AOCI for the effective portion of changes in the fair value of derivative financial instruments designated in cash flow hedging relationships. The reclassification from AOCI to net interest income will occur as interest expense is recorded on the underlying debt. Based on current market conditions, it is expected that $22.3 million of net unrealized gains will be reclassified to interest expense over the next 12 months.

From time to time during 2005 and 2006, the Company de-designated and terminated certain interest rate swaps previously designated in cash flow hedging relationships of forecasted interest payments on debt. These interest rate swaps, representing $5.2 billion in notional value, were all proven to be effective hedging instruments through the date of de-designation and were replaced with new interest rate swaps to maintain the Company’s hedge position. In accordance with the requirements of SFAS No. 133, the associated fair value recorded in AOCI of $43.1 million as of the date of de-designation will be reclassified into earnings, as an offset to interest expense, when the forecasted interest payments impact earnings. As of December 31, 2006, $17.4 million remained unamortized in AOCI.

During 2006, the Company changed the estimation approach for amortizing into earnings amounts deferred in AOCI related to interest rate swaps that have been de-designated and subsequently terminated. Prior to the change, whenever derivative financial instruments designated in effective cash flow hedging relationships with associated gains and losses deferred in AOCI were terminated, those deferred gains and losses were recognized into income using straight-line amortization over the original life of the terminated hedging instrument (the hedge period). This practice was determined to be consistent with the accepted industry convention and materially compliant with the requirement of SFAS No. 133 that the amounts in AOCI be reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. Management identified that, as a result of the large number of de-designations of effective hedging relationships and subsequent terminations of the derivative financial instrument and a less than uniformly timed series of future interest payments on the debt (previously hedged cash flows) due to changes in short-term actual and forecasted benchmark interest rates, straight-line amortization was creating progressively larger differences each quarter between the amounts that were being amortized into earnings and the amounts that would have been recognized under SFAS No. 133 had hedge accounting not been discontinued. As a result, management changed the estimation approach to better reflect the economics and comply with the intent of SFAS No. 133. The total impact of this change in estimate upon net interest income was an increase of $3.5 million during the third quarter of 2006.

The Company completed a securitization of mortgage loans during the first quarter of 2006 that was accounted for as a sale in accordance with SFAS No. 140. Prior to the first quarter of 2006, management’s intent was to structure this securitization transaction as a collateralized borrowing similar to the structures utilized in the Company’s previous securitizations. As a result of the change of intent with respect to this and other future securitizations, forecasted interest payments that the Company previously assessed as being probable of occurrence were deemed probable of not occurring. In accordance with SFAS No. 133, the Company recognized into earnings, as an offset to interest expense, the full fair value of the terminated instruments initially designated in cash flow hedging relationships of the variability in interest payments that would have occurred had this securitization and other anticipated securitizations been structured as collateralized borrowings as initially intended. The total impact of these derivative financial instruments, including amounts released from AOCI, upon net interest income was $7.5 million during the first quarter of 2006. Further, the Company recognized $2.0 million in income within gain on sale of mortgage loans for undesignated derivative financial instruments entered into to mitigate interest rate risk associated with loan sales.

Certain hedge positions were significantly impacted by heightened loan prepayment activity prevailing during 2006 and by revised expectations with respect to anticipated prepayment rates expected to prevail in future periods that would ultimately reduce the forecasted interest payments on debt. The most significant impact was the resulting need to de-designate and terminate interest rate swaps representing $250.0 million in notional value. These interest rate swaps were terminated at the time they were determined to no longer be effective hedging instruments, and approximately $0.2 million in ineffectiveness was recognized as a reduction of interest expense for the increase in fair value subsequent to the last date at which retrospective testing proved there was an effective hedging relationship. Further, $3.0 million related to previous mark-to-market adjustments on the derivative financial instruments that were intended to hedge forecasted interest payments on debt was released from AOCI, offsetting interest expense, as the forecasted transactions were deemed probable of not occurring.

Similarly, certain hedge positions were significantly impacted by heightened loan prepayment activity prevailing during 2005 and, as a result, interest rate swaps representing $100.0 million in notional value and $2.9 million in fair value were terminated during the fourth quarter of 2005. These interest rate swaps were terminated at the time they were determined to no longer be effective hedging instruments, and approximately $0.9 million in ineffectiveness was recognized as a reduction of interest expense for the increase in fair value subsequent to the last date at which retrospective testing proved there was an effective hedging relationship. Further, $2.0 million related to previous mark-to-market adjustments on these instruments was released from AOCI, offsetting interest expense, as the forecasted transactions that these instruments were intended to hedge were deemed probable of not occurring.

During 2005, the Company determined that one interest rate swap representing $25.0 million in notional value previously designated in a cash flow hedging relationship of the variability of forecasted interest payments on debt was no longer effective due to heightened loan prepayment speeds. Hedge accounting was, therefore, discontinued as of the last date at which the hedge was proven to be an effective hedging instrument. The subsequent change in fair value of the interest rate swap of $0.5 million was recognized into income, as a reduction of interest expense. The associated market value recorded in AOCI of $(20,000) as of the date of de-designation was reclassified into earnings during the quarter ended September 30, 2005 because the designated forecasted transactions were deemed probable of not occurring.

The Company entered into interest rate basis swaps in 2004 to hedge the basis risk existing between certain mortgage loans held for investment and the debt used to finance those loans. In 2005, the Company de-designated these instruments previously designated in cash flow hedging relationships. The associated market value recorded in AOCI of $0.2 million as of the date the instruments were de-designated was reclassified into earnings as the forecasted interest payments impacted earnings.

The total change in fair value of hedging instruments attributable to the ineffective portion of effective hedging relationships recorded as an offset to interest expense, excluding the aforementioned de-designations, reflected gains of $2.7 million and $2.0 million during 2006 and 2005, respectively. Hedge ineffectiveness was immaterial during 2004. For the years ended December 31, 2006, 2005 and 2004, net (losses)/gains related to the early termination of forward loan sale commitments were $(0.6) million, $1.8 million and $(1.0) million, respectively.

Other Asset and Liability Management Derivative Positions

The Company’s mortgage commitment pipeline is exposed to interest rate risk associated with IRLCs extended to individuals who have applied for loan funding and who meet certain defined credit and underwriting criteria. IRLCs are considered derivative financial instruments under SFAS No. 133 and are recorded at fair value, with changes in fair value recorded in current earnings. The Company also enters into both mandatory and optional short-term forward contracts to mitigate interest rate risk associated with IRLCs and mortgage loans held for sale. Gains (losses) on IRLCs, options and forwards totaled a net amount of $0.9 million during 2006, compared to $(0.4) million during both 2005 and 2004.

The Company enters into certain derivative financial instruments, not designated in hedging relationships, to manage interest rate risk for third parties holding interests in the CDOs issued by trust entities that the Company consolidates. The Company also enters into other derivative financial instruments with corresponding notional amounts to substantially offset the impact of the derivatives included in the trust entities. Other interest rate swaps entered into for interest rate risk management purposes, but not designated in formal hedging relationships, generated a gain of $4.9 million in other revenue during 2005 and were terminated during the fourth quarter of 2005.

The Company also enters into certain derivative financial instruments to mitigate changes in the fair value of its growing MSR portfolio. A net gain of $0.3 million related to these instruments was realized during 2006 and recorded in other revenue.

The following is a summary of all of the Company’s derivative financial instrument positions:

	December 31, 2006			December 31, 2005
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges (hedged item)
Interest rate swaps (debt)	$4,060,000	$6,439	$(26,849)	$3,690,000	$39,708	$(1,135)
Interest rate caps (debt)	1,399,551	8,413	—	1,743,613	11,166	—

Fair Value Hedges (hedged item)
Forward contracts (mortgage loans held for sale)	29,793	115	(2)	—	—	—

Other Derivative Financial Instruments
Interest rate lock commitments	350,451	282	(738)	98,850	254	—
Forward contracts	189,739	802	(126)	180,056	—	(858)
Options on forward contracts	35,000	78	—	5,000	12	—
Interest rate basis swaps	200,000	38	—	300,000	155	—
Interest rate swaps - pay fixed	1,771,637	7,498	(1,993)	1,885,498	6,306	(7,516)
Interest rate swaps - pay floating	1,671,637	465	(7,887)	1,885,498	7,230	(6,686)
Interest rate caps	881,277	2,715	(2,715)	—	—	—

Note 17. Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Financial Assets
Cash and restricted cash	$149,020	$149,020	$57,249	$57,249
Mortgage loans held for sale, net	379,299	379,877	195,231	195,231
Mortgage loans held for investment, net	4,372,998	4,426,096	5,449,376	5,578,912
Mortgage servicing rights, net	43,908	43,908	10,088	10,088
Trading securities	4,824	4,824	—	—
Securities available for sale	1,366,426	1,366,426	111,256	111,256
Securities held to maturity	188,193	187,014	68,425	68,628
Financial Liabilities
Warehouse lines of credit	404,765	404,765	344,269	344,269
Aggregation credit facilities	—	—	118,685	118,685
Repurchase agreements	1,527,470	1,527,470	215,927	215,927
Loan funding payable	63,855	63,855	69,405	69,405
Collateralized debt obligations	4,277,026	4,277,026	5,026,598	5,026,598
Junior subordinated debentures representing obligations for trust preferred securities	175,260	175,260	51,547	51,547
Other Financial Instruments
Interest rate lock commitments	(456)	(456)	254	254
Forward contracts	789	789	(858)	(858)
Options on forward contracts	78	78	12	12
Interest rate swaps/basis swaps	(22,289)	(22,289)	38,062	38,062
Interest rate caps	8,413	8,413	11,166	11,166

The Company uses the following methods and assumptions in estimating the fair value for financial instruments:

Cash and restricted cash.    The carrying amount for cash and restricted cash approximates the fair value of the assets.

Mortgage loans held for sale, net.    These instruments are carried in the consolidated balance sheet at the lower of cost or fair value on an aggregate basis. The fair values of these instruments are measured by examining outstanding commitments from investors or current investor yield requirements.

Mortgage loans held for investment, net.    The fair values of loans held for investment are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value of nonaccrual loans and the allowance for losses on loans are approximated by their book values.

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

Trading, available for sale and held to maturity securities.    Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Warehouse lines of credit.    The carrying values of these variable-rate/LIBOR-based debt instruments approximate their fair values.

Aggregation credit facilities. The carrying values of these variable-rate/LIBOR-based debt instruments approximate their fair values.

Repurchase agreements.    The carrying values of these variable-rate/LIBOR-based debt instruments approximate their fair values.

Loan funding payable.    The carrying values of these variable-rate/prime-based advances approximate their fair values.

CDOs.    The carrying values of these variable-rate/LIBOR-based debt instruments approximate their fair values.

Junior subordinated debentures representing obligations for trust preferred securities.    The carrying values of these variable-rate/LIBOR-based debt instruments approximate their fair values.

Other financial instruments.    The fair value of IRLCs is calculated based on the change in estimated fair value of the underlying mortgage loan, weighted by the probability that the loan will fund within the terms of the rate lock commitment. The change in fair value of the underlying mortgage loan is based upon the quoted prices of MBS collateralized by similar mortgage loans. The fair value of interest rate swaps is determined using broker market quotes. The fair value of forward contracts is based on current market quotes.

Note 18. Securitizations Accounted for as Sale Transactions

On March 31, 2006, the Company completed its first loan securitization accounted for as a sale, through the issuance by the 2006-1 Trust of approximately $451.8 million of certificates (the “2006-1 Certificates”) representing an interest in four pools of conventional, first-lien, adjustable-rate, residential mortgage loans. The approximate amount of all classes of the 2006-1 Certificates, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount	Interest Rate Formula	Ratings by Moody’s/S&P
1-A-1	$27,989,100	Weighted-Average Net Mortgage Rate for Pool 1 minus 0.15%	Aaa/AAA
1-A-2	$3,109,900	Weighted-Average Net Mortgage Rate for Pool 1 minus 0.15%	Aaa/AAA
2-A-1	$88,977,000	Weighted-Average Net Mortgage Rate for Pool 2 minus 0.15%	Aaa/AAA
2-A-2	$9,886,000	Weighted-Average Net Mortgage Rate for Pool 2 minus 0.15%	Aaa/AAA
3-A-1	$170,093,000	Weighted-Average Net Mortgage Rate for Pool 3 minus 0.15%	Aaa/AAA
3-A-2	$54,649,000	Weighted-Average Net Mortgage Rate for Pool 3 minus 0.15%	Aaa/AAA
3-A-3	$24,971,000	Weighted-Average Net Mortgage Rate for Pool 3 minus 0.15%	Aaa/AAA
4-A-1	$43,583,000	Weighted-Average Net Mortgage Rate for Pool 4 minus 0.15%	Aaa/AAA
4-A-2	$4,842,000	Weighted-Average Net Mortgage Rate for Pool 4 minus 0.15%	Aaa/AAA
M-1	$14,065,000	Weighted-Average Net Mortgage Rate for all Mortgage Pools minus 0.15%	NR(1)/AA
M-2	$6,073,000	Weighted-Average Net Mortgage Rate for all Mortgage Pools minus 0.15%	NR(1)/A
B-1	$3,607,000	Weighted-Average Net Mortgage Rate for all Mortgage Pools minus 0.15%	NR(1)/BBB

(1)	The designation “NR” means that the specified rating agency did not rate the certificates of that class.

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

Note 19. Segment Reporting

The Company has two reportable segments: (1) the mortgage investment operations conducted at HomeBanc Corp. and (2) the mortgage banking operations conducted at HBMC. The strategy of the mortgage investment segment is to generate interest income on the mortgage loans held for investment originated by HBMC and the MBS portfolio. The strategy of the mortgage banking segment is to originate mortgage loans, service mortgage loans and generate gain on sale revenue when mortgage loans are sold to third parties.

Information about reportable segments and a reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, is as follows:

	2006
	Mortgage Investment Operations (REIT)	Mortgage Banking Operations (TRS)	Intersegment Eliminations	Consolidated Totals
	(Dollars in thousands)
Net interest income	$88,348	$13,105	$(14,408)	$87,045
Provision for loan losses	1,811	—	—	1,811
Noninterest revenue	(4,618)	52,224	—	47,606
Noninterest expense	12,396	141,265	(14,408)	139,253

Income (loss) before income taxes	$69,523	$(75,936)	$—	$(6,413)

Average segment assets	$6,681,881	$689,918	$(510,901)	$6,860,898
Period-end segment assets	6,685,385	687,298	(550,019)	6,822,664

	2005
	Mortgage Investment Operations (REIT)	Mortgage Banking Operations (TRS)	Intersegment Eliminations	Consolidated Totals
	(Dollars in thousands)
Net interest income	$73,113	$7,078	$(11,502)	$68,689
Provision for loan losses	949	—	—	949
Noninterest revenue	1,518	47,612	—	49,130
Noninterest expense	7,751	144,119	(11,502)	140,368

Income (loss) before income taxes	$65,931	$(89,429)	$—	$(23,498)

Average segment assets	$4,874,213	$473,120	$(425,967)	$4,921,366
Period-end segment assets	6,134,020	386,632	(267,940)	6,252,712

	2004
	Mortgage Investment Operations (REIT)	Mortgage Banking Operations (TRS)	Intersegment Elimination	Consolidated Totals
	(Dollars in thousands)
Net interest income	$17,436	$2,424	$(2,007)	$17,853
Provision for loan losses	2,870	—	—	2,870
Noninterest revenue	—	42,469	—	42,469
Noninterest expense	4,158	121,911	(2,007)	124,062

Income (loss) before income taxes	$10,408	$(77,018)	$—	$(66,610)

Average segment assets	$2,163,028	$507,928	$(926,584)	$1,744,372
Period-end segment assets	3,113,632	366,265	(119,944)	3,359,953

Note 20. Subsequent Events

On January 12, 2007, the board of directors appointed Kevin D. Race to replace Patrick S. Flood as the Chief Executive Officer of the Company. In connection with Mr. Flood’s departure as the Chief Executive Officer, he also resigned as a director of the Company. The board of directors appointed James B. Witherow, currently a director of the Company, as the non-executive chairman of the board.

Effective January 12, 2007, the Company entered into an employment agreement with Mr. Race. The initial term of the agreement extends until June 30, 2009 with automatic one-year extensions thereafter. Under the terms of the employment agreement, the Company will incur approximately $0.7 million in annual salary expense. In connection with the Company entering into the employment agreement, Mr. Race and the Company terminated Mr. Race’s previous employment agreement with the Company.

On January 12, 2007, the board of directors approved and adopted Amendment No. 5 (the “Amendment”) to the HomeBanc Corp. 2004 Director Compensation Plan, as amended. The Amendment increases the annual retainer payable to the Company’s lead independent director to $30,000.

On January 19, 2007, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Flood. Under the terms of Mr. Flood’s employment agreement dated as of May 6, 2004, and as confirmed by the Separation Agreement, Mr. Flood will receive $0.4 million, representing the vested balance of his deferred compensation account along with a cash severance payment of approximately $3.7 million, representing accrued severance and vacation pay and prorated target bonus through January 31, 2007, a one-time payment of $50,000 to waive his rights under his employment agreement to receive outplacement services, and $15,000 to waive his rights to a Company-paid subsidy of his continuation of group health insurance under COBRA. In addition the Company will recognize $1.7 million in expense during the first quarter of 2007 related to the acceleration of unvested equity awards. The confidentiality and non-solicitation provisions in Mr. Flood’s employment agreement remain in effect. Pursuant to the Separation Agreement, Mr. Flood and the Company signed a mutual release of claims.

On January 29, 2007, Dr. Paul Lopez announced his retirement from HomeBanc as its Executive Vice President of Business Development. Dr. Lopez’s last day of employment was on February 15, 2007. Pursuant to Dr. Lopez’s employment agreement, dated as of May 6, 2004, the Company recognized approximately $0.7 million in severance costs, including $0.2 million related to the acceleration of unvested equity awards.

During the first quarter of 2007, the Company expects to incur one-time charges of approximately $3.0 million in the process of implementing the following expense reduction efforts:

•	restructuring the management in the sales organization, leading to the elimination of several jobs;

•	consolidating certain activities of production operations, which will also lead to the elimination of several jobs;

•	consolidating certain rented facilities, which will result in lease termination charges; and

•	terminating certain underperforming SMAs, which will result in cancellation charges.

On January 22, 2007, HomeBanc and Bear Stearns entered into Amendment No. 1 (the “Guaranty Amendment”) to the Amended and Restated Limited Guaranty dated as of May 31, 2006 (the “Guaranty”) made by HomeBanc in favor of Bear Stearns. The Guaranty Amendment amended and restated the negative covenant relating to guarantees permitted to be incurred by HomeBanc under the terms of the Guaranty.

On January 23, 2007, HomeBanc and HBMC entered into a Master Repurchase Agreement (the “2007 JPMorgan Repurchase Agreement”) with JPMorgan Chase Bank (“JPMorgan”), as buyer. The 2007 JPMorgan Repurchase Agreement replaces the Master Repurchase Agreement (the “2004 JPMorgan Repurchase Agreement”) dated as of March 8, 2004 between JPMorgan and HomeBanc Funding Corp. and the related Limited Guaranty dated as of June 7, 2004, as amended, by HomeBanc in favor of JPMorgan. The 2007 JPMorgan Repurchase Agreement provides for a $500 million uncommitted facility under which HomeBanc and HBMC may, from time to time, sell to JPMorgan mortgage loans originated by HBMC, with a corresponding agreement from HomeBanc and HBMC to repurchase such loans at a price equal to the original sales price plus a pricing spread, which is calculated much like interest on a loan. The pricing spread for all borrowings is based on LIBOR plus a spread ranging from 0.54% to 0.60% per annum depending on the type of collateral or mortgage loan that supports the particular repurchase. Outstanding mortgage loans must be repurchased on the date agreed upon by JPMorgan and HomeBanc or HBMC, as applicable, and on the termination date of the 2007 JPMorgan Repurchase Agreement, which is any date at least two months following a notice of termination delivered by either party to the other. Each of HomeBanc and HBMC can enter into repurchase transactions under the 2007 JPMorgan Repurchase Agreement. In the event of a decrease in the market value of the mortgage loans sold to JPMorgan such that the purchase price paid to HomeBanc or HBMC, as applicable, exceeds the then current market value of the mortgage loans, HomeBanc and HBMC are required to transfer an additional amount of cash or eligible mortgage loans in an amount equal to the amount of the decrease in market value of such loans. The 2007 JPMorgan Repurchase Agreement contains the same financial covenants as required under the JPMorgan Warehouse Facility.

On January 23, 2007, concurrently with the execution of the 2007 JPMorgan Repurchase Agreement, HomeBanc, HBMC and HomeBanc Funding entered into a letter agreement with JPMorgan to terminate the 2004 JPMorgan Repurchase Agreement and related agreements. HomeBanc and its subsidiaries did not incur any penalties as a result of the termination of the 2004 JPMorgan Repurchase Agreement.

In a series of transactions from February 21, 2007 through February 26, 2007, the Company completed the sale of $1.2 billion in MBS classified as available for sale, resulting in a gain of approximately $10.0 million. The Company also de-designated and terminated interest rate swaps with approximately $700 million in notional value, which were previously designated in cash flow hedging relationships of forecasted interest payments on the debt used to fund the MBS. These interest rate swaps had a fair value of approximately $(9.0) million at the time of termination.

On February 27, 2007, the board of directors authorized a share repurchase program of up to $16.5 million of the Company’s common stock. Through March 9, 2007, approximately $0.9 million of the amount authorized had been used to purchase 347,700 shares at an average price of $2.73.

SCHEDULE IV

Mortgage Loans on Real Estate

Column A, Description: The Company’s mortgage loans held for investment portfolio at December 31, 2006, which consisted of first- and second-lien, adjustable-rate prime mortgage loans originated by HBMC, is stratified as follows:

Column A (Description) (4)		Column B	Column C	Column G	Column H
Range of Original Loan Amounts	Number of Loans	Interest Rate	Maturity Date	Carrying Amount of Mortgage Loans (1) (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest (5)
	(Dollars in thousands)
ARM Loans:
$0 - $250	1,998	5.25% - 9.38%	7/1/20 -7/1/35	$274,665	$8,001
$251 - $500	491	4.63% - 9.50%	1/1/29 -6/1/35	159,014	2,962
$501 - $750	84	6.13% - 9.38%	3/1/29 -6/1/35	45,980	1,320
$751 - $1,000	45	6.89% - 9.13%	10/1/28 -11/1/34	36,916	—
over $1,000	26	6.75% - 8.13%	3/1/29 - 7/1/30	41,329	—

	2,644			557,904	12,283

Hybrid ARM Loans:
$0 - $250	10,059	3.38% - 8.75%	7/1/25 - 11/1/36	1,605,611	11,296
$251- $500	3,865	3.38% - 8.75%	7/1/25 - 11/1/36	1,307,197	8,354
$501 - $750	762	4.00% - 7.88%	7/1/25 - 11/1/36	444,375	2,810
$751 - $1,000	201	4.50% - 7.13%	8/1/34 - 11/1/36	173,371	956
over $1,000	74	4.34% - 7.88%	10/1/34 -11/1/36	97,574	1,088

	14,961			3,628,128	24,504

Second-Lien Mortgage Loans:
$0 - $250	5,011	6.00% -12.50%	7/1/15 - 11/1/35	190,064	1,623
$251 - $500	1	8.38%	12/1/26	300	—
$501 - $750	—	—	—	—	—
$751 - $1,000	—	—	—	—	—
over $1,000	—	—	—	—	—

	5,012			190,364	1,623

Construction-to-Permanent
Mortgage Loans:
$0 - $250	—	—	—	—	—
$251 - $500	—	—	—	—	—
$501 - $750	1	5.25%	3/22/07	642	—
$751 - $1,000	—	—	—	—	—
over $1,000	—	—	—	—	—

	1			642	—

Allowance for Loan Losses(2)				(4,040)	—

Total	22,618			$4,372,998	$38,410

(1)	A reconciliation of the carrying amount of mortgage loans held for investment for the years ended December 31, 2006, 2005 and 2004 is as follows (dollars in thousands):

Balance at December 31, 2003	$—
Additions during 2004:
New mortgage loan originations	3,278,789

3,278,789
Deductions during 2004:
Collections of principal	338,763
Cost of mortgage loans transferred to REO	—
Provision for loan losses	2,870

341,633
Balance at December 31, 2004	2,937,156
Additions during 2005:
New mortgage loan originations	3,742,657

3,742,657
Deductions during 2005:
Collections of principal	1,225,489
Cost of mortgage loans transferred to REO	3,999
Provision for loan losses	949

1,230,437
Balance at December 31, 2005	5,449,376
Additions during 2006:
New mortgage loan originations	490,351

490,351
Deductions during 2006:
Collections of principal	1,199,173
Cost of mortgage loans transferred to REO	8,628
Provision for loan losses	1,811
Cost of mortgage loans transferred to mortgage loans held for sale	357,117

1,566,729

Balance at December 31, 2006:	$4,372,998

(2)	The provision for loan losses is based on management’s assessment of credit losses inherent in the existing mortgage loans held for investment portfolio based on various factors as described in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses.” A reconciliation of the Allowance for the years ended December 31, 2006, 2005 and 2004 is as follows (dollars in thousands):

Balance at December 31, 2003	$—
Provision for loan losses	2,870
Loans charged off	—

Balance at December 31, 2004	2,870
Provision for loan losses	949
Loans charged off	(134)
Recoveries of loans previously charged off	6

Balance at December 31, 2005	3,691
Provision for loan losses	1,811
Loans charged off	(1,462)

Balance at December 31, 2006	$4,040

(3)	Aggregate basis for federal income tax purposes is substantially equivalent to the total represented herein.

(4)	The geographic distribution of the Company’s mortgage loans held for investment portfolio at December 31, 2006, represented by property location, is as follows (dollars in thousands):

State	Number of Loans	Balance
Florida	10,027	$2,284,520
Georgia	10,912	1,816,141
North Carolina	1,474	227,102
South Carolina	135	29,438
Alabama	31	7,177
Tennessee	28	7,162
Colorado	11	5,498
Allowance		(4,040)

Total	22,618	$4,372,998

(5)	Delinquent 90 days or more