Form 10-Q
period 2007-03-31
HOMEBANC CORP
filed 2007-05-10
CIK 1283683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Class	Outstanding at May 7, 2007
Common Stock, $.01 par value per share	51,446,546 shares

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “outlook,” “target,” and other similar words and expressions of the future. Such forward-looking statements include, without limitation, statements regarding:

•	our consideration and possible pursuit of strategic alternatives, including, without limitation, changes in our operating model;

•	our business strategy, including, without limitation, our recent and anticipated changes to that strategy and the anticipated effects of these new strategies;

•	alternative strategies that we may consider to increase our loan origination volume;

•	projected loan origination volume;

•	our ability to operate more efficiently in 2007 and future periods;

•	expected savings from the restructuring of our field operations;

•	expected costs associated with our expense reduction efforts and reinvestment in our business;

•	the reduction in costs, and increase in productivity, of our strategic marketing alliances (“SMAs”), as well as our projected SMA costs in 2007;

•	our ability to maintain our high level of customer service;

•	our ability to grow our business, including, without limitation, through geographic growth and the opening of new stores;

•	new store openings in 2007, and the timing of operating those stores on a break-even and accretive basis;

•	expected benefits to us from our investments in SMAs;

•	future performance, including earnings under accounting principles generally accepted in the United States of America (“GAAP”), developments or market forecasts;

•	projected leverage ratios, capital needs and the timing of future financings; and

•	projected capital expenditures.

It is important to note that the description of our business, in general, and our financings through the issuance of collateralized debt obligations (“CDOs”), in particular, is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, and the types of assets we hold, the products that we offer, the amount of leverage we use, the liabilities we incur, our hedging activities, our corporate structure (including, without limitation, the election, for as long as we may continue to do so, of our public company to be treated as a real estate investment trust (“REIT”)) our business strategy and other characteristics of our business assets and liabilities are subject to reevaluation and change from time to time without notice.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our inability to successfully identify, consummate and realize the anticipated benefits of one or more strategic transactions or other corporate changes that we may pursue;

•

our inability to obtain all required approvals and consents, and pay all expenses, to implement any strategic alternative that we may decide to undertake in the future, including, without limitation, a change in our operating model, as well as our inability to determine a means of completing such strategic alternative upon terms that are favorable to us;

•

the risk that our current strategy may prove to be inconsistent with market conditions or strategic alternatives that we may consider and pursue, and the corresponding risk that we might further revise our strategy;

•	our inability to successfully apply our business strategy, including, without limitation, our recent changes to that strategy;

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

•

our inability to effectively restructure our field operations and to realize the anticipated benefits of that restructuring, including, without limitation, as a result of any increases in the salaries that we pay to our field employees and the increase of any other costs associated with our field operations;

•

our inability to continue to meet our high customer service standards, and to maintain positive customer relationships generally, including, without limitation, after implementing our cost reduction measures and other strategic plans;

•

our inability to apply the net proceeds from the sale of mortgage-backed securities (“MBS”) in the manner that we anticipate, whether as a result of market conditions, relationships with third parties, unanticipated uses of capital or otherwise;

•	failures in our assumptions underlying the value of our business and our common stock and, accordingly, the anticipated accretive value of our recently completed share repurchase program;

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

•	the risks of changes in interest rates and the yield curve on our mortgage loan production, our product mix, our interest rate sensitive assets and liabilities, and our net interest margin;

•	mortgage loan prepayment assumptions and estimated lives of loans and the estimates used to value our mortgage servicing rights (“MSRs”);

•	risks inherent in originating and holding mortgage loans, including the risks of early principal repayment and fluctuations in collateral values;

•	risks related to the high concentration of our mortgage loan originations in the Southeast in general and Florida in particular;

•	risks in our ability to attract and retain experienced loan officers;

•

the effects of weather-related events that may result in property damage and increased costs of property ownership, as well as a reduction in mortgage loan origination volume or an alteration of the timing of mortgage loan closings;

•	risks associated with expansion of our business, including expansion into new geographic markets and the introduction of new mortgage loan products and growth through acquisitions;

•

our inability to open new stores on a timely and effective basis, if at all, whether as a result of market conditions, the lack of qualified personnel to staff those stores on terms that are attractive to us, the financial performance and liquidity of our company, or otherwise, and our ability to operate those stores on a profitable basis;

•	risks inherent in the application of our accounting policies as described in the footnotes to the consolidated financial statements included in our filings with the SEC;

•	risks of maintaining trading securities and securities held available for sale whose value must be marked to market in our periodic consolidated financial statements;

•

pricing pressure that could negatively impact gain on sale relative to the amount of loans sold, which have been exacerbated in recent periods as we have sold more of the mortgage loans that we originate into the secondary market;

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

•

the uncertainties and costs of litigation, including, without limitation, the litigation that is described in this Report, and the risk that we will be required to establish larger reserves for that litigation and any other litigation to which we may become subject, which would negatively affect our financial condition and results of operations;

•	the percentage of mortgage loan applications that will result in closed loans;

•	loss experience arising from alleged breaches of representations and warranties provided to third-party buyers of mortgage loans originated by us;

•	risks in our ability to meet the requirements for operation of our public company, for as long as we may continue to do so, as a REIT;

•	our limited experience as a servicer of mortgage loans;

•	competition that we face from a wide variety of local, regional, national and other originators and sellers of mortgage loans, and changes in the secondary mortgage market and investors therein;

•	risks in our ability to raise additional capital or enter into additional financing arrangements on terms that are attractive to us, if at all;

•

the failure of assumptions underlying accounting estimates including, without limitation, the allowance for loan losses (the “Allowance”); reserves for contingency losses anticipated in association with investor repurchase and indemnification requests; and litigation reserves;

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

•

other factors and other information discussed in this Report, including, without limitation, those discussed under “Risk Factors” in Item 1A of Part II of this Report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and in our other filings with the Securities and Exchange Commission.

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

Because market conditions in 2005 were relatively favorable, we were able to increase our mortgage loan origination volume and the size of our investment portfolio during that period. Consistent with our strategic plan at that time, we were able to realize gain on sale income from the sale of our fixed-rate mortgage loans and net interest income from our investment portfolio, comprised largely of ARM loans. Given our experience in 2004 and 2005, we believed that the differences between our income for GAAP purposes, on the one hand, and our REIT taxable income, on the other hand, would naturally narrow over time.

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

In addition, during 2006, we also began retaining servicing rights in respect of a greater percentage of the ARM loans that we sold to unrelated third parties, and in August 2006, we began retaining servicing rights in respect of substantially all of the conforming mortgage loans sold to, or included in MBS guaranteed by, Fannie Mae and Freddie Mac.

Our Current Strategic Plans for 2007

We have identified and initiated a number of other strategic measures for 2007 that are designed to improve our operating efficiencies and opportunities for growth:

•

in the first quarter of 2007, we sold substantially all of our securities available for sale as a means of generating liquidity, and we determined that, in the near term, we would not make any additional significant purchases of MBS to be held in our investment portfolio at the REIT;

•

in February 2007, we announced a $16.5 million share repurchase program, pursuant to which we used a portion of the net proceeds from the sale of our MBS portfolio to repurchase $9.7 million of our common stock during the first quarter of 2007 and $6.8 million during the second quarter of 2007;

•

we intend to use the remaining proceeds from the sale of our MBS portfolio for (1) liquidity and other general corporate purposes, (2) costs associated with potential strategic alternatives, including, without limitation, changes to our corporate operating structure and (3) capital management purposes, including, but not limited to, potentially refinancing outstanding debt and trust preferred securities;

•

we may contribute to HBMC the ownership interest in certain of our securitization trusts, which are nearing their “clean up call”; HBMC will have greater flexibility than us in selling or funding the underlying loans;

•

we have undertaken significant cost reduction measures that include reducing the number of our associates, reducing the number of and expenses associated with our SMAs, streamlining our origination process, “right-sizing” our corporate infrastructure and improving efficiencies throughout our organization;

•	we expect to supplement our mortgage loan portfolio through purchases, from time to time, of mortgage loans, which meet our investment criteria, from other originators;

•	we began to originate mortgage loans through a direct lending channel; and

•	we opened a new store location in Nashville, Tennessee in April 2007, and we intend to open two new stores in other new markets in 2007.

In addition, we continue to opportunistically consider any number of alternative and/or additional strategic plans that may be or become available to us, and we may change our strategy at any time to pursue any such alternative or additional strategies. The preceding description of our current strategy speaks only as of the date hereof and is subject to, among other things, our ability to execute that strategy on terms that are favorable to us. Accordingly, you should not rely upon the preceding description of our strategy.

PART I

Item 1.	Financial Statements

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2007	December 31, 2006
	(Dollars in thousands, except per share data)
Assets
Cash	$11,241	$20,987
Restricted cash	79,794	128,033
Mortgage loans held for sale, net	383,532	379,299
Mortgage loans held for investment, net of allowance of $3,596 and $4,040, respectively	4,183,798	4,372,998
Mortgage servicing rights	54,831	43,908
Receivable from custodian	58,779	77,612
Trading securities	41,325	4,824
Securities available for sale	87,958	1,366,426
Securities held to maturity (fair value of $182,255 and $187,014, respectively)	183,362	188,193
Accrued interest receivable	16,998	22,387
Premises and equipment, net	45,325	45,406
Goodwill, net	39,995	39,995
Deferred tax asset, net	18,269	23,225
Other assets	264,588	109,371

Total assets	$5,469,795	$6,822,664

Liabilities and shareholders’ equity
Warehouse lines of credit	$437,371	$404,765
Repurchase agreements	400,522	1,527,470
Loan funding payable	88,684	63,855
Accrued interest payable	7,670	9,144
Other liabilities	65,788	94,832
Collateralized debt obligations	4,075,193	4,277,026
Junior subordinated debentures representing obligations for trust preferred securities	175,260	175,260

Total liabilities	5,250,488	6,552,352
Minority interest	135	42
Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock — par value $.01; 25,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	47,992	47,992
Common stock — par value $.01; 150,000,000 shares authorized; 57,081,946 and 56,898,898 shares issued at March 31, 2007 and December 31, 2006, respectively	570	568
Additional paid-in capital	278,712	277,800
Accumulated deficit	(87,644)	(64,065)
Treasury stock, at cost; 3,697,952 and 82,184 shares at March 31, 2007 and December 31, 2006, respectively	(10,581)	(673)
Accumulated other comprehensive (loss) income	(9,877)	8,648

Total shareholders’ equity	219,172	270,270

Total liabilities and shareholders’ equity	$5,469,795	$6,822,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share data)
Revenues:
Net interest income:
Interest income:
Mortgage loans, including fees	$73,305	$85,027
Securities available for sale	13,826	2,812
Securities held to maturity	2,771	2,547

Total interest income	89,902	90,386
Total interest expense	(83,974)	(61,508)

Net interest income	5,928	28,878
Provision for loan losses	341	39

Net interest income after provision for loan losses	5,587	28,839
Net gain on sale of mortgage loans	3,793	7,051
Net gain on sale of securities available for sale	12,474	—
Mortgage servicing income, net	663	960
Other revenue	1,610	1,622

Total revenues	24,127	38,472

Expenses:
Salaries and associate benefits, net	24,810	18,823
Marketing and promotions	4,022	6,602
Occupancy and equipment	4,085	4,147
Depreciation and amortization	2,044	2,233
Minority interest	61	52
Other operating expense	7,728	6,325

Total expenses	42,750	38,182

(Loss) income before income taxes	(18,623)	290
Income tax expense (benefit)	3,948	(696)

(Loss) income before cumulative effect of change in accounting principle	(22,571)	986

Cumulative effect of change in accounting principle, net of taxes of $0 and $171, respectively	—	270

Net (loss) income	$(22,571)	$1,256

Net (loss) income attributable to holders of common stock	$(23,821)	$520

(Loss) earnings per share of common stock outstanding:

(Loss) income before cumulative effect of change in accounting principle
Basic and diluted	$(0.42)	$0.00

Cumulative effect of change in accounting principle
Basic and diluted	$—	$0.00

Net (loss) income
Basic and diluted	$(0.42)	$0.01

Dividends declared per share of common stock outstanding	$—	$—

Weighted average shares of common stock outstanding:
Basic	56,365,803	56,335,272
Diluted	56,365,803	57,520,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands)
Balance at January 1, 2007	2,000,000	$47,992	56,898,898	$568	$277,800	$(64,065)	$(673)	$8,648	$270,270
Comprehensive loss*:
Net loss	—	—	—	—	—	(22,571)	—	—	(22,571)
Other comprehensive loss, net of taxes
Change in net unrealized gains and losses on available for sale securities	—	—	—	—	—	—	—	(11,609)	(11,609)
Change in net unrealized gains and losses on cash flow hedges	—	—	—	—	—	—	—	(6,916)	(6,916)

Total comprehensive loss									(41,096)
Stock-based compensation	—	—	183,048	2	1,979	—	—	—	1,981
Forfeitures of awards under the Sales Equity Plan	—	—	—	—	183	—	(183)	—	—
Common stock purchased under a share repurchase program	—	—	—	—	—	—	(9,725)	—	(9,725)
Preferred stock dividends declared ($0.625 per share)	—	—	—	—	(1,250)	—	—	—	(1,250)
Cumulative effect of change in accounting principle	—	—	—	—	—	(1,008)	—	—	(1,008)

Balance at March 31, 2007	2,000,000	$47,992	57,081,946	$570	$278,712	$(87,644)	$(10,581)	$(9,877)	$219,172

*	Total comprehensive income for the three months ended March 31, 2006 was $23.9 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HomeBanc Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Operating activities
Net (loss) income	$(22,571)	$1,256
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,044	2,233
Net amortization of premium/accretion of discount on investment securities	(863)	(75)
Provision for loan losses	341	39
Provision for losses associated with certain loan sales and mortgage loans held for sale	183	649
Gain on sale of securities available for sale	(12,474)	—
Capitalization of mortgage servicing rights	(12,611)	(3,636)
Change in fair value of mortgage servicing rights	1,688	138
Loss on disposal of premises and equipment	298	—
Stock-based compensation, net	1,850	1,213
Compensation expense for Sales Equity Plan, net	131	220
Cumulative effect of change in accounting principle	—	(441)
Minority interest	93	(20)
Deferred taxes	3,948	(493)
Decrease (increase) in restricted cash	48,239	(100)
Increase in mortgage loans held for sale, net	(4,233)	(125,328)
Increase in trading securities	(36,501)	(4,449)
Decrease in receivable from custodian	18,833	30,909
Decrease (increase) in accrued interest receivable	5,389	(1,551)
(Increase) decrease in other assets	(158,789)	7,376
(Decrease) increase in accrued interest payable	(1,474)	2,128
Decrease in other liabilities	(16,597)	(19,450)

Net cash used in operating activities	(183,076)	(109,382)

Investing activities
Net principal collections of mortgage loans held for investment	185,515	157,126
Purchases of premises and equipment, net	(2,261)	(4,218)
Purchases of investment securities available for sale	—	(296,039)
Proceeds from the sale of securities available for sale	1,232,028	—
Proceeds from maturities and prepayments of investment securities available for sale	48,028	4,917
Purchases of investment securities held to maturity	—	(147,245)
Proceeds from maturities and prepayments of investment securities held to maturity	4,971	5,006

Net cash provided by (used in) investing activities	1,468,281	(280,453)

Financing activities
Increase in warehouse credit facilities, net	32,606	194,097
(Decrease) increase in repurchase agreements, net	(1,126,948)	439,461
Net change in loan funding payable	24,829	23,725
Repayment of debt	(201,833)	(321,847)
Proceeds from the issuance of preferred stock, net	—	47,609
Purchase of shares under share repurchase program	(9,725)	—
Purchase of shares under Sales Equity Plan	—	(551)
Cash dividends paid	(13,880)	(16,592)

Net cash (used in) provided by financing activities	(1,294,951)	365,902

Net decrease in cash	(9,746)	(23,933)
Cash and cash equivalents at beginning of period	20,987	41,505

Cash and cash equivalents at end of period	$11,241	$17,572

Supplemental disclosures
Non-cash investing and financing activities:
Cumulative effect of change in accounting principle	$(1,008)	$—
Transfers to other real estate from mortgage loans held for investment	3,344	2,001
Change in net unrealized gains and losses on available for sale securities	(11,609)	(2,003)
Change in net unrealized gains and losses on cash flow hedges	(6,916)	24,606

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

The Company, through its wholly-owned subsidiary, HomeBanc Mortgage Corporation (“HBMC”), originates residential mortgage loans through its 21 store locations and its 126 realtor store-in-store locations in the states of Georgia, Florida and North Carolina. HBMC’s mortgage product offerings include conforming Fannie Mae and Freddie Mac mortgage loans, FHA/VA government-insured mortgage loans, adjustable-rate mortgage loans, including construction-to-permanent and second-lien mortgage loans, nonconforming jumbo loans and a limited volume of sub-prime mortgage loans, which it originates but does not hold for investment. The Company’s strategy emphasizes retail residential mortgage loan originations, primarily purchase money mortgages, which are originated in connection with the purchase and sale of real property. The Company augments its production strategy through the formation of strategic marketing alliances (“SMAs”) with residential realtors and home builders who have a significant presence in its markets. As of March 31, 2007, the Company had 139 SMAs, 96 of which were with residential realtors and 43 of which were with home builders.

At March 31, 2007, the Company had the following subsidiaries: HBMC; HomeBanc Funding Corp.; HomeBanc Funding Corp. II; HMB Acceptance Corp. (“Acceptance”); HomeBanc Title Partners, LLC (“Title Partners”); HMB Mortgage Partners, LLC (“Mortgage Partners”); and BH Mortgage Partners, LLC (“BH Mortgage”). All of these entities are direct or indirect wholly-owned subsidiaries of the Company, except for Title Partners, a joint venture in which First American Title Insurance, an agent offering title insurance to customers of the Company, owns a 15% equity interest, and except for BH Mortgage, a joint venture in which an affiliate of Atlanta-based homebuilder, Brayson Homes, owns a 49% equity interest. HBMC has elected, through the 2006 tax year, to be treated as a taxable REIT subsidiary (“TRS”) of the Company. HomeBanc Funding Corp., HomeBanc Funding Corp. II and Acceptance are treated as qualified REIT subsidiaries. Mortgage Partners, a single-member limited liability company, is a wholly-owned subsidiary of HBMC. Mortgage Partners became the owner, effective July 1, 2006, of a 51% interest in BH Mortgage. BH Mortgage was created to originate mortgage loans with borrowers, including purchasers of homes built by Brayson Homes. The Company consolidates BH Mortgage consistent with Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries.

In addition, at March 31, 2007, the Company held all of the equity interests in the following Delaware statutory trusts: HomeBanc Mortgage Trust 2004-1 (the “2004-1 Trust”); HomeBanc Mortgage Trust 2004-2 (the “2004-2 Trust”); HomeBanc Mortgage Trust 2005-1 (the “2005-1 Trust”); HomeBanc Mortgage Trust 2005-2 (the “2005-2 Trust”); HomeBanc Mortgage Trust 2005-3 (the “2005-3 Trust”); HomeBanc Mortgage Trust 2005-4 (the “2005-4 Trust”); HomeBanc Mortgage Trust 2005-5 (the “2005-5 Trust”); HomeBanc Mortgage Trust 2006-2 (the “2006-2 Trust”); HMB Capital Trust I (“Capital Trust I”); HMB Capital Trust IV (“Capital Trust IV”); and HMB Capital Trust V (“Capital Trust V”). These trusts are bankruptcy-remote Delaware statutory trusts used in connection with the Company’s securitization and financing activities and are disregarded entities for federal income tax purposes. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), all of these entities, except Capital Trust I, Capital Trust IV and Capital Trust V are consolidated for financial reporting purposes. HomeBanc Mortgage Trust 2006-1 (the “2006-1 Trust”) and HomeBanc Mortgage Trust 2007-1 (the “2007-1 Trust”) are qualifying special purpose entities used in securitizations accounted for as sales and are, therefore, not consolidated. For tax purposes, the 2006-1 Trust and the 2007-1 Trust have been structured as real estate mortgage investment conduits. Title Partners is a limited partnership for federal income tax purposes. HomeBanc Funding Corp.; HomeBanc Funding Corp. II; Acceptance; the 2004-1 Trust; the 2004-2 Trust; the 2005-1 Trust; the 2005-2 Trust; the 2005-3 Trust; the 2005-4 Trust; the 2005-5 Trust; and the 2006-2 Trust are all bankruptcy-remote special purpose entities utilized in the financing of the Company’s operations. Capital Trust I, Capital Trust IV and Capital Trust V were formed to purchase junior subordinated debentures from the Company funded by the issuance of trust preferred securities to provide financing for the Company’s operations.

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

Note 2. Summary of Significant Accounting Policies

The following is an updated discussion of the Company’s significant accounting policies:

Income Taxes

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, effective January 1, 2007. As a result of adoption, the Company recognized an increase of approximately $1.0 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, accumulated deficit balance. To the extent the uncertain positions are ultimately disallowed, there would be no affect on the annual effective tax rate, as a corresponding change in the Company’s deferred tax asset valuation allowance would offset the disallowance.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for calendar years prior to 2003. HBMC is currently under examination by the Internal Revenue Service for its 2004 tax year. It is likely that the examination will be completed within the next 12 months, and it is possible that the balance of unrecognized benefits related to positions taken in the year under examination could decrease. The balance could also decrease due to the expiration of the statute of limitations for specific jurisdictions. The total decrease in balance could be as much as $0.6 million.

It is the policy of the Company to recognize interest expense as accrued or penalties as incurred as a component of income tax expense. During the three months ended March 31, 2007 and 2006, the Company did not recognize any interest or penalties pertaining to income taxes. As of March 31, 2007, the Company has recorded no liability for the payment of interest or penalties related to uncertain tax positions as the liability would only decrease its recorded net operating loss carryforward and would not result in the payment of taxes if the positions were not upheld by the taxing authorities.

Accounting for Certain Hybrid Financial Instruments

During February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which nullifies the guidance from the FASB’s Derivatives Implementation Group (“DIG”) in Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the bifurcation requirements of SFAS No. 133 for certain beneficial interests. The impacts of SFAS No. 155 are to: (1) provide a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarify that only the simplest separations of interest payments and principal payments qualify for the exception from derivative accounting afforded to interest-only strips and principal-only strips; (3) require that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarify that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) allow a qualifying special purpose entity to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 is effective for all instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 as of January 1, 2007, and the adoption did not have a material impact on its financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 creates a common definition of fair value to be used throughout GAAP and prescribes methods for measuring fair value, which is intended to, in combination, make the measurement of fair value more consistent and comparable across companies. This statement also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007, with earlier application permitted. The Company will adopt SFAS No. 157 on January 1, 2008 and is still evaluating the impact that this statement will have on its financial condition, results of operations and cash flows.

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

The Company will adopt SFAS No. 159 on January 1, 2008 and currently expects to make a fair value election for mortgage loans held for investment, mortgage loans held for sale, investment securities held to maturity and certain debt instruments. As of March 31, 2007 the estimated fair value of these financial instruments was $4.3 billion, $383.5 million, $182.3 million and $5.1 billion, respectively. If the Company had elected to early adopt SFAS No. 159, it would have recorded an increase in shareholders’ equity of approximately $40.0 million during the quarter ended March 31, 2007, which represents the difference between historical cost and the fair value of these financial instruments as of March 31, 2007, less certain deferred financing costs included in other assets required to be written off upon adoption.

Note 3. Investment Securities

Trading

As further discussed in Note 13, “Securitizations,” the Company retained securities in the 2007-1 securitization having a $36.7 million fair value at the time the securitization occurred and were classified as trading.

Among the securities retained in the 2007-1 securitization was the economic residual interest in the 2007-1 Trust, which had a fair value of $4.4 million. Key economic assumptions used in valuing this retained interest at the time of the securitization, which remained unchanged as of March 31, 2007, were as follows:

Weighted-average prepayment speed assumption	36.3% constant prepayment rate (“CPR”)
Weighted-average discount rate	18.0%
Weighted average life	2.2 years

Key economic assumptions used in valuing the economic residual interest in the 2006-1 Trust, which had a fair value of $4.8 million as of March 31, 2007, were as follows:

Weighted-average prepayment speed assumption	31.5% CPR
Weighted-average discount rate	16.0%
Weighted average life	6.5 years

Trading gains recorded were $0.3 million during the three month period ended March 31, 2007. No trading gains/losses were recorded during the three months ended March 31, 2006. The Company sold $172.0 million in trading securities during the three months ended March 31, 2007 and did not complete any sale transactions with respect to trading securities during the three months ended March 31, 2006.

Available for Sale and Held to Maturity

The amortized cost and fair value of securities available for sale and held to maturity, with gross unrealized gains and losses, are summarized as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage-backed securities	$89,093	$189	$(1,324)	$87,958

Total securities available for sale	$89,093	$189	$(1,324)	$87,958

Securities Held to Maturity
Mortgage-backed securities	$183,362	$213	$(1,320)	$182,255

Total securities held to maturity	$183,362	$213	$(1,320)	$182,255

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage-backed securities	$1,355,953	$11,838	$(1,365)	$1,366,426

Total securities available for sale	$1,355,953	$11,838	$(1,365)	$1,366,426

Securities Held to Maturity
Mortgage-backed securities	$188,193	$71	$(1,250)	$187,014

Total securities held to maturity	$188,193	$71	$(1,250)	$187,014

The Company sold $1.2 billion in securities available for sale during the three months ended March 31, 2007 resulting in a gain of $12.5 million. The Company did not complete any sale transactions with respect to investment securities during the three months ended March 31, 2006.

Note 4. Mortgage Servicing Rights

At March 31, 2007, the Company was acting as servicer on behalf of others for approximately $4.4 billion in aggregate principal amount of mortgage loans, compared to $3.6 billion at December 31, 2006. The principal balances of loans serviced for others are not included in the condensed consolidated balance sheet. The following table presents a reconciliation of the changes in MSRs for the three month periods ended March 31, (dollars in thousands):

	2007	2006
Beginning balance	$43,908	$10,088
MSRs capitalized	12,611	3,636
Change in fair value of MSRs	(1,688)	(138)

Ending balance	$54,831	$13,586

Significant assumptions utilized in determining the fair value of MSRs at March 31, 2007 were as follows:

Weighted-average prepayment speed	22.1% CPR
Weighted-average discount rate	11.1%

The significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of MSRs as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At March 31, 2007, the reduction in the current fair value of MSRs resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $9.5 million and $18.2 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loan and the costs related to refinancing.

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

On January 23, 2007, HomeBanc and HBMC entered into a Master Repurchase Agreement (the “2007 JPMorgan Repurchase Agreement”) with JPMorgan Chase Bank (“JPMorgan”), as buyer. The 2007 JPMorgan Repurchase Agreement replaces the Master Repurchase Agreement (the “2004 JPMorgan Repurchase Agreement”) dated as of March 8, 2004 between JPMorgan and HomeBanc Funding Corp. and the related Limited Guaranty dated as of June 7, 2004, as amended, by HomeBanc in favor of JPMorgan. The 2007 JPMorgan Repurchase Agreement provides for a $500 million uncommitted facility under which HomeBanc and HBMC may, from time to time, sell to JPMorgan mortgage loans originated by HBMC, with a corresponding agreement from HomeBanc and HBMC to repurchase such loans at a price equal to the original sales price plus a pricing spread, which is calculated much like interest on a loan. The pricing spread for all borrowings is based on LIBOR plus a spread ranging from 0.54% to 0.60% per annum depending on the type of collateral or mortgage loan that supports the particular repurchase. Outstanding mortgage loans must be repurchased on the date agreed upon by JPMorgan and HomeBanc or HBMC, as applicable, and on the termination date of the 2007 JPMorgan Repurchase Agreement, which is any date at least two months following a notice of termination delivered by either party to the other. Each of HomeBanc and HBMC can enter into repurchase transactions under the 2007 JPMorgan Repurchase Agreement. In the event of a decrease in the market value of the mortgage loans sold to JPMorgan such that the purchase price paid to HomeBanc or HBMC, as applicable, exceeds the then current market value of the mortgage loans, HomeBanc and HBMC are required to transfer an additional cash or eligible mortgage loans in an amount equal to the amount of the decrease in market value of such loans. The 2007 JPMorgan Repurchase Agreement contains the same financial covenants as required under the JPMorgan Warehouse Facility.

On March 27, 2007, HomeBanc and HBMC entered into Amendment No. 3 to the master repurchase agreement by and among Liquid Funding, Ltd., HomeBanc and HBMC (the “Liquid Funding Repurchase Agreement”). The purpose of Amendment No. 3 was to extend the maturity date of the Liquid Funding Repurchase Agreement to March 27, 2008 from March 27, 2007.

On March 30, 2007, HomeBanc and HBMC entered into Amendment No. 1 to the warehouse repurchase agreement led by JPMorgan Chase Bank (the “JPMorgan Warehouse Facility”). Amendment No. 1 changed the following financial covenants contained in the JPMorgan Warehouse Facility:

•	decreased the Minimum Adjusted Tangible Net Worth covenant applicable to HomeBanc to $290.0 million from $310.0 million;

•	increased the minimum liquidity requirement applicable to HomeBanc to $37.5 million from $35.0 million;

•	decreased the ratio of Total Recourse Liabilities to Adjusted Tangible Net Worth to be maintained by HomeBanc to 8:1 from 11:1; and

•	decreased the ratio of Total Adjusted Liabilities to Adjusted Tangible Net Worth to be maintained by HomeBanc to 20:1 from 25:1.

Note 6. Shareholders’ Equity

On February 27, 2007, the board of directors authorized a share repurchase program of up to $16.5 million of the Company’s common stock. As of March 31, 2007, approximately $9.7 million of the amount authorized had been used to purchase 3,593,900 shares at an average price of $2.71.

Note 7. Earnings per Share

Basic earnings per share (“EPS”) represents income attributable to holders of shares of common stock divided by the weighted-average number of shares of common stock outstanding during the period. Diluted shares of common stock outstanding include the weighted-average number of shares of common stock outstanding during the period, together with additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued, as well as any adjustment to income that would result from the assumed issuance. EPS of common stock has been computed based on the following (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2007	2006
Basic
(Loss) income before cumulative effect of change in accounting principle	$(22,571)	$986
Less: preferred dividends	1,250	736

(Loss) income attributable to holders of common stock before cumulative effect of change in accounting principle	(23,821)	250
Cumulative effect of change in accounting principle, net of tax	—	270

Net (loss) income attributable to holders of common stock	$(23,821)	$520

Average shares of common stock outstanding	56,533,066	56,629,672
Less: average shares of unvested (restricted) stock awarded under the Sales Equity Plan and legally outstanding	167,263	294,400

Average shares of common stock outstanding for basic EPS calculation	56,365,803	56,335,272

(Loss) income per share of common stock outstanding:
(Loss) income before cumulative effect of change in accounting principle	$(0.42)	$0.00
Cumulative effect of change in accounting principle, net of tax	—	0.00

Net (loss) income (1)	$(0.42)	$0.01

Diluted
(Loss) income before cumulative effect of change in accounting principle	$(22,571)	$986
Less: preferred dividends	1,250	736

(Loss) income attributable to holders of common stock before cumulative effect of change in accounting principle	(23,821)	250
Cumulative effect of change in accounting principle, net of tax	—	270

Net (loss) income attributable to holders of common stock	$(23,821)	$520

Average shares of common stock outstanding	56,533,066	56,629,672
Long-Term Incentive Plan adjustment	—	891,201
Less: average shares of unvested (restricted) stock awarded under the Sales Equity Plan and legally outstanding (2)	167,263	—

Average common shares outstanding for diluted EPS calculation	56,365,803	57,520,873

(Loss) income per share of common stock outstanding:
(Loss) income before cumulative effect of change in accounting principle	$(0.42)	$0.00
Cumulative effect of change in accounting principle, net of tax	—	0.00

Net (loss) income (1)	$(0.42)	$0.01

(1)	Slight variation in totals are due to rounding
(2)	If anti-dilutive

Excluded from the computation of diluted shares for the three-month period ended March 31, 2007 were 1.5 million restricted stock units (“RSUs”) and 1.1 million stock appreciation rights (“SARs”) because the effect would be anti-dilutive. Approximately 0.1 million SARs were excluded from the computation of diluted shares for the three-month period ended March 31, 2006 because they were exercisable at a price in excess of the average price of common stock during the period, and their effect would have been anti-dilutive.

Note 8. Stock-Based Compensation

Stock Appreciation Rights

There were no grants of SARs during the first three months of 2007 or 2006, and as a result, no calculation of fair value at grant date was required.

During the three-month periods ended March 31, 2007 and 2006, the Company recognized $0.6 million and $0.2 million, respectively, in compensation expense related to SARs.

Restricted Stock Units

During the three-month periods ended March 31, 2007 and 2006, the Company recognized $2.3 million and $0.5 million, respectively, in compensation expense related to RSUs.

Performance Share Plan

On March 28, 2007, the Compensation Committee of the Board of Directors approved awards of performance-based stock units (“PSUs”) granted under the HomeBanc Corp. Amended and Restated 2004 Long-Term Incentive Plan to the Company’s executive officers. The PSUs, which are designated in terms of a target number of shares (427,000), will be earned based on the Company’s level of achievement of performance goals relating to revenue and pre-tax income for the fiscal year ending December 31, 2007. The PSUs will be forfeited if performance falls below a designated threshold level and may be earned for up to 150% of the target number of shares for exceptional performance. PSUs that are earned will vest and convert to shares of the Company’s common stock on December 31, 2009 (or earlier upon a change in control of the Company), provided the executive is still employed by the Company, subject to earlier vesting in the event of the executive’s death or disability.

Sales Equity Plan

During each of the three-month periods ended March 31, 2007 and 2006, the Company recognized $0.1 million in compensation expense related to the Sales Equity Plan. At March 31, 2007 and December 31, 2006, additional paid-in capital reflects the cost, based on date of grant, of approximately 170,000 and 280,000 shares, respectively, of restricted stock awards under the Sales Equity Plan, net of the related amortization expense.

Note 9. Income Taxes

Applicable income taxes for the three months ended March 31, 2007 were an expense of $3.9 million (representing an effective tax rate of (21.2)%), compared to a net benefit of $0.5 million, including $0.2 million in income tax expense related to the cumulative effect of change in accounting principle adjustment, (representing an effective tax rate of (71.8)%) for the three months ended March 31, 2006. The effective tax rates are computed based on consolidated income or loss before income taxes, including the results of both HomeBanc Corp. and HBMC, which are generally treated differently for income tax purposes.

At March 31, 2007, the Company had a net deferred tax asset of $18.3 million, compared to $23.2 million at December 31, 2006. The results for the three months ended March 31, 2007 include a gross benefit of $10.5 million and an additional valuation allowance of approximately $14.4 million. This compares to a gross benefit of $0.4 million and a valuation allowance release of approximately $0.1 million for the three months ended March 31, 2006. The deferred tax asset also reflects a decrease of $1.0 million due to the implementation of FIN No. 48 during the quarter.

The Company’s net deferred tax asset at March 31, 2007 includes an asset arising from the net operating losses of HBMC. These net operating losses will expire 20 years from the year of origination for federal income tax purposes. In accordance with GAAP, management must make an assessment, at the end of each reporting period, of the likelihood that the recorded net deferred tax asset will be realized. The net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the net deferred tax asset will not be realized within a relatively short period, generally no more than three years. After consideration of management’s expectations about taxable income that could be generated from tax planning strategies that could be invoked, management has concluded that $65.6 million of the net deferred tax asset at March 31, 2007 is currently unlikely to be realized within a three-year period. Accordingly, the net deferred tax asset at March 31, 2007 includes a valuation allowance of $65.6 million.

Note 10. Other Comprehensive Income

The following table presents a reconciliation of the net change in unrealized gains (losses) on securities available for sale and cash flow hedges for the quarters ended March 31,:

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
2007
Unrealized holding gains on securities available for sale	$865	$—	$865
Less: reclassification for gains included in net earnings	12,474	—	12,474

Net unrealized losses on securities available for sale	(11,609)	—	(11,609)
Net unrealized losses on cash flow hedges	(6,916)	—	(6,916)

Other comprehensive loss	$(18,525)	$—	$(18,525)

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
2006
Unrealized holding losses on securities available for sale	$(2,003)	$—	$(2,003)
Less: reclassification for gains included in net earnings	—	—	—

Net unrealized losses on securities available for sale	(2,003)	—	(2,003)
Net unrealized gains on cash flow hedges	24,606	—	24,606

Other comprehensive income	$22,603	$—	$22,603

During the first quarter of 2007, the Company sold approximately $1.2 billion of its securities available for sale and, as a result, $12.5 million of unrealized gains on securities available for sale previously recorded in accumulated other comprehensive income (“AOCI”) were released and recognized into earnings. The Company used interest rate swaps designated in cash flow hedging relationships to hedge the interest payments on the associated debt used to fund these securities. As a result of the sale of these securities, and the fact that previously forecasted interest payments associated with the funding for the instruments became probable to not occur, the Company de-designated and terminated the associated interest rate swaps and reclassified $7.0 million in previously recorded losses from AOCI into earnings.

Note 11. Commitments and Contingencies

Loans Sold With Recourse

The Company maintains a reserve for contingencies arising in connection with loan sales to third parties. Reserves for contingency losses anticipated in association with investor repurchase and indemnification requests were $5.7 million and $5.2 million at March 31, 2007 and December 31, 2006, respectively. During the three-month periods ended March 31, 2007 and 2006, the Company repurchased $15.5 million and $4.3 million, respectively, of loans sold to third parties and charged $0.4 million and $1.0 million, respectively, against previously established contingency reserves.

Legal Contingencies

The nature of the Company’s business requires compliance with various state and federal lending laws and exposes it to a variety of legal proceedings and matters in the ordinary course of business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company is also subject to legal proceedings from time to time related to employee and employment issues. The Company has recorded litigation reserves where it has determined such reserves to be required pursuant to GAAP, including the addition of $1.6 million in reserves during the first quarter of 2007. The Company’s determinations regarding the need to establish litigation reserves requires the Company to make subjective judgments based upon the Company’s understanding of the then existing facts and status of the legal proceedings. These subjective judgments are inherently uncertain and are subject to change.

Over the past few years, there has been an increase in the number, and an expansion of the scope, of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and other employees with sales duties are required to be paid overtime under the Fair Labor Standards Act. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs. The Company has received several such claims, and it currently is subject to several pending lawsuits in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they, accordingly, are owed backpay from the Company for unpaid overtime.

In particular, the following putative collective action is presently pending against the Company and Patrick S. Flood (“Flood”) (the Company’s former Chief Executive Officer): King, et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 2:06-cv-96-MMH-SPC, United States District Court for the Middle District of Florida. There are also the following two multi-plaintiff actions presently pending against the Company and Flood: Tyler, et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 0:06-60332-CIV-HURLEY/HOPKINS, United States District Court for the Southern District of Florida; and Clements, et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 1:06-CV-2217-ODE, United States District Court for the Northern District of Georgia. A motion for conditional class certification is presently pending in the King case. The parties in Tyler have agreed to settle all claims against HomeBanc and Flood. On May 4, 2007, the Court approved the terms of the parties’ proposed settlement in a telephonic hearing and dismissed the Tyler case with prejudice on May 7, 2007. The plaintiffs in the Clements case have withdrawn their request for class certification, and several of the opt-in plaintiffs from the King case have withdrawn from that case and refiled as plaintiffs in the Clements case. The Company did not oppose these plaintiffs joining the Clements case. Based on a statement of claims filed by selected plaintiffs in the King and Tyler cases, and extrapolating therefrom, plaintiffs’ counsel in King (which are the same attorneys representing the Tyler plaintiffs) appear to be seeking multi-million dollar collective damages plus legal fees for King. The plaintiffs in Clements have yet to make any settlement demand or give any indication of the amount of damages and legal fees they seek.

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

These cases involve complex issues of law and fact and have not yet progressed to the point where the Company can: (1) predict their outcome; (2) precisely estimate damages that might result from such cases due to the uncertainty of the class certification and the number of potential participants in any class that may be certified; or (3) predict the effect that final resolution of any litigation might have on it, its business, financial condition or results of operations, although such effect could be materially adverse. After consulting with counsel, the Company believes that it has defenses to the claims against it in these cases and is vigorously defending these proceedings.

The Company also cannot predict the outcome of any other litigation pending or threatened against it, nor can it predict the effect that any litigation might have on it, its business, financial condition or results of operations, although such effect could be materially adverse.

Note 12. Derivative Financial Instruments

During the first three months of 2007, the Company de-designated and terminated certain interest rate swaps, representing $350.0 million in notional value, previously designated in cash flow hedging relationships of forecasted interest payments on certain debt instruments. These interest rate swaps were proven to be effective hedging instruments through the date of de-designation. In accordance with the requirements of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, the associated market value recorded in AOCI of $(4.4) million as of the date of de-designation will be reclassified into earnings, as an increase to interest expense, when the forecasted interest payments impact earnings. As of March 31, 2007, $5.5 million remained unamortized in AOCI related to all de-designated and terminated interest rate swaps.

During the first quarter of 2007, the Company sold $1.3 billion of investment securities classified as trading and available for sale and subsequently paid down the associated debt used to fund these securities. As a result, forecasted interest payments that the Company previously assessed as being probable of occurrence became probable to not occur. In accordance with SFAS No. 133, the Company recognized into earnings, as an increase to interest expense, the full fair value of the terminated instruments initially designated in cash flow hedging relationships of the variability in interest payments that would have occurred had the securities not been sold. The total impact of these derivative financial instruments, representing amounts released from AOCI, upon net interest income was a reduction of $7.0 million during the first quarter of 2007.

The total change in fair value of hedging instruments attributable to the ineffective portion of effective hedging relationships recorded as an offset to interest expense, excluding the impact of the aforementioned de-designations, was immaterial during the three months ended March 31, 2007, compared to a $0.6 million gain during the year-earlier period.

A summary of the Company’s positions with respect to its derivative financial instruments by hedging category and designated hedged item, where appropriate, follows. The fair value of derivative financial instruments in an asset position is recorded in other assets, while the fair value of those in a liability position is recorded in other liabilities.

	March 31, 2007			December 31, 2006
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges (hedged item)
Interest rate swaps (debt)	$2,765,000	$3,942	$(17,662)	$4,060,000	$6,439	$(26,849)
Interest rate caps (debt)	1,324,690	6,033	—	1,399,551	8,413	—

Fair Value Hedges (hedged item)
Forward contracts (mortgage loans held for sale)	127,028	260	(34)	29,793	115	(2)

Other Derivative Financial Instruments
Interest rate lock commitments	422,730	334	(442)	350,451	282	(738)
Forward contracts	156,456	295	(28)	189,739	802	(126)
Options on forward contracts	20,000	36	—	35,000	78	—
Interest rate basis swaps	200,000	36	—	200,000	38	—
Interest rate swaps—pay fixed	1,654,820	4,880	(2,156)	1,771,637	7,498	(1,993)
Interest rate swaps—pay floating	1,871,637	1,987	(5,507)	1,671,637	465	(7,887)
Interest rate caps	837,826	1,931	(1,931)	881,277	2,715	(2,715)

Note 13. Securitizations

On March 30, 2007, the Company completed a loan securitization treated as a sale, through the issuance by the 2007-1 Trust of approximately $296.8 million of certificates (the “2007-1 Certificates”) representing an interest in one pool of conventional, first-lien, adjustable-rate, residential mortgage loans and one pool of conventional, second-lien, fixed- and adjustable-rate residential mortgage loans originated by HBMC. The approximate amount of all classes of the 2007-1 Certificates, together with the interest rate and initial credit ratings for each class assigned by Moody’s and S&P, respectively, are set forth below:

Class	Approximate Principal Amount		Interest Rate Formula	Ratings by Moody’s/S&P
I-1A-1	$116,992,000		Weighted-Average Net Mortgage Rate for Loan Group I-1 minus 0.543%	Aaa/AAA
I-1A-2	$27,454,000		Weighted-Average Net Mortgage Rate for Loan Group I-1 minus 0.543%	Aaa/AAA
I-1X	Notional	(1)	Fixed Rate of Approximately 0.543% until February 2012(1)	Aaa/AAA
I-2A-1	$54,034,000		Weighted-Average Net Mortgage Rate for Loan Group I-2 minus 0.644%	Aaa/AAA
I-2A-2	$4,693,000		Weighted-Average Net Mortgage Rate for Loan Group I-2 minus 0.644%	Aa1/AAA
I-2X	Notional	(2)	Fixed Rate of Approximately 0.644% until February 2012(2)	Aaa/AAA
I-3A-1	$21,990,000		Weighted-Average Net Mortgage Rate for Loan Group I-3 minus 0.072%	Aaa/AAA
I-3A-2	$1,910,000		Weighted-Average Net Mortgage Rate for Loan Group I-3 minus 0.072%	Aa1/AAA
I-3X	Notional	(3)	Fixed Rate of Approximately 0.072% until February 2012(3)	Aaa/AAA
II-A	$43,968,000		30-Day LIBOR + 0.300%	Aaa/AAA
I-B-1	$5,517,000		Variable(4)	Aa2/AA
I-B-2	$4,045,000		Variable(4)	A2/A
I-B-3	$3,066,000		Variable(4)	Baa2/BBB
I-B-4	$3,310,000		Variable(4)	NR(5)/BB
I-B-5	$1,227,000		Variable(4)	NR(5)/B
I-B-6	$982,032		Variable(4)	NR(5)
II-M-1	$3,314,000		30-Day LIBOR + 0.900%	Aa2/AA
II-M-2	$2,246,000		30-Day LIBOR + 2.000%	A2/A
II-B	$2,082,000		30-Day LIBOR + 2.000%	Baa2/BBB

(1)	On or prior to the distribution date in February 2012, the Class I-1X Certificates will accrue interest at a fixed annual rate equal to approximately 0.543% on a notional amount of approximately $144,446,000, which is equal to the total class principal amount of the Class I-1A-1 Certificates and Class I-1A-2 Certificates. After the distribution date in February 2012, the interest rate of the Class I-1X Certificates will be zero.
(2)	On or prior to the distribution date in January 2014, the Class I-2X Certificates will accrue interest at a fixed annual rate equal to approximately 0.644% on a notional amount of approximately $58,727,000, which is equal to the total class principal amount of the Class I-2A-1 Certificates and Class I-2A-2 Certificates. After the distribution date in January 2014, the interest rate of the Class I-2X Certificates will be zero.
(3)	On or prior to the distribution date in February 2017, the Class I-3X Certificates will accrue interest at a fixed annual rate equal to approximately 0.072% on a notional amount of approximately $23,900,000, which is equal to the total class principal amount of the Class I-3A-1 Certificates and Class I-3A-2 Certificates. After the distribution date in February 2017, the interest rate of the Class I-3X Certificates will be zero.
(4)	The interest rate for the Class I-B-1, Class I-B-2, Class I-B-3, Class I-B-4, Class I-B-5 and Class I-B-6 Certificates will be a variable annual rate equal to the weighted average of the weighted average (by loan group) of the net rates of the mortgage loans in loan group I-1, loan group I-2 and loan group I-3, weighted in proportion to the results of subtracting from the total principal balance of the mortgage loans in each such loan group the total class principal amount of the related classes of group I senior certificates. The interest rate with respect to the first interest accrual period is expected to be approximately 6.151% per annum.
(5)	The designation “NR” means that the specified rating agency did not rate the certificates of that class.

The class I-1A-1, I-1A-2, I-2A-1, I-3A-1 and II-A certificates were sold to the public. All other classes were retained by the Company in the form of trading securities. In addition, the Company retained $3.2 million in principal related to the Class II-X certificates, which represent the right to receive any economic residual distributions from the 2007-1 Trust, and classified them as trading securities.

The Company also capitalized $2.9 million in MSRs in association with the transaction. As a result of the $264.4 million of certificates sold to the public, total cash proceeds of $262.5 million were received, and a gain on sale of $1.1 million was recognized.

Note 14. Segment Reporting

The Company has two reportable segments: (1) the mortgage investment operations conducted at HomeBanc Corp. and (2) the mortgage banking operations conducted at HBMC. The strategy of the mortgage investment segment has historically been to generate interest income on the mortgage loans originated by HBMC, and held for investment and the MBS portfolio. The strategy of the mortgage banking segment has historically been to originate mortgage loans, service mortgage loans and generate gain on sale revenue when mortgage loans are sold to third parties.

Information about reportable segments and a reconciliation of such information to the condensed consolidated financial statements for the quarters ended March 31, is as follows:

	2007
	Mortgage Investment Operations	Mortgage Banking Operations	Intersegment Eliminations	Consolidated Totals
	(Dollars in thousands)
Net interest income	$2,880	$3,048	$—	$5,928
Provision for loan losses	341	—	—	341
Noninterest revenue	11,358	7,182	—	18,540
Noninterest expense	5,815	36,935	—	42,750

Income (loss) before income taxes	$8,082	$(26,705)	$—	$(18,623)

Average segment assets	$6,010,300	$794,400	$(562,105)	$6,242,595

	2006
	Mortgage Investment Operations	Mortgage Banking Operations	Intersegment Eliminations	Consolidated Totals
	(Dollars in thousands)
Net interest income	$29,593	$2,505	$(3,220)	$28,878
Provision for loan losses	39	—	—	39
Noninterest revenue	(1,173)	10,806	—	9,633
Noninterest expense	2,473	38,929	(3,220)	38,182

Income (loss) before income taxes	$25,908	$(25,618)	$—	$290

Average segment assets	$6,440,990	$539,399	$(448,004)	$6,532,385

Note 15. Subsequent Events

During the second quarter of 2007, the Company completed its previously announced $16.5 million share repurchase program. Repurchases made by the Company subsequent to March 31, 2007 totaled $6.8 million, representing 1,978,000 shares at an average purchase price of $3.42.

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

Since 2003, we have changed our strategy in a number of important ways. In addition, we have identified a number of strategic measures that we intend to implement during 2007. See “Important Information Regarding our Strategic Plans” contained elsewhere in this Report.

During the first three months of 2007, we had a net loss of $22.6 million, compared to net income of $1.3 million during the year-earlier period.

The change in net income was driven by a number of factors, which include:

•

a $23.0 million decrease in net interest income due to a decline in the average balance of our loans held for investment portfolio, net interest margin compression and the impact of certain derivative financial instruments associated with the sale of our MBS and mortgage loans;

•

a decrease in loan originations from $1.2 billion during the first three months of 2006 to $1.1 billion during the first three months of 2007, driven mainly by a decline in home sales in Florida, our largest market during 2006, in addition to the current interest rate environment;

•

a $4.6 million change in income taxes from a $0.7 million income tax benefit during the quarter ended March 31, 2006 to $3.9 million of income tax expense during the quarter ended March 31, 2007 due to an increase in the valuation allowance for the portion of our net deferred tax asset not probable of being realized over the next three years;

•

a $3.3 million decrease in gain on sale of mortgage loans from $7.1 million, or 75 basis points (“bps”), for the three months ended March 31, 2006, to $3.8 million, or 35 bps, during the three months ended March 31, 2007, primarily as a result of market pressures upon pricing, especially for certain types of loans with minor documentation deficiencies and minor borrower delinquencies;

•

a $4.6 million increase in expenses, primarily attributable to one-time charges recorded during the first quarter of 2007 as result of reducing the number of our associates, reducing the number of and expenses associated with our SMAs, streamlining our originations process, “right sizing” our corporate infrastructure and improving efficiencies throughout our organization, in addition to an increase in litigation costs;

•	an increase in our provision for loan losses, which was less than $0.1 million during the first quarter of 2006, compared to $0.3 million during the first quarter of 2007; and

•

a cumulative effect of change in accounting principle adjustment, which increased earnings by $0.3 million during the first quarter of 2006, due to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment.

The factors above that contributed to our net loss during the first three months of 2007 were offset, in part, by our decision to sell substantially all of our securities available for sale during the first quarter of 2007 in order to generate liquidity, which resulted in a net gain on sale of $12.5 million.

Our loan volume decreased during the three months ended March 31, 2007 compared to the year-earlier period. Industry data obtained from the Mortgage Bankers Association (“MBA”) as of April 23, 2007 estimated an increase of 4.3% in total mortgage originations and an 11.9% decrease in purchase money originations in the first quarter of 2007, when compared to the same period in 2006. Our total loan origination volume in the first quarter of 2007, when compared to the same period in 2006, decreased 13.4%, while our overall purchase money mortgage origination volume also declined 13.4% in this period. Both of these measures of volume lag the MBA data cited above due to extremely adverse market conditions currently prevailing in Florida.

General

We are a Georgia corporation formed in March 2004 to own, continue and expand the business of HBMC, a residential mortgage banking company. HBMC and its predecessors have been in the residential mortgage loan origination business for over 20 years.

We focus our mortgage origination activities primarily on prime one-to-four family residential purchase money mortgage loans (those originated in connection with the purchase and sale of real property) rather than mortgage refinancings. While the definition of “prime” loans varies from company to company, we consider “prime” loans to be loans that satisfy our prescribed investment criteria, namely loan product type, credit scores and loan-to-value ratios. We have historically focused on select markets within the states of Georgia, Florida and North Carolina. Effective April 2, 2007, we opened our first full-service store in Nashville, Tennessee, and we intend to open two new stores in other new markets during 2007. Our goal is to focus on markets where we believe the demographics, including population growth, new one-to-four family building permits, and sales of new and existing homes, provide opportunities to originate purchase money mortgage loans in sufficient volume to support our offices and growth objectives.

Industry and Management Outlook

According to the MBA projections as of April 23, 2007, total mortgage originations are expected to decline by 9.1% during 2007 compared with 2006. The MBA projects that the refinance mortgage originations portion of the market will experience a 10.4% decrease, while the purchase money mortgage portion of the market will experience a 7.9% decrease.

We presently expect to originate between $4.6 billion and $5.0 billion of mortgage loans during 2007, compared with $5.1 billion in 2006. Our focus remains on utilizing traditional retail mortgage loan origination channels and developing and executing under our SMAs with residential realtors and homebuilders. However, we continue to opportunistically consider any number of alternative and/or additional strategic plans that may be or become available to us, including changes in our operating model, and we may change our strategy at any time to pursue any such alternative or additional strategies.

In addition, we have identified and initiated a number of other strategic measures for 2007 that are designed to improve our operating efficiencies and opportunities for growth. See “Important Information Regarding our Strategic Plans” contained elsewhere in this Report.

Expense Reductions

During the first quarter of 2007, we recorded approximately $9.0 million in one-time charges which included the following:

•

$6.1 million in severance costs related to the departures of Patrick S. Flood, our former Chairman of the board of directors and our Chief Executive Officer, and Dr. Paul Lopez, our former Executive Vice President of Business Development;

•

$1.9 million of additional severance costs, mainly due to the elimination of jobs in association with the restructuring of management in our sales organization and the consolidation of certain activities in our production operations;

•	$0.4 million of legal and accounting expenses associated with our consideration of various strategic alternatives, including, without limitation, a change in our operating model; and

•	$0.3 million of charges associated with the consolidation of certain of our rented facilities and associated fixed asset disposals.

In connection with our expense reduction efforts, we expect to incur an additional $3.0 million of one-time charges during the second quarter of 2007. Our expense reduction efforts are expected to reduce annualized expenses by approximately $15.0 million during 2007 compared to 2006 results, while we expect that reinvestment in new markets and new technology will result in additional expense of $11.0 million during 2007.

Critical Accounting Policies and Estimates

There have been no significant changes made to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Financial Condition Discussion

	Balance at
Balance Sheet Component	March 31, 2007	December 31, 2006	$ Change	% Change
	(Dollars in thousands)
Cash	$11,241	$20,987	$(9,746)	(46.4)%
Restricted cash	79,794	128,033	(48,239)	(37.7)
Mortgage loans held for sale, net	383,532	379,299	4,233	1.1
Mortgage loans held for investment, net	4,183,798	4,372,998	(189,200)	(4.3)
Mortgage servicing rights	54,831	43,908	10,923	24.9
Receivable from custodian	58,779	77,612	(18,833)	(24.3)
Trading securities	41,325	4,824	36,501	756.7
Securities available for sale	87,958	1,366,426	(1,278,468)	(93.6)
Securities held to maturity	183,362	188,193	(4,831)	(2.6)
Premises and equipment, net	45,325	45,406	(81)	(0.2)
Deferred tax asset, net	18,269	23,225	(4,956)	(21.3)
Other assets	264,588	109,371	155,217	141.9
Warehouse lines of credit	437,371	404,765	32,606	8.1
Repurchase agreements	400,522	1,527,470	(1,126,948)	(73.8)
Loan funding payable	88,684	63,855	24,829	38.9
Other liabilities	65,788	94,832	(29,044)	(30.6)
Collateralized debt obligations	4,075,193	4,277,026	(201,833)	(4.7)
Junior subordinated debentures representing obligations for trust preferred securities	175,260	175,260	—	—
Shareholders’ equity	219,172	270,270	(51,098)	(18.9)

The following discussion should be read in conjunction with the table above:

Cash

Cash decreased from December 31, 2006 to March 31, 2007 because cash used to fund our share repurchase program, payment of previously declared dividends on our common stock and our operating activities exceeded the proceeds from the sale of MBS and the net change in our borrowings. Details regarding changes in cash balances are provided within our condensed consolidated statement of cash flows.

Restricted Cash

Restricted cash decreased from December 31, 2006 to March 31, 2007 due to the decrease of $22.4 million held in association with sales of loans settling at period ends. The cash was received after typical bank transaction cut-off times and could not be applied against amounts outstanding under the Company’s warehouse lines of credit for which the sold loans served as collateral. After the sale of the loans, the cash from the proceeds served as collateral for the borrowings until it was applied to reduce the outstanding borrowings on the next business day. The remainder of the decrease in restricted cash relates to a $16.0 million decline in collateral held in association with outstanding derivative financial instruments in a liability position and a $9.9 million decrease in collateral associated with outstanding borrowings.

Mortgage Loans Held for Sale, Net

Mortgage loans held for sale represent mortgage loans originated and held pending sale to permanent investors and are carried at fair value to the extent they are in qualifying, effective fair value hedging relationships, while all other mortgage loans held for sale are carried at the lower of cost or fair value on an aggregate basis. Fluctuations in mortgage loans held for sale are dependent upon loan production, which is affected by prevailing economic conditions, the size of and turnover in our sales force, seasonal and cyclical trends, our investors’ ability to purchase mortgage loans on a timely basis and our ability to securitize mortgage loans in sale transactions.

Mortgage Loans Held for Investment, Net

Fluctuations in mortgage loans held for investment are dependent upon loan production, which is affected by prevailing economic conditions, including interest rates, the size of and turnover in our sales force, seasonality, scheduled loan principal repayments, prepayments and curtailments, loan charge-offs and our intent and ability to securitize mortgage loans at HomeBanc Corp. and HBMC in collateralized borrowing structures. The decrease in the mortgage loans held for investment balance from December 31, 2006 to March 31, 2007 is due to prepayments and curtailments during the period, as there were no additions to the mortgage loans held for investment portfolio during the period.

The Allowance remained fairly consistent, amounting to 0.09% of mortgage loans held for investment, or $3.6 million, at March 31, 2007, compared to 0.09%, or $4.0 million, at December 31, 2006. Charge-offs were $0.8 million during the three months ended March 31, 2007, as compared to $0.1 million during the year-earlier period. Loans past due 90 days or more totaled $42.5 million, or 1.02% of the $4.2 billion loan balance at March 31, 2007 and $38.4 million, or 0.88% of the $4.4 billion loan balance at December 31, 2006. Other real estate owned resulting from the foreclosure of mortgage loans held for investment increased from $4.5 million at December 31, 2006 to $6.1 million at March 31, 2007. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses as necessary to maintain the adequacy of the Allowance. We view the increases in charge-offs, loans past due 90 days or more and other real estate owned as primarily being attributable to the seasoning of the mortgage loans held for investment portfolio.

Mortgage Servicing Rights

The increase in the balance of MSRs was due to the capitalization of $12.6 million of MSRs during the first three months of 2007, which exceeded the decrease in fair value of MSRs of $1.7 million during the same period. The amount of MSRs capitalized in 2007 is reflective of our continued strategy of selling, on a servicing-retained basis, substantially all of the adjustable-rate prime mortgage loans that we originate.

Receivable from Custodian

Receivable from custodian represents amounts held by the custodians of the trust entities organized to facilitate securitization activity relating to the interests of holders of our CDOs, including our interests in subordinated tranches retained, in payments received from borrowers of the underlying loans. As the balance of our securitized assets grows or decreases, we generally expect the receivable from custodian balance to somewhat mirror that change. The decreased balance was, therefore, the result of an overall decline in the collective size of the securitization trusts.

Securities Available for Sale, Held to Maturity and Trading

During the first quarter of 2007, we sold $1.2 billion of our securities available for sale and $77.8 million of trading securities as a means of generating liquidity. We did not make any purchases of MBS during the first quarter of 2007, but we received securities representing interests in loans transferred to Freddie Mac that were sold to third parties prior to the end of the period. We also completed a securitization accounted for as a sale transaction during the first quarter of 2007, with respect to which we retained $36.7 million in subordinated tranches classified as trading.

Other Assets

The increase in other assets from December 31, 2006 to March 31, 2007 was due primarily to a $187.3 million receivable at March 31, 2007 pertaining to settlement amounts receivable on the sale of MBS. Another component was a $1.2 million increase in other real estate owned. Offsets to the overall increase included settlement, during the first quarter, of a $15.5 million receivable existing at December 31, 2006 related to delayed settlement of a loan sale, a $4.7 million decrease in the amount of derivative financial instruments in an asset position that were designated in hedging relationships, a $2.4 million decrease in the amount of derivative financial instruments in an asset position that were not designated in hedging relationships but entered into for risk mitigation purposes and a $4.9 million decrease in escrow advances receivable for payments made by us on behalf of borrowers.

Borrowings

Warehouse lines of credit are used to finance mortgage loans held for sale and, therefore, increase or decrease based upon loan production, which is affected by prevailing economic conditions, including interest rates, the size of and turnover in our sales force, seasonal and cyclical trends, our investors’ ability to purchase mortgage loans on a timely basis and our ability to securitize mortgage loans.

CDOs decreased from December 31, 2006 to March 31, 2007 due to repayments, prepayments and curtailments of the mortgage loans that secure them. In addition, we did not enter into new securitization transactions treated as collateralized borrowings during the first three months of 2007.

Some of our repurchase agreements are used to finance the purchase of MBS. The decrease in the balance from December 31, 2006 to March 31, 2007 is a result of reduced funding requirements as we sold $1.3 billion in MBS.

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

Other Liabilities

The decrease in other liabilities from December 31, 2006 to March 31, 2007 was primarily due to a $9.2 million decrease in the amount of derivative financial instruments in a liability position designated in hedging relationships, a $3.4 million decrease in derivative financial instruments in a liability position not designated in hedging relationships and an $11.4 million decrease in dividends payable. The dividends payable balance at December 31, 2006 included the common stock dividend that was declared during the fourth quarter of 2006 and paid during the first quarter of 2007. No common stock dividend was declared during the first quarter, and, therefore, no accrual existed at March 31, 2007. Other liabilities at December 31, 2006 included a one-time accrual for $2.6 million related to excess cash distributions received from equity investees.

Shareholders’ Equity

Significant drivers of the decrease in shareholders’ equity during the quarter ended March 31, 2007 were the net loss of $22.6 million, the $1.3 million in preferred dividends declared, a $1.0 million cumulative effect adjustment pertaining to the adoption of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, and the $18.5 million decrease in AOCI, which included an $11.6 million decrease related to changes in the unrealized gains and losses on securities available for sale and a $6.9 million decrease related to cash flow hedges. The overall decrease was partially offset by $2.0 million in stock-based compensation extended to associates. Shareholders’ equity was also impacted by our repurchase of $9.7 million of our common stock, or 3,593,900 shares, under the previously authorized share repurchase program. During the second quarter of 2007, we repurchased the remaining $6.8 million, or 1,978,000 shares, of HomeBanc common stock authorized for purchase under the share repurchase program. In total, we utilized the full $16.5 million authorized under the share repurchase program to repurchase a total of 5,571,900 shares at an average price of $2.96 per share.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Overview

When compared with the three months ended March 31, 2006, our results of operations for the three months ended March 31, 2007 were significantly affected by: (1) decreased net interest income as a result of the one-time impact of certain derivative financial instruments; (2) downward pressure on our net interest margin; (3) decreased loan origination volume as a result of a decline in home sales, especially in the Florida market, and the interest rate environment; (4) increased pricing pressures impacting execution on the sale of mortgage loans; (5) increased expenses as a result of certain one-time charges in connection with our expense reduction measures; and (6) the sale of substantially all of our securities available for sale.

Mortgage Loan Originations

Industry data obtained from the MBA as of April 23, 2007 estimated an increase of 4.3% in total mortgage originations in the first quarter of 2007 when compared to the same period in 2006. The following table details our loan origination data and SMA relationships as of and for the quarters ended:

	March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2007	2006
	(Dollars in thousands)
Loan Originations:
Purchase money originations	$820,693	$948,058	$(127,365)	(13.4)%
Refinancing originations	248,708	287,215	(38,507)	(13.4)

Total loan originations	$1,069,401	$1,235,273	$(165,872)	(13.4)

Adjustable-rate originations	$515,381	$823,391	$(308,010)	(37.4)
Fixed-rate originations	554,020	411,882	142,138	34.5

Total loan originations	$1,069,401	$1,235,273	$(165,872)	(13.4)

Originations directly resulting from SMAs	$421,797	$462,488	$(40,691)	(8.8)

Loan application volume	$1,311,081	$1,605,844	$(294,763)	(18.4)

SMAs at period-end:
Realtors	96	112	(16)	(14.3)
Builders	43	106	(63)	(59.4)

Our total loan volume in the first quarter of 2007, when compared to the same period in 2006, decreased 13.4%. The MBA estimated an 11.9% decline in the purchase money market, the largest component of total loan volume, during the three months ended March 31, 2007 when compared with the year-earlier period. The following table details our purchase money production by state for the quarters ended:

	March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2007	2006
	(Dollars in thousands)
Purchase Money Loan Originations:
Florida	$355,133	$475,623	$(120,490)	(25.3)%
Georgia	368,314	393,805	(25,491)	(6.5)
North Carolina	84,395	64,559	19,836	30.7
Other	12,851	14,071	(1,220)	(8.7)

Total purchase money loan originations	$820,693	$948,058	$(127,365)	(13.4)

Our overall purchase money mortgage origination volume declined 13.4% from period to period, which was driven in large part by a 25.3% decline in mortgage originations in Florida. Florida marketplace conditions published on the website of the Florida Association of Realtors indicated a 26.5% decrease in sales of existing homes, the largest component of the purchase money market, during the first quarter of 2007 compared to the same period in the prior year.

Adjustable-rate originations experienced a decrease during the first quarter of 2007 when compared to the same period in 2006, while fixed-rate originations experienced an increase as the flattening of the yield curve has led customers to fix their interest rates over longer periods given the narrowing difference between short- and long-term interest rates.

The increasing productivity and proportion of purchase money and total originations represented by our SMAs are the result of active account portfolio management. As aging accounts expire, alliance partnerships are reevaluated based upon productivity and growth potential. In addition, we have renegotiated certain existing accounts at more favorable rates. Our intent in managing our SMA alliance partnerships is to reduce the overall cost of SMAs without diminishing the origination opportunities these relationships present.

Net (Loss) Income

	For the Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2007	2006
	(Dollars in thousands)
Net (loss) income	$(22,571)	$1,256	$(23,827)	(1897.1)%

The net loss realized in the current period compared to net income realized in the year-earlier period was attributable to a $23.0 million decrease in net interest income as we continued to experience downward pressure on our net interest margin along with the impact of certain derivative financial instruments, a $6.0 million increase in salaries and associate benefits expense primarily due to one-time severance charges, which are primarily associated with the departures of Patrick S. Flood and Dr. Paul Lopez, a $4.6 million decrease in the income tax benefit and a $3.3 million decrease in net gain on sale of mortgage loans. The impact of these decreases was offset by a $12.5 million gain on sale of MBS and a $2.6 million reduction in marketing and promotions expense.

Revenues

	For the Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Revenue Component	2007	2006
	(Dollars in thousands)
Net interest income	$5,928	$28,878	$(22,950)	(79.5)%
Less: provision for loan losses	341	39	(302)	(774.4)
Net gain on sale of mortgage loans	3,793	7,051	(3,258)	(46.2)
Net gain on sale of securities available for sale	12,474	—	12,474	N/A
Mortgage servicing income, net	663	960	(297)	(30.9)
Other revenue	1,610	1,622	(12)	(0.7)

Total revenues	$24,127	$38,472	$(14,345)	(37.3)%

The overall decrease in revenues during the first quarter of 2007, compared with the first quarter of 2006, was attributable to a substantial reduction in net interest income, resulting from the decrease in the average balance of our loans held for investment portfolio along with the adverse impact of certain derivative instruments, and a reduction in net gain on sale of mortgage loans. The revenue decreases were offset in part by gains recognized on the sale of substantially all of our securities available for sale.

Net Interest Income

Net interest income for the three months ended March 31, 2007 decreased from the three months ended March 31, 2006 due to the impact of certain derivative financial instruments and an overall decrease in the average balance of our loans held for investment portfolio resulting from: (1) our decision, at the beginning of 2006, to sell substantially all of the loans we originated rather than transfer them to the investment portfolio and (2) normal repayments, prepayments and curtailments on the loans held for investment portfolio. We also experienced net interest margin compression as a result of the growth in the relative share of MBS as a component of the portfolio, which generally provide lower net interest margin than mortgage loans, the impact of the current interest rate environment and various one-time impacts with respect to certain derivative financial instruments in both periods.

During the first quarter of 2007, we recorded significant derivative losses, which increased interest expense, compared to significant derivative gains that were recorded during the first quarter of 2006, which reduced interest expense. During the first quarter of 2007, we sold $1.3 billion of MBS and subsequently repaid the debt used to fund the purchase of the MBS. As a result, $7.0 million was recorded, consistent with our classification of the impact of derivative financial instruments in effective hedging relationships with debt instruments, as an increase to interest expense because the forecasted interest payments associated with the MBS funding that the Company previously assessed as being probable of occurring were deemed probable to not occur. During the first quarter of 2006, as a result of management’s change of intent with respect to the 2006-1 securitization and other anticipated securitizations, interest expense was reduced by $7.5 million representing the full terminated value of instruments initially designated in cash flow hedging relationships of the interest payments that would have occurred had this change of intent not taken place.

The table below summarizes the changes in our net interest income, prior to provision for loan losses:

	For the Three Months Ended March 31,
	2007			2006
	Average Balance	Revenue/ Expense	Rate/ Yield	Average Balance	Revenue/ Expense	Rate/ Yield
	(Dollars in thousands)
Mortgage loans	$4,844,640	$73,305	6.05%	$5,748,747	$85,027	6.00%
MBS	1,115,893	16,597	5.95	397,202	5,359	5.47

Total interest income	5,960,533	89,902	6.03	6,145,949	90,386	5.96
Borrowings to finance mortgage loans	4,715,976	(66,554)	(5.64)	5,556,639	(69,403)	(5.00)
MBS repurchase agreements	1,088,496	(14,441)	(5.31)	331,833	(3,862)	(4.72)
Impact of derivative financial instruments		925	0.06		12,832	0.88

Loan/MBS funding	5,804,472	(80,070)	(5.52)	5,888,472	(60,433)	(4.11)
Obligations for trust preferred securities	175,260	(3,904)	(8.91)	51,547	(1,075)	(8.46)

Total interest expense	$5,979,732	(83,974)	(5.62)	$5,940,019	(61,508)	(4.16)

Net interest margin		$5,928	0.40%		$28,878	1.91%

Net Gain on Sale of Mortgage Loans

The following table presents sales volume and related gain on sale information with respect to loans sold:

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Gain on sale	$3,793	$7,051	$(3,258)	(46.2)%

Sales volume	1,096,611	942,146	154,465	16.4

Gain on sale of mortgage loans held for sale was 35 bps on sales volume during the first three months of 2007, compared to 75 bps on sales volume during the first three months of 2006. The decrease in gain on sale relative to the amount of loans sold was primarily the result of market pressure upon pricing. It was also impacted by an increase in the amount of “scratch and dent” loans that were sold at a loss. During the first quarter of 2007, we sold $7.9 million of scratch and dent loans at a $1.8 million loss, compared to $8.1 million of scratch and dent loans sold during the first three months of 2006 at a $0.6 million loss. During the first quarter of 2007, we also sold $21.6 million in other mortgage loans on which we realized a loss of $2.3 million. These loans included second-lien and stated-income loans, loans with minor documentation defects and loans with minor borrower delinquencies. The discount on loans was exacerbated by market conditions prevailing during the period, and, in management’s view, discounts on similar loans in prior periods have been minimal. Also contributing to the decrease in gain on sale of mortgage loans is the decrease in the amount of gains on derivative financial instruments realized, from $2.2 million during the first three months of 2006, most of which related to the 2006-1 securitization, to $0.4 million during the first three months of 2007. The decrease in gain on sale of mortgage loans was somewhat diminished by a lower standard cost estimate under SFAS No. 91, Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, assigned to loans when compared to the year-earlier period, as well as a $0.5 million decrease in the provision for estimated losses on repurchased and indemnified loans. Gain on sale during the first quarter of 2007 included $1.1 million associated with the securitization facilitated by HomeBanc Mortgage Trust 2007-1 while gain on sale during the first quarter of 2006 included $1.3 million associated with the securitization facilitated by HomeBanc Mortgage Trust 2006-1.

Provision for Loan Losses

Loans 90 days or more past due increased during the first three months of 2007 from $38.4 million, or 0.88% of the $4.4 billion loan balance, at December 31, 2006 to $42.5 million, or 1.02% of the $4.2 billion loan balance, at March 31, 2007. Charge-offs were $0.8 million during the three months ended March 31, 2007, compared to $0.1 million during the year-earlier period. Management periodically evaluates the factors affecting the risk of loss in the portfolio and records additional provision for loan losses, as necessary, to maintain the adequacy of the Allowance. We view the increases in loans past due 90 days or more and charge-offs as primarily being attributable to the seasoning of the mortgage loans held for investment portfolio.

Net Gain on Sale of Securities Available for Sale

During the first quarter of 2007, we sold $1.2 billion of securities available for sale at a gain of $12.5 million. No sales of investment securities occurred in the year-earlier period. As previously discussed, we recorded a $7.0 million loss in net interest income related to losses on derivative financial instruments previously designated in cash flow hedges of the interest expense payments that would have occurred had the MBS not been sold in the current quarter.

Mortgage Servicing Income

The decrease in mortgage servicing income resulted from a $1.5 million increase in write-downs to fair value of MSRs during the first quarter of 2007, compared to the first quarter of 2006, due largely to a substantial increase in the balance of this asset, which decays in value over time. The negative impact of MSR activity during the three months ended March 31, 2007 was offset by an increase of $1.2 million of servicing income due to growth in the principal balance of loans serviced. The average principal balance of loans serviced for others increased significantly from $1.2 billion during the three months ended March 31, 2006 to $4.0 billion during the three months ended March 31, 2007. Our servicing portfolio has grown as a result of selling a larger portion of the adjustable-rate prime mortgage loans that we originate to third parties on a servicing retained basis.

Other Revenue

	For the Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Other Revenue Component	2007	2006
	(Dollars in thousands)
HomeBanc Title Partners	$597	$879	$(282)	(32.1)%
Mortgage insurance captives	502	432	70	16.2
Change in fair value of trading securities	315	—	315	N/A
Other	196	311	(115)	(37.0)

Total other revenue	$1,610	$1,622	$(12)	(0.7)%

Overall, other revenue decreased slightly during the three months ended March 31, 2007, compared to the year earlier period. The single largest decrease relates to revenue recognized by HomeBanc Title Partners, which is directly associated with mortgage loan origination volume generated in Florida as this is the only state in which the company is licensed to do business. Originations in the state of Florida decreased from $626.9 million during the first quarter of 2006 to $473.3 million during the first quarter of 2007. The decrease in other revenue was offset by $0.3 million of mark-to-market gains on trading securities, which resulted from the significant increase in trading security activity since the first quarter of 2006.

Expenses

	For the Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Expense Component	2007	2006
	(Dollars in thousands)
Salaries and associate benefits, net	$24,810	$18,823	$(5,987)	(31.8)%
Marketing and promotions	4,022	6,602	2,580	39.1
Occupancy and equipment	4,085	4,147	62	1.5
Depreciation and amortization	2,044	2,233	189	8.5
Minority interest	61	52	(9)	(17.3)
Other operating expense	7,728	6,325	(1,403)	(22.2)

Total expenses	$42,750	$38,182	$(4,568)	(12.0)%

The increase in expenses is attributable to an increase in salaries and associate benefits expense, resulting from one-time charges associated with expense reduction efforts. This increase was partially offset by a decrease in marketing and promotions expense, as described below.

Salaries and Associate Benefits, Net

Overall, salaries and associate benefits expense increased during the first three months of 2007, compared to the year-earlier period, primarily due to one-time charges of $8.1 million that were incurred during 2007 as a result of our efforts to reduce expenses and better position the Company to compete in the current mortgage environment. These one-time charges resulted from the departures of Mr. Flood and Dr. Lopez from HomeBanc and the elimination of certain jobs in association with the restructuring of our sales and production operations organizations, which are further discussed in “Industry and Management Outlook – Expense Reductions” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained within this Report.

As a result of these expense reduction efforts as well as expense reduction efforts that took place during 2006, the overall increase in salaries and associate benefits expense was offset by a decrease of $2.0 million of general and administrative (“G&A”)-related expense as the G&A headcount decreased from 708 associates at December 31, 2006 to 639 associates at March 31, 2007. We also experienced a $0.3 million decrease in compensation, excluding commissions, within our sales organization due to reduced headcount, a $0.4 million decrease in other associate benefits, a $0.3 million decrease in contractual labor and a $0.2 million decrease in deferred compensation expense. The decrease in salaries and associate benefits expense was offset by a $1.7 million decrease in loan costs deferred under SFAS No. 91, which reduces salaries and associate benefits expense. The decrease in the net loan costs deferred resulted from decreased loan origination volume during the first quarter of 2007.

Marketing and Promotions

Marketing and promotions expense decreased from the year-earlier period as the single largest component, expenses related to SMAs, decreased by $1.4 million. Additionally, advertising expense decreased by $0.5 million as a result of our expense reduction efforts.

Details regarding the number of SMA relationships and the proportion of purchase money and total origination volume that they represent are presented below:

	2007	2006
Strategic marketing alliances at March 31,:
Realtor marketing alliances	96	112
Builder services alliances	43	106
Strategic marketing alliance originations for the three months ended March 31,:
Percentage of purchase money originations	51.4%	48.8%
Percentage of total originations	39.4	37.4

The increase in the productivity and proportion of purchase money and total originations represented by our SMAs are the result of active account portfolio management. As aging accounts expire, alliance partnerships are reevaluated and renewed based upon productivity and growth potential. In addition, we have renegotiated certain existing accounts at more favorable rates. Our intent in managing our SMA alliance partnerships is to reduce the overall cost of SMAs without diminishing the origination opportunities these relationships present.

Other Operating Expense

	For the Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Other Operating Expense Component	2007	2006
	(Dollars in thousands)
Audit/Tax/Legal	$2,565	$1,408	$(1,157)	(82.2)%
Consulting	262	355	93	26.2
Recruiting	84	273	189	69.2
Information systems maintenance	418	322	(96)	(29.8)
Business insurance	399	313	(86)	(27.5)
Business travel	323	652	329	50.5
Lender paid mortgage insurance	1,349	794	(555)	(69.9)
Outsourcing	1,405	907	(498)	(54.9)
Other	923	1,301	378	29.1

Total other operating expense	$7,728	$6,325	$(1,403)	(22.2)%

The overall increase in other operating expense during the quarter ended March 31, 2007, compared to the year-earlier period, was primarily the result of a $0.6 million increase in premiums incurred in connection with a loan product introduced during the third quarter of 2005 that includes lender paid private mortgage insurance (“PMI”) on the amount of the loan in excess of 80% of the appraised value of the property. We expect over time that loans with lender paid PMI to substantially replace second-lien mortgage loan originations and that they will change with fluctuations in loan origination volume. We also recognized one-time charges of $0.4 million related to legal and accounting expenses associated with our consideration of strategic alternatives, including, without limitation, a change in our operating model. In addition, we recorded $1.6 million in litigation costs. The increase in other operating expenses was offset by a decrease in business travel expenses and other operating expenses as a result of our efforts to reduce expenses throughout the Company.

Income Taxes

Income tax expense for the three months ended March 31, 2007 was $3.9 million, compared to a net benefit of $0.5 million, which includes $0.2 million in income tax expense related to the cumulative effect of change in accounting principle adjustment, for the same period in the prior year, reflecting effective tax rates of (21.2)% and (71.8)%, respectively. The effective tax rates are computed based on consolidated income or loss before income taxes, including the results of both HomeBanc Corp. and HBMC, which, as is more fully discussed below, are generally treated differently for income tax purposes. The change in the effective rate is due to the following:

•	a decrease in non-taxable income as estimated REIT taxable income was $5.9 million in the first quarter of 2007, compared to $21.2 million in the first quarter of 2006;

•	a taxable loss of approximately $37.2 million realized by HBMC during the first quarter of 2007, compared to $18.6 million in taxable loss realized in the first quarter of 2006; and

•

an addition of $14.4 million recorded to the deferred tax asset valuation allowance during the first quarter of 2007, compared to a $0.1 million release of the deferred tax asset valuation allowance during the first quarter of 2006.

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

During the three months ended March 31, 2007, the Company recorded $14.4 million in valuation allowance. As our taxable loss has increased, and the potential income from our tax strategies has decreased due to a decrease in the assets available to deploy into those strategies, our ability to recognize additional tax benefit has decreased, resulting in the need for a higher valuation allowance.

Business Segment Review

The following table displays results for our two segments for the three months ended March 31,:

	2007
	Mortgage Investment Operations	Mortgage Banking Operations	Intersegment Eliminations	Consolidated Totals
	(Dollars in thousands)
Net interest income	$2,880	$3,048	$—	$5,928
Provision for loan losses	341	—	—	341
Noninterest revenue	11,358	7,182	—	18,540
Noninterest expense	5,815	36,935	—	42,750

Income (loss) before income taxes	$8,082	$(26,705)	$—	$(18,623)

Average segment assets	$6,010,300	$794,400	$(562,105)	$6,242,595

	2006
	Mortgage Investment Operations	Mortgage Banking Operations	Intersegment Eliminations	Consolidated Totals
	(Dollars in thousands)
Net interest income	$29,593	$2,505	$(3,220)	$28,878
Provision for loan losses	39	—	—	39
Noninterest revenue	(1,173)	10,806	—	9,633
Noninterest expense	2,473	38,929	(3,220)	38,182

Income (loss) before income taxes	$25,908	$(25,618)	$—	$290

Average segment assets	$6,440,990	$539,399	$(448,004)	$6,532,385

Mortgage Investment Operations

The mortgage investment operations segment represents activities conducted at HomeBanc Corp. These activities historically have centered around generating net interest income through a portfolio of mortgage loans held for investment and MBS funded predominantly with CDOs and repurchase agreements, respectively.

Net Interest Income. Net interest income decreased during the quarter ended March 31, 2007 when compared with the year-earlier period. A significant driver of the decline was the one-time effect of certain derivative financial instruments during both the current period and the year-earlier period. During the first quarter of 2007, we sold $1.3 billion of MBS and subsequently repaid the debt used to purchase the MBS. As a result, $7.0 million was recorded, consistent with our classification of the impact of derivative financial instruments in effective hedging relationships with debt instruments, as an increase to interest expense because the forecasted interest payments associated with the MBS funding that we previously assessed as being probable of occurring were deemed probable to not occur. In contrast, during the first quarter of 2006, as a result of management’s change of intent with respect to the 2006-1 securitization and other anticipated securitizations, interest expense was reduced by $7.5 million representing the full terminated value of instruments initially designated in cash flow hedging relationships of the interest payments that would have occurred had this change of intent not taken place. Net interest income was also significantly impacted by net interest margin compression resulting from growth in the relative share of MBS in the portfolio and the flattened yield curve.

Provision for Loan Losses. The provision for loan losses increased from the first quarter of 2006 to the first quarter of 2007 as a result of increased delinquencies and net charge-offs. The provision recognized during both quarters was impacted by certain changes made to the Allowance methodology during the quarters preceding them.

Noninterest Revenue. Noninterest revenue increased significantly from period to period because of the gain of $12.5 million realized on the sale of substantially all of our securities available for sale.

Noninterest Expense. Noninterest expense increased in the current quarter when compared with the year-ealier period as a result of one-time charges during the quarter, including $2.7 million related to severance for our former CEO. We also recognized one-time charges of $0.4 million related to legal and accounting expenses associated with our consideration of various strategic alternatives, including potential changes in our operating model.

Mortgage Banking Operations

The mortgage banking operations segment represents activities conducted at HBMC. These activities historically have centered around origination of loans and the subsequent generation of gain on sale of these mortgage loans by originating loans in our store locations and realtor store-in-store locations for sale in addition to servicing loans for others.

Net Interest Income. Net interest income increased from period to period largely as the result of an increasing average balance of mortgage loans held for sale.

Noninterest Revenue. The main driver of the decline in noninterest revenue from quarter to quarter was the decrease in gain on sale of mortgage loans of $3.3 million. Marketplace conditions resulted in diminished execution as total gains decreased in spite of the fact that sales volume actually increased from $942.1 million during the first quarter of 2006 to $1.1 billion during the first quarter of 2007. Segment results do not reflect any gains on the transfer of loans from the mortgage banking segment to the mortgage investment segment.

Noninterest Expense. The noninterest expense during the first quarter of 2007 included one-time charges amounting to $5.7 million related to severance for Mr. Flood and Dr. Lopez, the restructuring of our sales management organization, the streamlining of production operation activities and the consolidation of rented facilities. In addition, we recorded $1.6 million in litigation costs. Noninterest expense was also impacted by a $3.2 million decline in intercompany interest expense as HomeBanc Corp. contributed capital to HBMC by forgiving intercompany debt on January 1, 2007, a $2.6 million decrease in marketing and promotions due largely to reduced SMA expenditures and advertising, and a $2.4 million decrease in salaries as a result of efforts to reduce compensation among G&A associates and within our sales management infrastructure.

Effects of Inflation

There have been no material changes from the effects of inflation discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. See Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk. In general, short-tem interest rates remained stable during the quarter while mid- and long-term rates revolved around the ten year point with mid-term rates moving modestly lower and long-term rates moving slightly higher since December 31, 2006.

Cyclicality and Seasonality

The mortgage banking industry is cyclical and seasonal in nature. Mortgage loan production generally is greatest when interest rates are low and declines as rates increase. Seasonal trends in purchase money mortgage originations reflect the pattern of home sales in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. The effect of this seasonality may be muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing mortgage rates, and may be less in the Southeast due to more temperate winter weather than in other parts of the country. In addition, mortgage delinquency rates typically rise temporarily in the winter months driven by mortgagor payment patterns. Our purchase money mortgage loan origination volumes and revenues typically are lowest in the first and fourth calendar quarters and highest in the second and third calendar quarters. Based on MBA projections as of April 23, 2007, mortgage originations in 2007 are expected to be 9.1% less than in 2006.

Contractual Obligations and Off Balance Sheet Arrangements

Interest rate lock commitments (“IRLCs”) are agreements to lend at specified interest rates for loans we intend to sell to third parties. Since many commitments to extend credit may expire without being drawn upon, total commitment amounts do not necessarily represent future cash flow requirements. We had $422.7 million of outstanding IRLCs at March 31, 2007.

On March 30, 2007, we completed a loan securitization treated as a sale, through the issuance by HomeBanc Mortgage Trust 2007-1, of approximately $296.8 million of certificates representing an interest in one pool of conventional, first-lien, adjustable-rate residential mortgage loans and one pool of conventional, second-lien, fixed- and adjustable-rate residential mortgage loans originated by HBMC. Additional information regarding this transaction is included in Note 13, “Securitizations,” to the condensed consolidated financial statements.

We have various contractual commitments and financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of March 31, 2007 (dollars in thousands):

Contractual Obligations	Payments Due by Period
	Total	2007	2008-2009	2010-2011	Thereafter
Financing arrangements(1)	$1,013,153	$837,893	$—	$—	$175,260
Operating leases(2)	55,624	8,409	19,410	14,863	12,942
Employment agreements	4,147	1,847	2,300	—	—
Contractual marketing(3)	20,986	7,744	10,041	3,201	—

Total	$1,093,910	$855,893	$31,751	$18,064	$188,202

(1)	Obligations for financing arrangements solely represent principal payments due under existing borrowing agreements and do not include the related future interest payments. Excluded from financing arrangements are $4.1 billion in CDOs issued in association with our securitization transactions. These securitizations are accounted for as secured borrowings with debt issuance directly financing loans held for investment. The CDOs will be repaid as cash is received from borrowers, in the form of scheduled payments, prepayments and curtailments, on the underlying loan balances.
(2)	Included in operating leases are leases for corporate office facilities and stores.
(3)	Contractual marketing obligations represent costs associated with our SMAs.

Liquidity and Capital Resources

Our core business activities include, among other things:

•	the origination and funding of mortgage loans held in our investment portfolio, and our receipt of principal and interest payments on those mortgage loans;

•	the origination and funding of mortgage loans to be sold into the secondary market, and our receipt of the proceeds from those sales; and

•	servicing mortgage loans.

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

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay interest on and repay the principal amounts of our borrowings, fund and maintain investments, make distributions to our shareholders and pay our general business expenses. We presently believe our current cash balances, funds available under our financing arrangements (as described below) and cash flows from operations, including proceeds from sales of fixed-rate and adjustable-rate mortgage loans and the net proceeds from the sale of our MBS, will be sufficient to support our liquidity requirements for the foreseeable future. Our investments and assets also generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings. As we review and consider various strategic alternatives, including potential changes in our operating model, and as we implement our new business strategies, significant additional expenditures of cash likely will be required, perhaps in both the short- and long-term. From time to time, we may seek additional sources of capital through the issuance of debt or equity securities or by entering into new borrowing facilities.

In the past, we have amended our credit facilities from time to time to permit additional leverage as we aggregated mortgage loans in anticipation of our IPO or in anticipation of securitizations of mortgage loans. We currently have no commitments for any financings other than through our existing facilities, and we cannot assure you that we will be able to access the capital markets or obtain any additional financing at the times required and on terms and conditions acceptable to us, if at all. If we fail to obtain needed additional financing, our growth would be slowed or suspended and/or we will be unable to pursue any such strategic alternatives. Additionally, in the event our cash flows from operating activities, investing activities and financing activities, exclusive of the impact of the payment of a dividend distribution, are insufficient to pay a dividend distribution that we are required to make to maintain our status as a REIT, for as long as we may elect to do so, then our equity offerings, issuances of unsecured debt and the sale of assets (including mortgage loans held for sale and held for investment) are additional sources of cash that we may use to make a particular dividend distribution.

Loan Securitizations

We have completed multiple securitizations accounted for as collateralized borrowings since July 2004, resulting in the issuance of approximately $6.3 billion of notes. As of March 31, 2007, the outstanding balance of our collateralized borrowings amounted to $4.1 billion. During the first quarter of 2007, we also completed a securitization treated as a sale under SFAS No. 140, through the issuance by HomeBanc Mortgage Trust 2007-1 of approximately $296.8 million of notes. We expect to continue to use securitization transactions, whether structured as sales or collateralized borrowings, as a source of liquidity in the future.

Debt Facilities

A summary of our outstanding debt facilities is as follows:

	As of March 31, 2007
Debt Facility	Maximum Borrowing Capacity		Outstanding Balance	Maturity Date	Changes Made to Debt Facility Since December 31, 2006 (1)
	(Dollars in thousands)
Warehouse Debt
Warehouse repurchase agreement led by JPMorgan Chase Bank (the “JPMorgan Warehouse Facility”)	$500,000		$406,596	October 30, 2007	On March 30, 2007, HomeBanc and HBMC entered into Amendment No. 1 to the JPMorgan Warehouse Facility, which changed certain financial covenants.

Repurchase line of credit with Liquid Funding, Ltd. (the “Liquid Funding Repurchase Agreement”)	150,000	(2)	—	March 27, 2008	On March 27, 2007, HomeBanc and HBMC entered into Amendment No. 3 to the Liquid Funding Repurchase Agreement, which extended the maturity date to March 27, 2008 from March 27, 2007.

As Soon As Pooled Plus® line of credit with Fannie Mae	N/A		903	No maturity date.	None.

Loan and security agreement with JPMorgan Chase Bank (the “JPMorgan Loan Agreement”)	75,000		—	October 30, 2007	On April 9, 2007, HomeBanc and HBMC entered into Amendment No. 1 to the JPMorgan Loan Agreement, which clarified the security interest of the lender in collateral securing borrowings by HomeBanc and HBMC.

Repurchase line of credit with JPMorgan Chase Bank (the “2007 JPMorgan Repurchase Agreement”)	$500,000		$29,872	Terminable by either party, given a two- month notice	On January 23, 2007, HomeBanc and HBMC replaced the 2004 JPMorgan Repurchase Agreement with the 2007 JPMorgan Repurchase Agreement.

Total warehouse debt	$1,225,000		$437,371

Aggregation Facility Debt
Aggregation credit facility with Bear Stearns & Co. (the “Bear Stearns Repurchase Agreement”)	150,000	(2)	—	September 27, 2007	On January 22, 2007, HomeBanc and HBMC entered into Amendment No. 1 to the amended and restated Limited Guaranty of the Bear Stearns Repurchase Agreement, which amended and restated the negative covenants permitted to be incurred by HomBanc under the terms of the agreement.

Total aggregation facility debt	$150,000		$—

MBS Repurchase Agreement Debt
Master repurchase agreements - various counterparties	$1,330,000		$400,522	No stated maturity date.	None.

Total MBS repurchase agreement debt	$1,330,000		$400,522

(1)	See Note 5, “Borrowings,” to the condensed consolidated financial statements for a further explanation of changes made to the debt facilities since December 31, 2006.
(2)	The combined maximum borrowing capacity under the Liquid Funding Repurchase Agreement and the Bear Stearns Repurchase Agreement may not exceed $300 million.

Many of our borrowing arrangements contain financial and non-financial covenants, and we were in compliance with all of these covenants as of March 31, 2007.

Recent Accounting Developments

See Note 2, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” to the condensed consolidated financial statements, contained elsewhere in this Report.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

We are exposed to credit risk from the time we fund mortgage loans until they are either sold or the principal balance is repaid in full. While we have not experienced any significant credit losses to date, in the event of a significant rising interest rate environment and/or economic downturn, mortgage loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. This risk may be magnified to the extent we build our portfolio of adjustable-rate mortgage loans whose rates increase as the base rate (e.g., LIBOR) increases, subject to contractual limits.

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

Our loans held for investment as of March 31, 2007 were primarily comprised of mortgage loans that have interest rates that change at one-month or six-month intervals based on changes in LIBOR. In addition, a portion of the loans that are held for investment are hybrid adjustable-rate loans, which carry an initial fixed coupon rate for the first three, five, seven or ten years, with interest rates that reset each six months thereafter based on the six-month LIBOR rate plus a spread. These mortgage loans also have lifetime caps (maximum allowed interest rates).

The table below shows the change in net interest income we estimate would occur from 50 and 100 basis point increases and decreases in interest rates based upon current funding and derivative financial instrument positions. This estimate reflects instantaneous changes that are then held constant for one year.

Instantaneous Interest Rate Change Analysis

on Mortgage Loans Held for Investment

Interest Rate Change from March 31, 2007	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(Dollars in thousands)
+100	$(335)	(1.3)%
+50	46	0.2
-50	(1,338)	(5.4)
-100	(3,686)	(14.8)

Our mortgage loans held for sale as of March 31, 2007 were comprised of adjustable- and fixed-rate mortgage loans. The interest rates on adjustable-rate mortgage loans reset at various intervals and are generally subject to lifetime caps, while the rates on fixed-rate loans do not change. We also originate hybrid loans with both fixed and variable pricing components. We presently do not believe that we have significant interest rate risk on our mortgage loans held for sale under most of the interest rate scenarios we believe likely to occur. However, should interest rates move significantly before we sell the loans, we would be more significantly affected by the change in interest rates.

Changes in market interest rates affect our estimates of the fair value of our mortgage loans held for sale, IRLCs and the fair value of our derivatives which relate to these instruments, including swaps and forward sales of MBS and Treasury notes. MSRs are also included when assessing hedge position as they provide a natural hedge against changes in the fair value of our mortgage loans held for sale and IRLCs, diminishing the overall impact to the organization of shifts in the yield curve.

The following table summarizes the sensitivity of the fair value of our mortgage loans held for sale and IRLCs and of the related derivative financial instruments and MSR portfolio to instantaneous shifts of various magnitudes in the yield curve:

	+100 Basis Points	+50 Basis Points	-50 Basis Points	-100 Basis Points
	(Dollars in millions)
As of March 31, 2007
Change in fair value of mortgage loans held for sale and IRLCs	$(20.165)	$(10.129)	$7.238	$12.967
Change in fair value of MSRs, derivative financial instruments related to loans held for sale and IRLCs	14.812	8.423	(9.883)	(18.194)

Net Change	$(5.353)	$(1.706)	$(2.645)	$(5.227)

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

Instantaneous Interest Rate Change Analysis

on Investment Securities

Interest Rate Change from March 31, 2007	Change in Fair Value	Percentage Change in Fair Value
(in basis points)	(Dollars in thousands)
+100	$(8,775)	(2.8)%
+50	(4,044)	(1.3)
-50	3,265	1.1
-100	5,768	1.9

Item 4:	Controls and Procedures

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

HomeBanc’s management has evaluated, with the participation of HomeBanc’s Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer, along with the Deputy Chief Financial Officer, the effectiveness of the design and operation of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer, along with the Deputy Chief Financial Officer have concluded that, as of March 31, 2007, HomeBanc’s disclosure controls and procedures are effective in ensuring, to a reasonable assurance level, that all material information required to be disclosed and filed in this Report was recorded, summarized and reported within the time period required by the SEC’s rules and forms.

There was no change in HomeBanc’s internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to affect, HomeBanc’s internal controls over financial reporting.

PART II

Item 1:	Legal Proceedings

The nature of our business requires compliance with various state and federal lending laws and exposes us to a variety of legal proceedings and matters in the ordinary course of business, primarily related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. We are also subject to legal proceedings from time to time related to employee and employment issues. We have recorded litigation reserves where we have determined such reserves to be required pursuant to GAAP, including the addition of $1.6 million in reserves during the first quarter of 2007. Our determinations regarding the need to establish litigation reserves requires us to make subjective judgments based upon our understanding of the then existing facts and status of the legal proceedings. These subjective judgments are inherently uncertain and are subject to change.

Over the past few years, there has been an increase in the number, and an expansion of the scope, of lawsuits directed at mortgage originators and other financial services companies alleging that loan originators, securities brokers and other employees with sales duties are required to be paid overtime under the Fair Labor Standards Act. Such claims include both lawsuits by single plaintiffs and collective actions involving multiple plaintiffs. We have received several such claims, and we currently are subject to several pending lawsuits in which the plaintiffs claim that they have been misclassified as being exempt from overtime payment and that they, accordingly, are owed backpay from us for unpaid overtime.

In particular, the following putative collective action is presently pending against the Company and Patrick S. Flood (“Flood”) (our former Chief Executive Officer): King, et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 2:06-cv-96-MMH-SPC, United States District Court for the Middle District of Florida. There are also the following two multi-plaintiff actions presently pending against the Company and Flood: Tyler, et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 0:06-60332-CIV-HURLEY/HOPKINS, United States District Court for the Southern District of Florida; and Clements, et al. v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 1:06-CV-2217-ODE, United States District Court for the Northern District of Georgia. A motion for conditional class certification is presently pending in the King case. The parties in Tyler have agreed to settle all claims against HomeBanc and Flood. On May 4, 2007, the Court approved the terms of the parties’ proposed settlement in a telephonic hearing and dismissed the Tyler case with prejudice on May 7, 2007. The plaintiffs in the Clements case have withdrawn their request for class certification, and several of the opt-in plaintiffs from the King case have withdrawn from that case and refiled as plaintiffs in the Clements case. We did not oppose these plaintiffs joining the Clements case. Based on a statement of claims filed by selected plaintiffs in the King and Tyler cases, and extrapolating therefrom, plaintiffs’ counsel in King (which are the same attorneys representing the Tyler plaintiffs) appear to be seeking multi-million dollar collective damages plus legal fees for King. The plaintiffs in Clements have yet to make any settlement demand or give any indication of the amount of damages and legal fees they seek.

In addition to the foregoing, we are also defending four single plaintiff actions in which non-exempt employees allege they were entitled to overtime pay in addition to those amounts which they were already paid by HomeBanc. The styles of these cases are Gilhuly v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 6:06-CV-1669-JA-KRS, United States District Court for the Middle District of Florida; Davis v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 6:06-CV-1668-JA-JGG, United States District Court for the Middle District of Florida; Gil v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 6:06-cv-1742-PCF-JGG, United States District Court for the Middle District of Florida; and White v. HomeBanc Mortgage Corporation and Patrick S. Flood, Civil Action No. 6:07-cv-169-ACC-JGG, United States District Court for the Middle District of Florida. The dollar amount of the alleged damages presently is not estimable.

These cases involve complex issues of law and fact and have not yet progressed to the point where we can: (1) predict their outcome; (2) precisely estimate damages that might result from such cases due to the uncertainty of the class certification and the number of potential participants in any class that may be certified; or (3) predict the effect that final resolution of any litigation might have on us, our business, financial condition or results of operations, although such effect could be materially adverse. After consulting with counsel, we believe that we have defenses to the claims against us in these cases and are vigorously defending these proceedings.

We also cannot predict the outcome of any other litigation pending or threatened against us, nor can we predict the effect that any litigation might have on us, our business, financial condition or results of operations, although such effect could be materially adverse.

Item 1A:	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

The recent negative attention attracted by the subprime mortgage loan market has adversely affected the perception of our company and the trading price of our common stock.

The recent media, legislative and investor attention attracted by the subprime mortgage loan market has adversely affected the public perception of the mortgage loan industry generally, including the perception of our company. Although a very limited amount – less than 1% – of the mortgage loans that we originate are comprised of what we consider to be subprime mortgage loans, the trading price of our common stock has been adversely affected by the recent credit and other problems in the subprime lending market.

As a result of the recent problems faced by the subprime lending market, there has been a sharp decrease in the market price for mortgage loans – both prime and subprime – sold into the secondary market, which has negatively affected the pricing we receive from the sale of mortgage loans that we originate. These market conditions also may require us to become more stringent in originating loans in an effort to avoid credit issues, and could result in us having to repurchase a greater amount of mortgage loans than we historically have purchased, as the result of defaults, differences in perceived value of collateral and minor documentation errors.

The market conditions in the first quarter of 2007 have severely affected our gain on sale income and our net interest margin, and these market conditions may not improve in the foreseeable future.

We generate revenues from (1) the sale of mortgage loans that we originate and (2) the net interest income that we generate from our investment portfolio. During the first quarter of 2007, market conditions in the mortgage loan industry continued to deteriorate. As a result of these market conditions, we experienced a sharp decline in our gain on sale income from the sale or our mortgage loans that we originated, and a decline in the net interest income that we realized from our investment portfolio. There is no assurance that these market conditions will improve, or that we will be able to meaningfully adapt to these market conditions, and our net income (loss) may continue to suffer as a result.

The severely adverse market conditions in the mortgage loan industry have required us to continue to review any number of strategic alternatives, which may preclude the execution of strategic decisions previously announced by us.

We previously announced our intention to no longer operate our public company as a REIT beginning in 2007, and that we would consider any number of means of effecting that decision. However, as the result of the continued deterioration in market conditions in the mortgage loan industry, we may be unable to realize the benefits from this change in operating model. As a result, we continue to explore any number of strategic alternatives that may be available to us. There is no assurance that we will be able to determine the most appropriate strategic alternative, or that we will be able to successfully implement any alternative that we determine to pursue.

The decline in our mortgage origination volume could be larger than the decline forecasted for the mortgage origination industry generally, which would adversely affect our business, financial condition, results of operations and the price of our securities.

The Mortgage Bankers Association Long-Term Mortgage Finance Forecast, dated April 23, 2007, predicted a 4% increase in total mortgage originations and a 12% decrease in purchase money originations for the first quarter of 2007 as compared to the same period of 2006. Our total mortgage loan originations during the first quarter of 2007, when compared to the same period of 2006, declined 13%, and our purchase money mortgage originations also decreased 13% in the first quarter of 2007 when compared to the first quarter of 2006. The Florida Association of Realtors indicated a 27% decrease in existing home sales during the first quarter of 2007 compared to the same period of 2006.

The decline in both total originations and purchase money originations is due primarily to the adverse market conditions faced by our Florida operations, which comprised 44% of our total originations for the three months ended March 31, 2007. Our Florida mortgage loan volumes for the first quarter of 2007 reflected a 25% decrease from our volume the same period in 2006. If mortgage origination volume in Florida continues to lag behind the national market generally, our business, financial condition and results of operations will be adversely affected.

We face intense competition for qualified personnel, particularly experienced loan originators, and our inability to attract and retain such highly skilled originators would adversely affect our business, financial conditional, results or operations and the price of our securities.

Generally, our business is dependent upon the highly skilled, and often highly specialized, individuals, especially mortgage loan originators, that we employ. Our failure to identify, recruit and retain qualified associates, including, but not limited to, associates qualified to originate a large volume of mortgage loans, could harm our future operating results and may, in turn, negatively affect the price of our securities. Specifically, we depend on our associates to originate mortgage loans by, among other things, developing relationships with consumers, real estate agents and brokers, builders, corporations, our SMA partners and others, which we believe leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled associates in order to remain competitive.

In addition, our growth strategy contemplates continually attracting and hiring additional qualified associates. The market for such persons is highly competitive and historically has experienced a high rate of turnover. Our most successful mortgage loan originators face any number of professional alternatives from other mortgage loan companies, and we may be unable to match the employment terms offered by such other companies. As a result, our most successful mortgage loan originators may elect to leave our company for more attractive employment offers.

Competition for qualified associates may lead to increased costs to hire and retain them, in addition to the expense and potential distraction to management, caused by filling vacancies. We cannot guarantee that we will be able to attract or retain qualified associates. If we cannot attract or retain a sufficient number of skilled associates, or even if we can retain them but at higher costs, we would generate fewer mortgage loans, and our business, financial condition, results of operations and the price of our securities could be harmed.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

None

(b) Uses of Proceeds.

None

(c)	Repurchases of Equity Securities.

On February 27, 2007, our board of directors authorized a share repurchase program of up to $16.5 million of our common stock. A public announcement of the authorization was made the same day.

The following table shows the share repurchase activity during the quarter ended March 31, 2007:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 5 – 31	3,593,900	$2.71	3,593,900

Total	3,593,900	$2.71	3,593,900

(1)	The approximate dollar value of the common stock that may yet be purchased under the Repurchase Program was $6.8 million as of March 31, 2007.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Submission of Matters to a Vote of Security Holders

None

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation of HomeBanc Corp. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Commission on March 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

3.1(ii)	Articles of Amendment of HomeBanc Corp. (Filed as Exhibit 3.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 as filed with the Commission on May 19, 2004, Commission File No. 333- 113777, and incorporated herein by this reference thereto).

3.1(iii)	Articles of Amendment of HomeBanc Corp. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on February 3, 2006, Commission File No. 001- 32245, and incorporated herein by this reference thereto).

3.1(iv)	Articles of Amendment of HomeBanc Corp. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 13, 2006, as filed with the Commission on March 14, 2006, Commission File No. 001-32245, and incorporated herein by this reference).

3.2	Bylaws of HomeBanc Corp., as amended on March 13, 2006 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 13, 2006, as filed with the Commission on March 14, 2006, Commission File No. 001-32245, and incorporated herein by this reference).

10.1(i)(a)	Master Repurchase Agreement dated as of January 23, 2007 between JPMorgan Chase Bank, N.A; HomeBanc Corp., and HomeBanc Mortgage Corporation (the “JPMorgan Master Repurchase Agreement”). (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 19, 2007, as filed with the Commission on January 24, 2007, Commission File No. 001-32245, and incorporated herein by this reference thereto).

Exhibit Number	Description
10.1(i)(b)	Amendment No. 1 to Master Repurchase Agreement dated as of March 30, 2007 between JPMorgan Chase Bank, N.A, as agent, HomeBanc Mortgage Corporation, HomeBanc Corp. and the Buyers party to the JPMorgan Master Repurchase Agreement. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 30, 2007, as filed with the Commission on April 6, 2007, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.1	Amendment No. Three to Master Repurchase Agreement, dated as of March 27, 2007, by and among HomeBanc Corp., HomeBanc Mortgage Corporation and Liquid Funding, Ltd. (the “Liquid Funding Master Repurchase Agreement”). (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 27, 2007, as filed with the Commission on March 29, 2007, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.2	Amendment No. 1 to Amended and Restated Limited Guaranty, dated as of January 22, 2007, by and between Bear Stearns Mortgage Capital Corporation and the Company. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated January 19, 2007, as filed with the Commission on January 24, 2007, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(a)	Mortgage Loan Purchase Agreement, dated as of March 1, 2007, by and between HMB Acceptance Corp. and HomeBanc Mortgage Corporation (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 30, 2007, as filed with the Commission on April 6, 2007, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(b)	Trust Agreement, dated as of March 1, 2007, by and among HMB Acceptance Corp., Wilmington Trust Company and U.S. Bank National Association (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 30, 2007, as filed with the Commission on April 6, 2007, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.3(c)	Pooling and Servicing Agreement, dated as of March 1, 2007, by and among HomeBanc Mortgage Trust 2007-1, HMB Acceptance Corp., HomeBanc Mortgage Corporation, Wells Fargo Bank, N.A., U.S. Bank National Association and Wilmington Trust Company. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 30, 2007, as filed with the Commission on April 6, 2007, Commission File No. 001-32245, and incorporated herein by this reference thereto).

10.4(i)	Form of 2007 Restricted Stock Unit Award Certificate.(1)*

10.5(i)	Separation and Release Agreement, dated as of January 19, 2007, by and between HomeBanc Corp. and Patrick S. Flood.(1)*

10.5(ii)	Employment Agreement, dated as of January 29, 2007, by and between HomeBanc Corp. and Kevin D. Race. (1)*

10.5(iii)	Separation and Release Agreement, dated as of February 14, 2007, by and between HomeBanc Corp. and Dr. Paul Lopez.(1)*

11	Statement Regarding Computation of Per Share Earnings.***

12.1	Statement Regarding Computation of Earnings to Fixed Charges.(1)

12.2	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)**

31.2	Certification of Deputy Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)**

Exhibit Number	Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)**

32.2	Certification of Deputy Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)**

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 7 to the condensed consolidated financial statements included in this Report.
(1)	Filed herewith via EDGAR.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2007.

HOMEBANC CORP.

May 10, 2007	By:	/s/ KEVIN D. RACE
Kevin D. Race
Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer

May 10, 2007	By:	/s/ NICOLAS V. CHATER
Nicolas V. Chater
Deputy Chief Financial Officer